Form 10-Q
period 1995-03-31
EMPIRE STATE BUILDING ASSOCIATES
filed 1995-05-12
CIK 32776

FORM 10-Q

                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549


         [x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 1995

                                         OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ____________ to ___________

         Commission file number 0-827

                          EMPIRE STATE BUILDING ASSOCIATES
               (Exact name of registrant as specified in its charter)

            A New York Partnership
            (State or other juris-                   13-6084254
            diction of incorporation                 (I.R.S. Employer
            or organization)                         Identification No.)

                       60 East 42nd Street, New York, New York
                      (Address of principal executive offices)
                                        10165
                                     (Zip Code)

                                   (212) 687-8700
                (Registrant's telephone number, including area code)

                                         N/A
            (Former name, former address and former fiscal year, if changed since last report)

            Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
            Yes [X]  No [ ]


               An Exhibit Index is located on Page __ of this Report.
              Number of pages (including exhibits) in this filing: __.

                        PART I.  FINANCIAL INFORMATION                  2.

       Item 1.  Financial Statements.

                         Empire State Building Associates
                          Condensed Statement of Income
                                   (Unaudited)


                                                  For the Three Months
                                                     Ended March 31,

                                                     1995       1994

       Income:

         Rent income, from a related
           party (Note B)                       $1,504,687   $1,504,687
         Dividend income                            28,632       32,197
                                                ----------   ----------
             Total income                       $1,533,319   $1,536,884
                                                ==========   ==========
       Expenses:

         Leasehold rent                         $  492,500   $  492,500
         Supervisory services, to a
           related party (Note C)                   39,854       39,854
         Amortization of leasehold                  52,117       52,117
                                                ----------   ----------
             Total expenses                        584,471      584,471
                                                ----------   ----------
       Net income                               $  948,848   $  952,413
                                                ==========   ==========
       Earnings per $10,000 partici-
         pation unit, based on 3,300
         participation units outstand-
         ing during the year                      $ 287.53     $ 288.61
                                                  ========     ========
         Distributions per $10,000 parti-
           cipation:

         Distributions per $10,000 parti-
           cipation consisted of the
           following:

           Income                                $  287.53    $  288.61
           Return of capital                      1,043.27     2,220.30
                                                 ---------    ---------
             Total distributions                 $1,330.80    $2,508.91
                                                 =========    =========

       At March 31, 1995 and 1994, there were $33,000,000 of
         participations outstanding.

                         Empire State Building Associates                   3.
                              Condensed Balance Sheet
                                   (Unaudited)

 Assets                                   March 31, 1995      December 31, 1994
 Current assets
  Cash                                       $   352,581             $3,653,616
  Prepaid rent                                    23,831                 23,831
  Overage rent due from Empire
    State Building Company, a
    related party (Note B)                           -0-                 97,887
                                             -----------              ---------
      Total current assets                       376,412              3,775,334
                                             -----------              ---------
 Real Estate
  Leasehold on Empire State
    Building                                 $39,000,000            $39,000,000
    Less, allowance for amortization          35,299,668             35,247,551
                                             -----------            -----------
                                               3,700,332              3,752,449
                                             -----------            -----------
      Total assets                           $ 4,076,744            $ 7,527,783
                                             ===========            ===========
 Liabilities and Capital
  Current liabilities
    Accrued expense, to a related
      party (Note C)                         $       -0-            $     8,253
                                             -----------            -----------
       Total current liabilities                     -0-                  8,253
 Capital
  Capital, January 1,                        $ 7,519,530            $11,615,924
  Add, Net income:
    January 1, 1995 through
      March 31, 1995                             948,848                    -0-
    January 1, 1994 through
      December 31, 1994                              -0-              7,100,005
                                             -----------            -----------
                                               8,468,378             18,715,929
                                             -----------            -----------
  Less, Distributions:
    Monthly distributions,
      January 1, 1995 through
       March 31, 1995                            972,333                    -0-
      January 1, 1994 through
       December 31, 1994                             -0-              3,889,333
    Distribution on February 28,
      1995 of Overage Rent for the
      lease year ended December 31,
      1994 and dividend income                 3,419,301                    -0-
    Distribution on February 28,
      1994 of Overage Rent for the
      lease year ended December 31,
      1993 and dividend income                       -0-              7,307,066
                                             -----------            -----------
                                               4,391,634             11,196,399
                                             -----------            -----------
 Capital:
  March 31, 1995                               4,076,744
  December 31, 1994                                  -0-              7,519,530
                                             -----------            -----------
    Total liabilities and capital:
      March 31, 1995                         $ 4,076,744
      December 31, 1994                                             $ 7,527,783
                                             ===========            ===========

                        Empire State Building Associates                 4.
                       Condensed Statement of Cash Flows
                                  (Unaudited)


                                           January 1, 1995    January 1, 1994
                                               through            through
                                           March 31, 1995     March 31, 1994

   Cash flows from operating activities:
     Net income                              $   948,848        $   952,413
     Adjustments to reconcile net income
      to cash provided by operating
      activities:
     Amortization of leasehold                    52,117             52,117
     Change in Overage Rent due from
      Empire State Building Company,
      a related party                             97,887             12,818
     Change in accrued supervisory
      services, to a related party                (8,253)            (4,409)
                                             -----------         ----------
      Net cash provided by
        operating activities                   1,090,599          1,012,939
                                             -----------         ----------
   Cash flows from financing activities:
     Cash distributions                       (4,391,634)        (8,279,399)
                                             -----------         ----------
      Net Cash used in financing
        activities                            (4,391,634)        (8,279,399)
                                             -----------        -----------
      Net decrease in cash and
        cash equivalents                      (3,301,035)        (7,266,460)

     Cash and cash equivalents
      beginning of period                      3,653,616          7,622,766
                                             -----------        -----------
     Cash and cash equivalents
      end of period                          $   352,581        $   356,306
                                             ===========        ===========

            Empire State Building Associates                       5.

            March 31, 1995

         Notes to Condensed Financial Statements (unaudited)

         Note A - Basis of Presentation

                   The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and statement of cash flows in conformity with generally accepted accounting principles. The accompanying unaudited condensed financial statements include all adjustments (consisting only of normal recurring accruals) which are, in the opinion of the partners in Registrant, necessary for a fair statement of the results for such interim periods. The partners in Registrant believe that the accompanying unaudited condensed financial statements and the notes thereto fairly disclose the financial condition and results of Registrant's operations for the periods indicated and are adequate to make the information pre-sented therein not misleading.

         Note B - Interim Period Reporting

                   The results for interim periods are not necessarily indicative of the results to be expected for a full year.

                   Registrant is a partnership which was organized on July 11, 1961. Registrant owns the tenant's interest in a master operating leasehold (the "Master Lease") on the Empire State Building (the "Building") and the land thereunder, located at 350 Fifth Avenue, New York, New York (the "Property"). The fee owner of the Property is Trump Empire State Partners.

                   Registrant's partners are Donald A. Bettex, Peter L. Malkin and Alvin Silverman (collectively the "Partners"), each of whom also acts as an agent for holders of participations in his respective partnership interest in Registrant (the
         "Participants").

                   The initial term of the Master Lease expired on January 5, 1992. On January 30, 1989, Registrant exercised its first of four 21-year renewal options contained in the Master Lease and extended the Master Lease through January 5, 2013. The annual rent payable under Master Lease is $1,970,000 through January 5, 2013 and $1,723,750 annually during the term of each renewal period thereafter.

                   The value of the Master Lease is stated at cost. To reflect Registrant's exercise of the first renewal option under the Master Lease, the estimated useful life of the

            Empire State Building Associates                       6.

            March 31, 1995

         Master Lease has been revised to 25 years, effective January 1, 1988, through January 5, 2013.

                   Registrant does not operate the Property. It subleases the Property to Empire State Building Company ("Sublessee") pursuant to a net operating sublease (the "Sublease") with a term and renewal options essentially coextensive with those contained in the Master Lease. On January 30, 1989, Sublessee elected to renew the Sublease for a term commencing January 4, 1992 to January 4, 2013.

                   Sublessee is required to pay annual basic rent ("Basic Rent") of $6,018,750 from January 1, 1992 through January 4, 2013 and $5,895,625 from January 5, 2013 through the expiration of all renewal terms. Sublessee is also required to pay Registrant overage rent of 50% of Sublessee's net operating profit in excess of $1,000,000 for each lease year ending December 31 ("Overage Rent").

                   Overage Rent and other accumulated interest income is distributed annually after payment of any additional payments for supervisory services to Counsel (as described in Note C below).

                   For 1994, Sublessee reported net operating profit of $8,195,774 and paid Registrant Overage Rent of $3,597,887. Registrant included such Overage Rent in income for 1994. Total funds available for distribution were $3,637,554, including dividend income of $39,667 earned on temporary investments (primarily with the Fidelity U.S. Treasury Income Portfolio). After additional payments for supervisory services of $218,253 to Counsel (as described in Note C below), the balance of $3,419,301 was distributed to the Participants on February 28, 1995.

                   Subleasee is a New York partnership in which Peter L. Malkin is a partner. The Partners in Registrant are also members of the law firm of Wien, Malkin & Bettex, 60 East 42nd Street, New York, New York, which acts as counsel to Registrant and Sublessee ("Counsel"). See Note C below.

         Note C - Supervisory Services

                   Registrant pays Counsel for supervisory services and disbursements, (i) the basic payment of $100,000 per annum, (the "Basic Payment") and (ii) an additional payment of 6% of all distributions to Participants in any year in excess of the amount representing a return of 9% per annum on their remaining cash investment in any year ("Additional Payment").

            Empire State Building Associates                       7.

            March 31, 1995

                   No remuneration was paid during the three-month period ended March 31, 1995 by Registrant to any of the Partners as such. Pursuant to the fee arrangements described herein, Registrant paid Counsel $25,000 of the Basic Payment for supervisory services for the three-month period ended March 31, 1995, and $4,951 a month as the Additional Payment for supervisory services. The supervisory services provided to Registrant by Counsel include legal, administrative and financial services. The legal and administrative services include acting as general counsel to Registrant, maintaining all of its partnership records, performing physical inspections of the Building, reviewing insurance coverage and conducting annual partnership meetings. Financial services include monthly receipt of rent from the Sublessee, payment of monthly rent to the fee owner, payment of monthly and additional distributions to the Participants, payment of all other disbursements, confirmation of the payment of real estate taxes, and active review of financial statements submitted to Registrant by the Subleseee and financial statements audited and tax information prepared by Registrants' independent certified public accountant, and distribution of such materials to the Participants. Counsel also prepares quarterly, annual and other periodic filings with the Securities and Exchange Commission and applicable state authorities and distributes to the Participants quarterly source of distribution reports.

                   Note B of this Item 1 ("Note B") for a description of the terms of the Sublease between Registrant and Sublessee. The respective interests of the Partners in Registrant and in Sublessee arise solely from ownership of their respective participations in Registrant and, in the case of Mr. Malkin, his ownership of a partnership interest in Sublessee. The Partners receive no extra or special benefit not shared on a pro rata basis with all other Participants in Registrant or partners in Sublessee. However, each of the Partners, by reason of his respective interest in Counsel, is entitled to receive his pro rata share of any legal fees or other remuneration paid to Counsel for legal services rendered to Registrant and Sublessee.

                   As of March 31, 1995, the Partners owned of record and beneficially an aggregate $81,250 of participations in Registrant, representing less than 1% of the currently outstanding participations therein totaling $33,000,000.

                   In addition, as of March 31, 1995 certain of the Partners (or their respective spouses) held additional
         Participations as follows:

            Empire State Building Associates                       8.

            March 31, 1995

                   Barbara N. Bettex, the wife of Donald A. Bettex, owned of record and beneficially, $10,000 of Participations. Mr. Bettex disclaims any beneficial ownership of such Participations.

                   Selma Silverman, the wife of Alvin Silverman, owned of record and beneficially, $2,500 of Participations. Mr. Silverman disclaims any beneficial ownership of such Participations.

                   Peter L. Malkin owned of record as trustee or co-trustee but not beneficially, $160,000 of Participations. Mr. Malkin disclaims any beneficial ownership of such Participations.

                   Peter L. Malkin owned of record as co-trustee of two separate trusts a total of $40,000 of Participations. Mr. Malkin has a remainder interest in each of such trusts.

                   Isabel W. Malkin, the wife of Peter L. Malkin, owned of record and beneficially, $100,000 of Participations. Mr. Malkin disclaims any beneficial ownership of such Participations.

                   The Selma and Alvin Silverman Foundation, Inc., in which Mr. Silverman is a director, owned of record $17,500 of Participations. Mr. Silverman disclaims any beneficial ownership of such Participations.

         Item 2.   Management's Discussion and Analysis of
                   Financial Condition and Results of Operations

                   As stated in Note B, Registrant was organized for the purpose of acquiring the Property subject to a net operating sublease held by Sublessee. Basic Rent received by Registrant is used to pay annual rent due under the Master Lease, the Basic Payment and the Additional Payment for supervisory services; the balance of such Rent is distributed to the Participants. Overage Rent and any interest and dividends accumulated thereon are distributed to the Participants after the Additional Payment is made to Counsel. See Note C of Item 1 above. Pursuant to the Sublease, Sublessee has assumed responsibility for the condition, operation, repair, maintenance and management of the Property. Registrant is not required to maintain substantial reserves or otherwise maintain liquid assets to defray any operating expenses of the Property.

                   Registrant does not pay dividends. During the three-month period ended March 31, 1995, Registrant made

            Empire State Building Associates                       9.

            March 31, 1995

         regular monthly distributions of $98.21 for each $10,000 par-ticipation ($1,178.52 per annum for each $10,000 participation). On February 28, 1995, Registrant made an additional distribution of $1,036.15 for each $10,000 participation. Such distribution primarily consisted of Overage Rent paid to Registrant by Sublessee in accordance with the terms of the Sublease. There are no restrictions on Registrant's present or future ability to make distributions; however, the amount of such distributions depends solely on the ability of Sublessee to make monthly payments of Basic Rent and Overage Rent to Registrant in accordance with the terms of the Sublease. Registrant expects to make distributions in the future so long as it receives the payments provided for under the Sublease. See Note B.

                   Registrant's results of operations are affected primarily by the amount of rent payable to it under the Sublease. The amount of Overage Rent payable to Registrant is affected by
         (i) the downturn in the New York City economy and real estate rental market and (ii) the cost of the Property improvement program described herein under Other Information. It is anticipated that the improvement program to the Building, which commenced in l990, will negatively impact Overage Rent in 1995 through 1997. It is difficult for management to forecast whether the New York City real estate market will improve over the next few years.

                   A decrease in Overage Rent results in a reduction in the amount of distributions made to the Participants and a reduction in the expenditure for supervisory services. Anticipated reductions in the future Overage Rent will not have any other impact on Registrant.

                   Total income decreased for the three-month period ended March 31, 1995 as compared with the three-month period ended March 31, 1994. Such decrease resulted from a decrease in dividend income earned on funds temporarily invested in Fidelity U.S. Treasury Income Portfolio. No change occurred in total expenses for the three-month period ended March 31, 1995 as compared with the three-month period ended March 31, 1994.

                   The State of New York has asserted a tax deficiency against the Sublessee for approximately $1.5 million resulting from the imposition of New York State's utility tax on certain electricity, water and steam charges to tenants. Through December 31, 1994, approximately $600,000 of interest has accrued on this deficiency. The Supreme Court, New York County, has granted a summary judgement motion in favor of New York State, and Sublessee intends to appeal this decision. The final outcome cannot now be determined. If

            Empire State Building Associates                       10.

            March 31, 1995

         the State's position is ultimately upheld, Registrant believes that such a decision will not have a long-term, material adverse effect on Overage Rent. See Note 10 of the Notes.

                          Liquidity and Capital Resources

                   There has been no significant change in Registrant's liquidity for the three-month period ended March 31, 1995, as compared with the three-month period ended March 31, 1994.

                   Assuming that the Building continues to generate an annual net profit in future years comparable to that in the current year, Registrant anticipates that the value of the Building and the Property will exceed the indicated balance sheet value at March 31, 1995.

                   Registrant anticipates that funds for working capital will be generated by operations of the Building by Sublessee, which entity in turn is required to make payments of Basic Rent and Overage Rent under the Sublease and, to the extent necessary, from additional capital investment by the partners in Sublessee and/or external financing. Registrant foresees no need to make material commitments for capital expenditures while the Sublease is in effect.

                                     Inflation

                   Registrant believes that there has been no material change in the impact of inflation on its operations since the filing of its report on Form 10-K for the year ended December 31, 1994, which report and all exhibits thereto are incorporated herein by reference and made a part hereof.

                            PART II.  OTHER INFORMATION

         Item 1.   Legal Proceedings

                   The Property of Registrant is the subject of the following pending litigation:

              (1) On October 21, 1991, Julien J. Studley, holder of a $20,000 original participation in Registrant, brought suit in New York Supreme Court, New York County, against Registrant, the Partners, the Sublessee, Harry B. Helmsley (a partner in the Sublessee) and Counsel. The suit claims that the defendants have engaged in breaches of fiduciary duty and acts of self-dealing, including the Partners' request in September, 1991, that each

            Empire State Building Associates                       11.

            March 31, 1995

                   Participant, on an individual and voluntary basis, agree to the payment of certain increased compensation to Counsel. The suit is styled as a class action, but the Court has not granted class certification. The suit seeks judgment enjoining the Partners' solicitation for the voluntary compensation program, their removal, appointment of a receiver, an accounting by all defendants other than Registrant, compensatory and punitive damages in unspecified amounts, costs, counsel fees and other unspecified relief. On January 10, 1992, all defendants answered the complaint and denied all material allegations of liability and damage.
                   Registrant is a nominal defendant in the action. The complaint does not seek any relief against Registrant, and accordingly, Registrant's counsel has advised management that no loss or other unfavorable outcome of the action for Registrant is anticipated.

              (2) Trump Empire State Partners issued a notice to Registrant, by letter dated December 20, 1994, alleging that Registrant was in default of various provisions of the Lease, including, among others, those provisions requiring Registrant to (i) obtain landlord's approval for structural changes to the Building costing in excess of $200,000 and (ii) maintain the Building (the "Default Notice").

                   Registrant and Company commenced an action in the Supreme Court of New York (the "Court") on February 14, 1995 against Trump Empire State Partners and one of its alleged general partners, Trump Empire State Inc. (collectively, "Trump"), seeking (a) a declaration that the Default Notice is invalid, (b) a declaration that Registrant is not in default of the Lease and (c) an injunction to prevent Trump from terminating the Lease. The next day, on February 15, 1995, Trump countersued, alleging that the Building was not adequately maintained and that Registrant and others made distributions of profit from the Building rather than using such funds to maintain the Building in accordance with the Lease.

                   A preliminary hearing was held in the initial action on March 13, 1995. The Court granted Registrant's motion for injunctive relief on March 21, 1995. As a result of the Court's order, Registrant will have no obligation to cure any alleged default until after a hearing on the merits and a determination by the Court that any such

            Empire State Building Associates                       12.

            March 31, 1995

                   alleged default exists. Pursuant to the order, Registrant posted an undertaking with the Court.

                   Registrant's management is confident that Trump's suit will be dismissed as meritless and that Registrant and Company shall prevail in their action against Trump. Registrant shall continue to pursue diligently its claims and strenuously defend its rights against Trump.

         Item 4.   Submission of Matters to a Vote of Security Holders

                   During the fiscal quarter ended March 31, 1995, Registrant did not submit any matter to a vote by the Participants through the solicitation of proxies or otherwise.

         Item 5.   Other Information

                   The Sublessee maintains the Building as a high-class office building as required by the terms of the Sublease.

                   In 1990, the Sublessee commenced its latest improvement program which is estimated to be completed in 1997 at a total cost in excess of $60,000,000. Under this program, approximately 6,400 windows are being replaced and this portion of the program is almost complete. In addition, the elevators have been upgraded through installing a computerized control system and replacing all electrical and mechanical equipment. The elevator modernization program has increased elevator speed from 800 to 950 feet per minute to 1200 feet per minute. Also included is waterproofing the Building's exterior, resetting and repairing the limestone facade, upgrading the Building's security system, upgrading and replacing the Building's fire alarm system and making substantial further improvement to the air-conditioning, domestic pump and water systems, waterproofing the mooring mast and installing a new observation ticket office.

                   The Sublessee anticipates that the costs of improvements to be incurred will result in reductions in Overage Rent during 1995 through 1997, but should have no effect on the payment of Basic Rent in those years.

                   Under Sublessee's management, the Building recently won three awards from the Building Owners and Management Association ("BOMA") (BOMA/NY Award 1989; BOMA Middle Atlantic Region Award 1990/91 and the BOMA International Award for excellence 1992/93). The New York Landmarks Conservancy recently awarded a Merit Citation to the Building. In 1994, Metaloptics recognized the Building for

            Empire State Building Associates                       13.

            March 31, 1995

         excellence in lighting efficiency. In December 1994, Energy User News, a national publication, awarded a Certificate of Merit in the lighting category for excellence and innovation in energy efficiency and management of the Building.

         Item 6.   Exhibits and Reports on Form 8-K

                   (a) The exhibits hereto are being incorporated by reference.

                   (b) A report on Form 8-K was filed by Registrant on March 24, 1995. Such report made certain disclosures under Item 5 of Form 8-K.

            Empire State Building Associates                       14.

            March 31, 1995



                                     SIGNATURES

                   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                   The individual signing this report on behalf of Registrant is Attorney-in-Fact for Registrant and each of the Partners in Registrant, pursuant to a Power of Attorney, dated March 30, 1989 (the "Power").



         EMPIRE STATE BUILDING ASSOCIATES
         (Registrant)



         By:  /s/ Stanley Katzman
              Stanley Katzman, Attorney-in-Fact*


         Date:  May 11, 1995


                   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the undersigned as Attorney-in-Fact for each of the Partners in Registrant, pursuant to the Power, on behalf of Registrant and as a Partner in Registrant, on the date indicated.


         By:  /s/ Stanley Katzman
              Stanley Katzman, Attorney-in-Fact*


         Date:  May 11, 1995













         ______________________
            *  Mr. Katzman supervises accounting functions for Registrant

            Empire State Building Associates                       15.

            March 31, 1995


                                   EXHIBIT INDEX


            Number                   Document                      Page*


            25        Power of Attorney dated March 30,
                      1989, which was filed as Exhibit 25 to
                      Registrant's Form 10-K for the fiscal
                      year ended December 31, 1988 and is
                      incorporated by reference as an
                      exhibit hereto.

            28(a)     Order of the Supreme Court of the
                      State of New York, County of New York,
                      dated March 21, 1994, which was filed
                      with Form 8K and is incorporated by
                      reference as an exhibit hereto.
































         ______________________
         *    Page references are based on sequential numbering system.