Form 10-Q
period 1995-06-30
EMPIRE STATE BUILDING ASSOCIATES
filed 1995-08-11
CIK 32776

FORM 10-Q

                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549


         [x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 1995

                                         OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ____________ to ___________

         Commission file number 0-827

                          EMPIRE STATE BUILDING ASSOCIATES
               (Exact name of registrant as specified in its charter)

            A New York Partnership                   13-6084254
            (State or other jurisdiction of          (I.R.S. Employer
            incorporation or organization)           Identification No.)

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
            Yes [ X ].  No [   ].


                An Exhibit Index is located on Page 14 of this Report.
              Number of pages (including exhibits) in this filing:  14.


    Empire State Building Associates                                     2.
    June 30, 1995


                       PART I.  FINANCIAL INFORMATION

 Item 1.  Financial Statements.

                       Empire State Building Associates
                         Condensed Statement of Income
                                  (Unaudited)

                                  For the Three Months    For the Six Months
                                     Ended June 30,         Ended June 30,
                                    1995       1994        1995       1994

 Income:

   Rent income, from a related
     party (Note B)              $1,504,688 $1,504,688  $3,009,375 $3,009,375
   Dividend income                    2,307      1,528      30,939     33,725
                                 ---------- ----------  ---------- ----------
       Total income               1,506,995  1,506,216   3,040,314  3,043,100
                                 ---------- ----------  ---------- ----------
 Expenses:

   Leasehold rent                   492,500    492,500     985,000    985,000
   Supervisory services, to a
     related party (Note C)          39,854     39,854      79,708     79,708
   Amortization of leasehold         52,117     52,117     104,234    104,234
                                 ---------- ----------  ---------- ----------
       Total expenses               584,471    584,471   1,168,942  1,168,942
                                 ---------- ----------  ---------- ----------
 Net income                      $  922,524 $  921,745  $1,871,372 $1,874,158
                                 ========== ==========  ========== ==========
 Earnings per $10,000 partici-
   pation unit, based on 3,300
   participation units out-
   standing during the year      $   279.55 $   279.32  $   567.08 $   567.93
                                 ========== ==========  ========== ==========

 Distributions per $10,000
   participation consisted
   of the following:
     Income                       $  279.55 $   279.32  $   567.08 $   567.93
     Return of capital                15.10      15.33    1,058.36   2,235.63
                                  --------- ----------  ---------- ----------
       Total distributions        $  294.65 $   294.65  $ 1,625.44 $ 2,803.56
                                  ========= ==========  ========== ==========

       At June 30, 1995 and 1994, there were $33,000,000 of participations outstanding.


    Empire State Building Associates                                     3.
    June 30, 1995


                        Empire State Building Associates
                            Condensed Balance Sheet
                                 (Unaudited)

 Assets                                     June 30, 1995   December 31, 1994
 Current assets
   Cash                                        $  856,452          $3,653,616
   Prepaid rent                                    23,831              23,831
   Overage rent due from Empire State
     Building Company, a related party
     (Note B)                                         -0-              97,887
                                               ----------          ----------
       Total current assets                       880,283           3,775,334
 Real Estate
   Leasehold on Empire State Building          39,000,000          39,000,000
     Less, allowance for amortization          35,351,785          35,247,551
                                               ----------          ----------
                                                3,648,215           3,752,449
                                               ----------          ----------
     Total assets                              $4,528,498          $7,527,783
                                               ==========          ==========
 Liabilities and Capital
  Current liabilities
   Accrued expense, to a related
     party (Note C)                            $      -0-          $    8,253
   Deferred credit                                501,563                 -0-
                                               ----------          ----------
   Total current liabilities                      501,563               8,253
                                               ----------          ----------
 Capital
   Capital January 1,                           7,519,530          11,615,924
   Add, Net income:
     January 1, 1995 through June 30, 1995      1,871,372                 -0-
     January 1, 1994 through December 31, 1994        -0-           7,100,005
                                               ----------          ----------
                                                9,390,902          18,715,929
   Less, Distributions:
     Monthly distributions,
       January 1, 1995 through June 30, 1995    1,944,666                 -0-
       January 1, 1994 through
         December 31, 1994                            -0-           3,889,333
     Distribution on February 28, 1995 of
       Overage Rent for the lease year ended
       December 31, 1994 and dividend income    3,419,301                 -0-
     Distribution on February 28, 1994 of
       Overage Rent for the lease year ended
       December 31, 1993 and dividend income          -0-           7,307,066
                                               ----------         -----------
                                                5,363,967          11,196,399
                                               ----------         -----------
 Capital                                        4,026,935           7,519,530
                                               ----------         -----------
     Total liabilities and capital             $4,528,498         $ 7,527,783
                                               ==========         ===========


    Empire State Building Associates                                     4.
    June 30, 1995


                        Empire State Building Associates
                       Condensed Statement of Cash Flows
                                 (Unaudited)

                                          January 1, 1995     January 1, 1994
                                                  through             through
                                            June 30, 1995       June 30, 1994

 Cash flows from operating activities:
   Net income                                 $1,871,372          $1,874,158
   Adjustments to reconcile net income
     to cash provided by operating
     activities:
       Amortization of leasehold                 104,234             104,234
       Change in Overage Rent due from
         Empire State Building Company,
         a related party                          97,887              12,818
       Change in accrued supervisory
         services, to a related party             (8,253)             (4,409)
       Change in deferred credit                 501,563                 -0-
                                              ----------          ----------
     Net cash provided by operating
       activities                              2,566,803           1,986,801
                                              ----------          ----------
 Cash flows from financing activities:
   Cash distributions                         (5,363,967)         (9,251,732)
                                              ----------          ----------
     Net cash used in financing
       activities                             (5,363,967)         (9,251,732)
                                              ----------          ----------
     Net decrease in cash and
       cash equivalants                       (2,797,164)         (7,264,931)

 Cash and cash equivalents
   beginning of quarter                        3,653,616           7,622,766
                                              ----------          ----------

 Cash and cash equivalents
   end of quarter                             $  856,452          $  357,835
                                              ==========          ==========


    Empire State Building Associates                                     5.
    June 30, 1995


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

                   Registrant's partners are Donald A. Bettex, Peter L. Malkin and C. Michael Spero (collectively the "Partners"), each of whom also acts as an agent for holders of participations in his respective partnership interest in Registrant (the
         "Participants").

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

                   The value of the Master Lease is stated at cost. To reflect Registrant's exercise of the first renewal option under the Master Lease, the estimated useful life of the Master Lease has been revised to 25 years, effective January 1, 1988, through January 5, 2013.


    Empire State Building Associates                                     6.
    June 30, 1995


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

                   Sublessee is a New York partnership in which Peter L. Malkin is a partner. The Partners in Registrant are also members of the law firm of Wien, Malkin & Bettex, 60 East 42nd Street, New York, New York, which acts as counsel to Registrant and Sublessee ("Counsel"). See Note C below.

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

                   No remuneration was paid during the three and six month periods ended June 30, 1995 by Registrant to any of the Partners as such. Pursuant to the fee arrangements described herein, Registrant paid Counsel $25,000 and $50,000, respectively, of the Basic Payment for supervisory services for the three and six month periods ended June 30, 1995, and $4,951 a month as the Additional Payment for supervisory services. The supervisory services


    Empire State Building Associates                                     7.
    June 30, 1995


         provided to Registrant by Counsel include legal, administrative and financial services. The legal and administrative services include acting as general counsel to Registrant, maintaining all of its partnership records, performing physical inspections of the Building, reviewing insurance coverage and conducting annual partnership meetings. Financial services include monthly receipt of rent from the Sublessee, payment of monthly rent to the fee owner, payment of monthly and additional distributions to the Participants, payment of all other disbursements, confirmation of the payment of real estate taxes, and active review of financial statements submitted to Registrant by the Sublessee and financial statements audited and tax information prepared by Registrants' independent certified public accountant, and distribution of such materials to the Participants. Counsel also prepares quarterly, annual and other periodic filings with the Securities and Exchange Commission and applicable state authorities and distributes to the Participants quarterly source of distribution reports.

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

                   As of June 30, 1995, the Partners owned of record and beneficially an aggregate $88,750 of participations in Registrant, representing less than 1% of the currently outstanding participations therein totaling $33,000,000.

                   In addition, as of June 30, 1995 certain of the Partners (or their respective spouses) held additional Participations as follows:

                   Barbara N. Bettex, the wife of Donald A. Bettex, owned of record and beneficially, $10,000 of Participations. Mr. Bettex disclaims any beneficial ownership of such Participations.

                   C.M. Spero owned of record as trustee or co-trustee, but not beneficially, $55,000 of Participations. Mr. Spero disclaims any beneficial ownership of such Participations.

                   Peter L. Malkin owned of record as trustee or co-trustee but not beneficially, $160,000 of Participations. Mr.


    Empire State Building Associates                                     8.
    June 30, 1995


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

                   Registrant does not pay dividends. During the three and six month periods ended June 30, 1995, Registrant made regular monthly distributions of $98.21 for each $10,000 participation ($1,178.52 per annum for each $10,000 participation). On February 28, 1995, Registrant made an additional distribution of $1,036.15 for each $10,000 participation. Such distribution primarily consisted of Overage Rent paid to Registrant by Sublessee in accordance with the terms of the Sublease. There are no restrictions on Registrant's present or future ability to make distributions; however, the amount of such distributions depends solely on the ability of Sublessee to make monthly payments of Basic Rent and Overage Rent to Registrant in accordance with the terms of the Sublease. Registrant expects to make distributions in the future so long as it receives the payments provided for under the Sublease. See Note B.

                   Registrant's results of operations are affected primarily by the amount of rent payable to it under the Sublease. The amount of Overage Rent payable to Registrant is affected by
         (i) the downturn in the New York City economy and real estate rental market and (ii) the cost of the Property improvement


    Empire State Building Associates                                     9.
    June 30, 1995


         program described herein under Other Information. It is anticipated that the improvement program to the Building, which commenced in 1990, will negatively impact Overage Rent in 1995 through 1997. It is difficult for management to forecast whether the New York City real estate market will improve over the next few years.

                   A decrease in Overage Rent results in a reduction in the amount of distributions made to the Participants and a reduction in the expenditure for supervisory services. Anticipated reductions in the future Overage Rent will not have any other impact on Registrant.

                   Total income increased for the three-month period ended June 30, 1995 as compared with the three-month period ended June 30, 1994. Such increase resulted from an increase in dividend income earned on funds temporarily invested in Fidelity U.S. Treasury Income Portfolio. Total income decreased for the six-month period ended June 30, 1995 as compared with the six-month period ended June 30, 1994. Such decrease resulted from a decrease in dividend income earned on funds temporarily invested in Fidelity U.S. Treasury Income Portfolio for the six-month period ended June 30, 1995. No change occurred in total expenses for the three and six month periods ended June 30, 1995 as compared with the three and six month periods ended June 30, 1994.

                   The State of New York has asserted a tax deficiency against the Sublessee for approximately $1.5 million resulting from the imposition of New York State's utility tax on certain electricity, water and steam charges to tenants. Through December 31, 1994, approximately $600,000 of interest has accrued on this deficiency. The Supreme Court, New York County, has granted a summary judgement motion in favor of New York State, and Sublessee intends to appeal this decision. The final outcome cannot now be determined. If the State's position is ultimately upheld, Registrant believes that such a decision will not have a long-term, material adverse effect on Overage Rent. See Note 10 of the Notes.

                           Liquidity and Capital Resources

                   There has been no significant change in Registrant's liquidity for the three and six month periods ended June 30, 1995, as compared with the three and six month periods ended June 30, 1994.

                   Assuming that the Building continues to generate an annual net profit in future years comparable to that in the current year, Registrant anticipates that the value of the Building and the Property will exceed the indicated balance sheet value at June 30, 1995.


    Empire State Building Associates                                    10.
    June 30, 1995


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

                             PART II.  OTHER INFORMATION

         Item 1.   Legal Proceedings

                   The Property of Registrant is the subject of the following pending litigation:

              (1) On October 21, 1991, Julien J. Studley, holder of a $20,000 original participation in Registrant, brought suit in New York Supreme Court, New York County, against Registrant, the Partners, the Sublessee, Harry B. Helmsley (a partner in the Sublessee) and Counsel. The suit claims that the defendants have engaged in breaches of fiduciary duty and acts of self-dealing, including the Partners' request in September, 1991, that each Participant, on an individual and voluntary basis, agree to the payment of certain increased compensation to Counsel. The suit is styled as a class action, but the Court has not granted class certification. The suit seeks judgment enjoining the Partners' solicitation for the voluntary compensation program, their removal, appointment of a receiver, an accounting by all defendants other than Registrant, compensatory and punitive damages in unspecified amounts, costs, counsel fees and other unspecified relief. On January 10, 1992, all defendants answered the complaint and denied all material allegations of liability and damage.
                   Registrant is a nominal defendant in the action. The complaint does not seek any relief against Registrant, and accordingly, Registrant's counsel has advised management that no loss or other unfavorable outcome of the action for Registrant is anticipated.

              (2)  Trump Empire State Partners issued a notice to
                   Registrant, by letter dated December 20, 1994, alleging


    Empire State Building Associates                                    11.
    June 30, 1995


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

                   A preliminary hearing was held in the initial action on March 13, 1995. The Court granted Registrant's motion for injunctive relief on March 21, 1995. As a result of the Court's order, Registrant will have no obligation to cure any alleged default until after a hearing on the merits and a determination by the Court that any such alleged default exists. Pursuant to the order, Registrant posted an undertaking with the Court.

                   Registrant's management is confident that Trump's suit will be dismissed as meritless and that Registrant and Company shall prevail in their action against Trump. Registrant shall continue to pursue diligently its claims and strenuously defend its rights against Trump.

              (3) On May 30, 1995, Registrant and Company commenced an action in the Supreme Court of New York against Donald Trump, Trump Empire State, Inc. and Trump Empire State Partners, and others (collectively, the "Defendants"). Registrant seeks damages (i) from Trump Empire State Partners for breaching the terms of the Lease and an implied covenant in the Lease of good faith and fair dealing, and (ii) from the other Defendants for acting in bad faith with malicious intent to interfere with the Lease. Defendants time to answer the complaint has not expired. Certain Defendants have moved to strike or dismiss the complaint.

         Item 4.   Submission of Matters to a Vote of Security Holders


    Empire State Building Associates                                    12.
    June 30, 1995


                   During the fiscal quarter ended June 30, 1995, Registrant did not submit any matter to a vote by the Participants through the solicitation of proxies or otherwise.

         Item 5.   Other Information

                   The Sublessee maintains the Building as a high-class office building as required by the terms of the Sublease.

                   In 1990, the Sublessee commenced its latest improvement program which is estimated to be completed in 1997 at a total cost in excess of $60,000,000. Under this program, approximately 6,400 windows are being replaced and this portion of the program is almost complete. In addition, the elevators have been upgraded through installing a computerized control system and replacing all electrical and mechanical equipment. The elevator modernization program has increased elevator speed from 800 to 950 feet per minute to 1200 feet per minute. Ramps and other improvements were made to the Empire State Observatory to facilitate greater public access. Also included is waterproofing the Building's exterior, resetting and repairing the limestone facade, upgrading the Building's security system, upgrading and replacing the Building's fire alarm system and making substantial further improvement to the air-conditioning, domestic pump and water systems, waterproofing the mooring mast and installing a new observation ticket office.

                   The Sublessee anticipates that the costs of improvements to be incurred will result in reductions in Overage Rent during 1995 through 1997, but should have no effect on the payment of Basic Rent in those years.

                   Under Sublessee's management, the Building recently won three awards from the Building Owners and Management Association ("BOMA") (BOMA/NY Award 1989; BOMA Middle Atlantic Region Award 1990/91 and the BOMA International Award for excellence 1992/93). The New York Landmarks Conservancy recently awarded a Merit Citation to the Building. In 1994, Metaloptics recognized the Building for excellence in lighting efficiency. In December 1994, Energy User News, a national publication, awarded a Certificate of Merit in the lighting category for excellence and innovation in energy efficiency and management of the Building.

         Item 6.   Exhibits and Reports on Form 8-K

                   (a) The exhibits hereto are being incorporated by reference.

                   (b) A report on Form 8-K was filed by Registrant on March 24, 1995. Such report made certain disclosures under Item 5 of Form 8-K.


    Empire State Building Associates                                    13.
    June 30, 1995


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


         Date:  August 7, 1995


                   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the undersigned as Attorney-in-Fact for each of the Partners in Registrant, pursuant to the Power, on behalf of Registrant and as a Partner in Registrant, on the date indicated.


         By:  /s/ Stanley Katzman
              Stanley Katzman, Attorney-in-Fact*


         Date:  August 7, 1995










 _________________________
            *  Mr. Katzman supervises accounting functions for Registrant


    Empire State Building Associates                                    14.
    June 30, 1995


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





























 _________________________
 *    Page references are based on sequential numbering system.