Form 10-Q
period 1995-09-30
EMPIRE STATE BUILDING ASSOCIATES
filed 1995-11-14
CIK 32776

FORM 10-Q

                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549


         [x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 1995

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
                                     (Unaudited)

                                  For the Three Months    For the Nine Months
                                  Ended September 30,     Ended September 30,
                                    1995       1994        1995       1994

 Income:

   Rent income, from a related
     party (Note B)              $1,504,688 $1,504,688  $4,514,063 $4,514,063
   Dividend income                    2,589      2,046      33,528     35,770
                                 ---------- ----------  ---------- ----------
       Total income               1,507,277  1,506,734   4,547,591  4,549,833
                                 ---------- ----------  ---------- ----------
 Expenses:

   Leasehold rent                   492,500    492,500   1,477,500  1,477,500
   Supervisory services, to a
     related party (Note C)          39,854     39,854     119,563    119,563
   Amortization of leasehold         52,117     52,117     156,351    156,351
                                 ---------- ----------  ---------- ----------
       Total expenses               584,471    584,471   1,753,414  1,753,414
                                 ---------- ----------  ---------- ----------
 Net income                      $  922,806 $  922,263  $2,794,177 $2,796,419
                                 ========== ==========  ========== ==========
 Earnings per $10,000 partici-
   pation unit, based on 3,300
   participation units out-
   standing during the year      $   279.64 $   279.47  $   846.72 $   847.40
                                 ========== ==========  ========== ==========

 Distributions per $10,000
   participation consisted
   of the following:
     Income                       $  279.64 $   279.47  $   846.72 $   847.40
     Return of capital                15.01      15.18    1,073.37   2,250.80
                                  --------- ----------  ---------- ----------
       Total distributions        $  294.65 $   294.65  $ 1,920.09 $ 3,098.20
                                  ========= ==========  ========== ==========

       At September 30, 1995 and 1994, there were $33,000,000 of
       participations outstanding.
            Empire State Building Associates                       3.
            September 30, 1995


                        Empire State Building Associates
                            Condensed Balance Sheet
                                 (Unaudited)

 Assets                                September 30, 1995   December 31, 1994
 Current assets
   Cash                                        $  357,477          $3,653,616
   Prepaid rent                                    23,831              23,831
   Overage rent due from Empire State
     Building Company, a related party
     (Note B)                                         -0-              97,887
                                               ----------          ----------
       Total current assets                       381,308           3,775,334
 Real Estate
   Leasehold on Empire State Building          39,000,000          39,000,000
     Less, allowance for amortization          35,403,902          35,247,551
                                               ----------          ----------
                                                3,596,098           3,752,449
                                               ----------          ----------
     Total assets                              $3,977,406          $7,527,783
                                               ==========          ==========
 Liabilities and Capital
  Current liabilities
   Accrued expense, to a related
     party (Note C)                            $      -0-          $    8,253
                                               ----------          ----------
   Total current liabilities                          -0-               8,253
                                               ----------          ----------
 Capital
   Capital January 1,                           7,519,530          11,615,924
   Add, Net income:
     January 1, 1995 through Sept. 30, 1995     2,794,177                 -0-
     January 1, 1994 through December 31, 1994        -0-           7,100,005
                                               ----------          ----------
                                               10,313,707          18,715,929
   Less, Distributions:
     Monthly distributions,
       January 1, 1995 through Sept. 30, 1995   2,917,000                 -0-
       January 1, 1994 through
         December 31, 1994                            -0-           3,889,333
     Distribution on February 28, 1995 of
       Overage Rent for the lease year ended
       December 31, 1994 and dividend income    3,419,301                 -0-
     Distribution on February 28, 1994 of
       Overage Rent for the lease year ended
       December 31, 1993 and dividend income          -0-           7,307,066
                                               ----------         -----------
                                                6,336,301          11,196,399
                                               ----------         -----------
 Capital                                        3,977,406           7,519,530
                                               ----------         -----------
     Total liabilities and capital             $3,977,406         $ 7,527,783
                                               ==========         ===========
            Empire State Building Associates                       4.
            September 30, 1995


                        Empire State Building Associates
                       Condensed Statement of Cash Flows
                                 (Unaudited)

                                          January 1, 1995     January 1, 1994
                                                  through             through
                                       September 30, 1995  September 30, 1994

 Cash flows from operating activities:
   Net income                                 $2,794,177          $2,796,419
   Adjustments to reconcile net income
     to cash provided by operating
     activities:
       Amortization of leasehold                 156,351             156,351
       Change in Overage Rent due from
         Empire State Building Company,
         a related party                          97,887              12,818
       Change in accrued supervisory
         services, to a related party             (8,253)             (4,409)
                                              ----------          ----------
     Net cash provided by operating
       activities                              3,040,162           2,961,179
                                              ----------          ----------
 Cash flows from financing activities:
   Cash distributions                         (6,336,301)        (10,224,066)
                                              ----------          ----------
     Net cash used in financing
       activities                             (6,336,301)        (10,224,066)
                                              ----------          ----------
     Net decrease in cash and
       cash equivalants                       (3,296,139)         (7,262,887)

 Cash and cash equivalents
   beginning of quarter                        3,653,616           7,622,766
                                              ----------          ----------

 Cash and cash equivalents
   end of quarter                             $  357,477          $  359,879
                                              ==========          ==========
            Empire State Building Associates                       5.
            September 30, 1995


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

                   Registrant does not operate the Property.  It subleases
         the Property to Empire State Building Company ("Sublessee")
         pursuant to a net operating sublease (the "Sublease") with a term and renewal options essentially coextensive with those contained
            Empire State Building Associates                       6.
            September 30, 1995


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

                   No remuneration was paid during the three and nine month periods ended September 30, 1995 by Registrant to any of the Part-ners as such. Pursuant to the fee arrangements described herein, Registrant paid Counsel $25,000 and $75,000, respectively, of the Basic Payment for supervisory services for the three and nine month periods ended September 30, 1995, and $4,951 a month as the Additional Payment for supervisory services. The supervisory services provided to Registrant by Counsel include legal, administrative and financial services. The legal and administrative services include acting as general counsel to Registrant, maintaining all of its partnership records, performing physical inspections of the Building, reviewing insurance coverage and conducting annual partnership meetings. Financial services include monthly receipt of rent from the Sublessee, payment of monthly rent to the fee owner, payment of monthly and additional
            Empire State Building Associates                       7.
            September 30, 1995


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

                   Reference is made to Note B of this Item 1 ("Note B") for a description of the terms of the Sublease between Registrant and Sublessee. The respective interests of the Partners in Registrant and in Sublessee arise solely from ownership of their respective participations in Registrant and, in the case of Mr. Malkin, his ownership of a partnership interest in Sublessee. The Partners receive no extra or special benefit not shared on a pro rata basis with all other Participants in Registrant or partners in Sublessee. However, each of the Partners, by reason of his respective interest in Counsel, is entitled to receive his pro rata share of any legal fees or other remuneration paid to Counsel for legal services rendered to Registrant and Sublessee.

                   As of September 30, 1995, the Partners owned of record and beneficially an aggregate $121,250 of participations in Registrant, representing less than 1% of the currently outstanding participations therein totaling $33,000,000.

                   In addition, as of September 30, 1995 certain of the Partners (or their respective spouses) held additional
         Participations as follows:

                   Barbara N. Bettex, the wife of Donald A. Bettex, owned of record and beneficially, $12,500 of Participations. Mr. Bettex disclaims any beneficial ownership of such Participations.

                   C.M. Spero owned of record as trustee or co-trustee, but not beneficially, $55,000 of Participations. Mr. Spero disclaims any beneficial ownership of such Participations.

                   Peter L. Malkin owned of record as trustee or co-trustee but not beneficially, $120,000 of Participations. Mr. Malkin disclaims any beneficial ownership of such Participations.

                   Peter L. Malkin owned of record as successor-trustee of two separate trusts a total of $80,000 of Participations. Mr. Malkin has a remainder interest in each of such trusts.

                   Isabel W. Malkin, the wife of Peter L. Malkin, owned of record and beneficially, $100,000 of Participations.
            Empire State Building Associates                       8.
            September 30, 1995


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

                   Registrant does not pay dividends. During the three and nine month periods ended September 30, 1995, Registrant made regular monthly distributions of $98.21 for each $10,000 par-ticipation ($1,178.52 per annum for each $10,000 participation). On February 28, 1995, Registrant made an additional distribution of $1,036.15 for each $10,000 participation. Such distribution primarily consisted of Overage Rent paid to Registrant by Sublessee in accordance with the terms of the Sublease. There are no restrictions on Registrant's present or future ability to make distributions; however, the amount of such distributions depends solely on the ability of Sublessee to make monthly payments of Basic Rent and Overage Rent to Registrant in accordance with the terms of the Sublease. Registrant expects to make distributions in the future so long as it receives the payments provided for under the Sublease. See Note B.

                   Registrant's results of operations are affected primarily by the amount of rent payable to it under the Sublease. The amount of Overage Rent payable to Registrant is affected by
         (i) the downturn in the New York City economy and real estate rental market and (ii) the cost of the Property improvement program described herein under Other Information. It is anticipated that the improvement program to the Building, which commenced in 1990, will negatively impact Overage Rent in 1995 through 1999. It is difficult for management to forecast whether the New York City real estate market will improve over the next few years.

                   A decrease in Overage Rent results in a reduction in the amount of distributions made to the Participants and a reduction in the expenditure for supervisory services. Anticipated reductions in the future Overage Rent will not have any other impact on Registrant.
            Empire State Building Associates                       9.
            September 30, 1995


                   Total income increased for the three-month period ended September 30, 1995 as compared with the three-month period ended September 30, 1994. Such increase resulted from an increase in dividend income earned on funds temporarily invested in Fidelity U.S. Treasury Income Portfolio. Total income decreased for the nine-month period ended September 30, 1995 as compared with the nine-month period ended September 30, 1994. Such decrease resulted from a decrease in dividend income earned on funds temporarily invested in Fidelity U.S. Treasury Income Portfolio for the nine-month period ended September 30, 1995. No change occurred in total expenses for the three and nine-month periods ended September 30, 1995 as compared with the three and nine-month periods ended September 30, 1994.

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

                           Liquidity and Capital Resources

                   There has been no significant change in Registrant's liquidity for the three and nine-month periods ended September 30, 1995, as compared with the three and nine-month periods ended September 30, 1994.

                   Assuming that the Building continues to generate an annual net profit in future years comparable to that in the current year, Registrant anticipates that the value of the Building and the Property will exceed the indicated balance sheet value at September 30, 1995.

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

                                      Inflation

                   Registrant believes that there has been no material change in the impact of inflation on its operations since the filing of its report on Form 10-K for the year ended December 31, 1994, which report and all exhibits thereto are incorporated herein by reference and made a part hereof.
            Empire State Building Associates                       10.
            September 30, 1995


                             PART II.  OTHER INFORMATION

         Item 1.   Legal Proceedings

                   The Property of Registrant is the subject of the following pending litigation:

              (1) On October 21, 1991, Julien J. Studley, holder of a $20,000 original participation in Registrant, brought suit in New York Supreme Court, New York County, against Registrant, the Partners, the Sublessee, Harry B. Helmsley (a partner in the Sublessee) and Counsel. The suit claims that the defendants have engaged in breaches of fiduciary duty and acts of self-dealing, including the Partners' request in September, 1991, that each Participant, on an individual and voluntary basis, agree to the payment of certain increased compensation to Counsel. The suit is styled as a class action, but the Court has ruled that requirements for class action treatment have not been met. The suit seeks judgment enjoining the Partners' solicitation for the voluntary compensation program, their removal, appointment of a receiver, an accounting by all defendants other than Registrant, compensatory and punitive damages in unspecified amounts, costs, counsel fees and other unspecified relief. All defendants have answered the complaint and denied all material allegations of liability and damage. Registrant is a nominal defendant in the action. The complaint does not seek any relief against Registrant, and accordingly, Registrant's counsel has advised management that no loss or other unfavorable outcome of the action for Registrant is anticipated.

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

                   Registrant and Company commenced an action in the
                   Supreme Court of New York (the "Court") on February 14, 1995 against Trump Empire State Partners and one of its alleged general partners, Trump Empire State Inc. (collectively, "Trump"), seeking (a) a declaration that the Default Notice is invalid, (b) a declaration that Registrant is not in default of the Lease and (c) an injunction to prevent Trump from terminating the Lease.
                   The next day, on February 15, 1995, Trump countersued, alleging that the Building was not adequately maintained and that Registrant and others made distributions of profit from the Building rather than using such funds to maintain the Building in accordance with the Lease.
            Empire State Building Associates                       11.
            September 30, 1995


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

         Item 4.   Submission of Matters to a Vote of Security Holders

                   During the fiscal quarter ended September 30, 1995, Registrant did not submit any matter to a vote by the Participants through the solicitation of proxies or otherwise.

         Item 5.   Other Information

                   The Sublessee maintains the Building as a high-class office building as required by the terms of the Sublease.

                   In 1990, the Sublessee commenced its latest improvement program which is estimated to be completed in 1999 at a total cost in excess of $60,000,000. Under this program, approximately 6,400 windows were replaced and the elevators have been upgraded through installing a computerized control system and replacing all electrical and mechanical equipment. The elevator modernization program has increased elevator speed from 800 to 950 feet per minute to 1200 feet per minute. Ramps and other improvements were made to the Empire State Observatory to facilitate greater public access. Also included is waterproofing the Building's exterior, resetting and repairing the limestone facade, upgrading the Building's security system, upgrading and replacing the Building's fire alarm system and making substantial further improvement to the air-conditioning, domestic pump and water systems, waterproofing the mooring mast and installing a new observation ticket office.
            Empire State Building Associates                       12.
            September 30, 1995


                   The Sublessee anticipates that the costs of improvements to be incurred will result in reductions in Overage Rent during 1995 through 1999, but should have no effect on the payment of Basic Rent in those years.

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

         Item 6.   Exhibits and Reports on Form 8-K

                   (a) The exhibits hereto are being incorporated by reference.

                   (b) Registrant has not filed any report on Form 8-K during the quarter for which this report is being filed.
            Empire State Building Associates                       13.
            September 30, 1995


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


         Date:  November __, 1995


                   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the undersigned as Attorney-in-Fact for each of the Partners in Registrant, pursuant to the Power, on behalf of Registrant and as a Partner in Registrant, on the date indicated.


         By:  /s/ Stanley Katzman
              Stanley Katzman, Attorney-in-Fact*


         Date:  November __, 1995














         ______________________
            *  Mr. Katzman supervises accounting functions for Registrant
            Empire State Building Associates                       14.
            September 30, 1995


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