Form 10-K
period 1995-12-31
EMPIRE STATE BUILDING ASSOCIATES
filed 1996-04-01
CIK 32776

FORM 10-K
                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                         THE SECURITIES EXCHANGE ACT OF 1934
         For the fiscal year ended December 31, 1995

                []  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from _______________ to _______________

         Commission file number 0-827

                           EMPIRE STATE BUILDING ASSOCIATES
               (Exact name of registrant as specified in its charter)

                      New York                             13-6084254
            State or other jurisdiction of            (I.R.S. Employer
            incorporation or organization             Identification No.)

         60 East 42nd Street, New York, New York              10165
         (Address of principal executive offices)          (Zip Code)

         Registrant's telephone number, including area code (212) 687-8700

         Securities registered pursuant to Section 12(b) of the Act:

                                        None

             Securities registered pursuant to section 12(g) of the Act:
               $33,000,000 of Participations in Partnership Interests

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

         The aggregate market of the voting stock held by non-affiliates of the Registrant: Not applicable, but see Items 5 and 10 of this report.

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ___

         An Exhibit Index is located on pages 34 through 35 of this report. Number of pages (including exhibits) in this filing: 60.






                                       PART I

         Item 1.   Business.

                   (a)  General

                   Registrant is a partnership which was organized on July 11, 1961. Registrant holds the tenant's interest in a master operating leasehold of the Empire State Building (the "Building") and of the land thereunder, located at 350 Fifth Avenue, New York, New York (collectively, the "Property"). The fee owner of the Property is Trump Empire State Partners.

                   The master lease (the "Lease"), which commenced on December 27, 1961, currently expires on January 5, 2013. The Lease contains three 21-year renewal options, which have not been exercised. If all of the options are exercised, the Lease will expire on January 5, 2076. Registrant previously exercised an option to renew the Lease for the term ending January 5, 2013.

                   Registrant does not operate the Property. It subleases the Building to Empire State Building Company (the "Sublessee") pursuant to a net operating sublease (the "Sublease") with a term and renewal options essentially coextensive with those contained in the Lease. On January 30, 1989, Sublessee exercised its option to renew the Sublease for the first renewal term from January 4, 1992 to January 4, 2013.

                   Registrant's partners are Peter L. Malkin, Donald A. Bettex and C. Michael Spero (individually, a "Partner" and, collectively, the "Partners") each of whom also acts as an agent for holders of participations in their respective partnership interests in Registrant (each holder of a participation, individually, a "Participant" and, collectively, the "Participants").

                   Sublessee is a partnership in which Peter L. Malkin is a partner. The Partners in Registrant are also members of the law firm of Wien, Malkin & Bettex, 60 East 42nd Street, New York, New York, counsel to Registrant and to Sublessee (the "Counsel"). See Items 10, 11, 12 and 13 hereof for a description of the ongoing services rendered by, and compensation paid to, Counsel and for a discussion of certain relationships which may pose potential conflicts of interest among Registrant, Sublessee and certain of their respective affiliates.

                   As of December 31, 1995, the Building was 83% occupied by approximately 703 tenants who engage in various businesses, including the practice of law, accounting, ladies' and men's apparel, and ladies' and men's shoes. Registrant does not maintain a full-time staff. See Item 2 hereof for additional information concerning the Property.

                   (b)  The Lease and Sublease

                   The annual rent payable by Registrant under the Lease is $1,970,000 from January 5, 1992 through January 5, 2013 and $1,723,750 annually during the term of each renewal period thereafter.

                   Sublessee is required to pay annual basic rent (the "Basic Rent") equal to $6,018,750 from January 5, 1992 through January 4, 2013, and $5,895,625 from January 5, 2013 through the expiration of all renewal terms. Sublessee is also required to pay overage rent (the "Overage Rent") equal to 50% of its net operating profit in excess of $1,000,000 in any year.

                   Overage Rent income is recognized when earned from the Sublessee, at the close of the year ending December 31; such income is not determinable until the Sublessee, pursuant to the Sublease, renders to Registrant a certified report on the Sublessee's operation of the Property. The Sublease requires that this report be delivered to Registrant annually within 60 days after the end of each such fiscal year. Accordingly, all Overage Rent income and certain supervisory service expense are reflected in the fourth quarter of each year. The Sublease does not provide for the Sublessee to render interim reports to Registrant. See
         Note 3 of Notes to Financial Statements filed under Item 8 hereof (the "Notes") regarding Overage Rent payments by Sublessee for the fiscal years ended December 31, 1995, 1994 and 1993. There was no Overage Rent paid for the year ended Decmeber 31, 1995.

                   (c)  Competition

                   Pursuant to tenant space leases at the Building, the average annual base rental payable to Sublessee is approximately $34 per square foot (exclusive of electricity charges and escalation) which is at market level as compared to the average rental rates charged by office buildings offering comparable space in the immediate vicinity. This is primarily due to a demand for office space in a building which is considered to have a unique reputation and a prime location in midtown Manhattan. The Building is the only major office building in the Fifth Avenue area between 23rd and 34th Streets. Registrant has been advised that the average rental rate is approximately $26.50 per square foot at both 358 Fifth Avenue and 362 Fifth Avenue, which are neighboring office buildings (containing 12 and 14 stories, respectively) containing upgraded standard installations, but lacking comparable views and window space. The average rental rate at 3 Park Avenue, which contains approximately 35 stories and is only fifteen years old, is approximately $27 per square foot, and the average rental rate at 1350 Broadway, which contains 37 stories, is approximately $21 per square foot. Most of these buildings are about the same age as the Building.

                   In the overall rental market for commercial space in Manhattan, rents range from approximately $45 per square foot for prime office space to approximately $7 per square foot in less developed industrial and/or secondary commercial areas. Accord-ingly, rents at the Building may be considered competitive for prime office space in midtown Manhattan, given the relative condition of surrounding buildings and the nature of services, amenities and office space offered by them as compared to the Building.

                   (d)  Tenant Leases

                   Sublessee operates the Building free from any federal, state or local government restrictions involving rent control or other similar rent regulations which may be imposed upon residen-tial real estate in Manhattan. Any increase or decrease in the amount of rent payable by a tenant is governed by the provisions of the tenant's lease.


         Item 2.   Property.

                   Registrant owns the master leasehold on the Building known as the Empire State Building and on the land thereunder located at 350 Fifth Avenue in New York City. See Item 1 hereof. The Building, erected in 1931 and containing 102 stories, a concourse and a lower lobby, occupies the entire blockfront from 33rd Street to 34th Street on Fifth Avenue. The Building has 72 passenger elevators and 4 freight elevators and is equipped with air conditioning and individual air handling units. The Building is subleased to Sublessee under the Sublease which expires on January 4, 2013 and contains three 21-year renewal options. See
         Item 1 hereof for a description of the terms of the Lease and Sublease.


         Item 3.   Legal Proceedings.

                   The Property of Registrant is the subject of the following pending litigation:

              (1) On October 21, 1991, the holder of a $20,000 original participation in Registrant brought suit in New York Supreme Court, New York County against the Registrant, the Partners; the Sublessee; Harry B. Helmsley, a partner in Sublessee; and Counsel. Registrant is a nominal defendant. The suit claims that the defendants have engaged in breaches of fiduciary duty and acts of self-dealing in relation to the Partners' solicitation of consents and authorizations of the participants in Registrant in September 1991 and in relation to other unrelated acts of the Partners and Sublessee. The suit is styled as a class action, but the Court has ruled that class certification shall not be granted. The suit seeks relief including an injunction and an accounting. On January 10, 1992, all defendants answered the complaint and denied all material allegations of liability and damage. The complaint does not seek any relief against Registrant, and accordingly, Registrant's counsel is of the opinion that no loss or other unfavorable outcome of the action against Registrant is anticipated. The action has been dismissed against Sublessee and Mr. Helmsley.

              (2) In December 1994, Registrant received a notice of default from Trump Empire State Partners ("Trump"). The Trump default notice to Registrant claims that Registrant is in violation of its master lease because of extensive work which Sublessee has undertaken as part of an improvement program that commenced before Trump reportedly acquired its interest in the property in 1994. Trump's notice also complains that the Building is in need of repairs.

                   On February 14, 1995, Registrant and Sublessee filed an action in New York State Supreme Court against Trump for a declaratory judgment that none of the matters set forth in the notice of default constitutes a violation of the master lease or sublease, and that the notice of default is entirely without merit. Registrant's and Sublessee's suit also seeks an injunction to prevent Trump from implementing the notice of default.

                   On February 15, 1995, Trump filed an action against Registrant, Sublessee, Counsel, Harry B. Helmsley, Helmsley-Spear, Inc. (the management company of Empire State Building), and the Partners in New York State Supreme Court, alleging that the notice of default is valid and seeking damages and related relief based thereon. The defendants intend to defend against Trump's action and seek its dismissal. Counsel believes that Registrant and Sublessee should prevail in their actions against Trump, and that Trump's action should be dismissed.

                   On March 24, 1995, the New York State Supreme Court granted Registrant a preliminary injunction against Trump. The injunction prohibits Trump from acting on its notice of default to Registrant, at any time, pending the prosecution of claims by Registrant and Sublessee for a final judgment granting a permanent injunction and other relief against the Trump defendants.

                   In May 1995, Registrant and Sublessee filed a separate legal action against Trump and various affiliated persons for breach of the master lease and sublease, and disparagement of the property in violation of Registrant's and Sublessee's leasehold rights. This action seeks money damages and related relief.


         Item 4.   Submission of Matters to a Vote of Participants.

                   During the fourth quarter of the fiscal year ended December 31, 1995, Registrant did not submit any matter to a vote by the Participants through the solicitation of proxies or otherwise.

                                       PART II

         Item 5.   Market for Registrant's Common Equity
                   and Related Security Holder Matters.

                   Registrant is a partnership organized pursuant to a partnership agreement dated as of July 11, 1961.

                   Registrant has not issued any common stock. The securi-ties registered by it under the Securities Exchange Act of 1934, as amended, consist of participations in the partnership interests of the Partners in Registrant (the "Participations") and are not shares of common stock nor their equivalent. The Participations represent each Participant's fractional share in a Partner's undivided interest in Registrant and are divided approximately equally among the Partners. A full unit of the Participations was offered originally at a purchase price of $10,000; fractional units were also offered at proportionate purchase prices. Regis-trant has not repurchased Participations in the past and is not likely to change that policy in the future.

                   (a) The Participations neither are traded on an established securities market nor are readily tradable on a secondary market or the substantial equivalent thereof. Based on Registrant's transfer records, Participations are sold by the holders thereof from time to time in privately negotiated transac-tions and, in many instances, Registrant is not aware of the prices at which such transactions occur. During the past year there were 207 transfers. In 39 instances, the indicated purchase price was equal to two times the face amount of the Participation transferred, i.e., $20,000 for a $10,000 participation. In all other cases, no consideration was indicated.

                   (b) As of December 31, 1995, there were 2,641 holders of Participations of record.

                   (c) Registrant does not pay dividends. During the year ended December 31, 1995, Registrant made regular monthly distributions of $98.21 for each $10,000 Participation. On February 28, 1995, Registrant made an additional distribution for each $10,000 Participation of $1,036.15. Such distribution represented primarily Overage Rent payable by Sublessee for the prior year. There was no Overage Rent payable for the year ended December 31, 1995. See Item 1 hereof. There are no restrictions on Registrant's present or future ability to make distributions; however, the amount of such distributions, particularly distributions of Overage Rent, depends solely on Sublessee's ability to make payments of Basic Rent and Overage Rent to Registrant. See Item 1 hereof. Registrant expects to make distributions in the future so long as it receives the payments provided for under the Sublease. See Item 7 hereof.

Item 6.
                              EMPIRE STATE BUILDING ASSOCIATES


                                  SELECTED FINANCIAL DATA

                                              Year ended December 31,

                              1995         1994        1993         1992         1991
Basic rent income........  $6,018,750   $6,018,750  $ 6,018,750  $ 6,018,750  $ 6,780,560
Overage rent income......           0    3,597,887    7,712,818   13,003,357   16,211,492
Dividend income..........      35,556       39,667       60,657      118,082       14,099

   Total revenues........   6,054,306   $9,656,304  $13,792,225  $19,140,189  $23,006,151


Net income................ $3,716,420   $7,100,005  $10,987,930  $15,996,866  $18,239,187


Earnings per $10,000
 participation unit,
 based on 3,300
 participation units
 outstanding during
 the year................. $    1,126   $    2,152  $     3,330  $     4,848  $     5,527


Total assets.............. $3,927,316   $7,527,783  $11,620,333  $16,858,766  $20,300,235


Long-term obligations..... $    -0-     $    -0-    $     -0-    $     -0-    $     -0-


Distributions per $10,000
 participation unit, based
 on 3,300 participation
 units outstanding
 during the year:
   Income................. $    1,126   $    2,152  $     3,330  $     4,848  $     5,527
   Return of capital......      1,089        1,241        1,586          935          540

   Total distributions.... $    2,215   $    3,393  $     4,916  $     5,783  $     6,067


         Item 7.   Management's Discussion and Analysis of
                   Financial Condition and Results of Operation.

                   Registrant was organized solely for the purposes of owning the Property described in Item 2 hereof subject to the Sublease. Registrant is required to pay from Basic Rent the amounts due for supervisory services and to distribute the balance of such rental payments to Participants. Pursuant to the Sublease, Sublessee has assumed sole responsibility for the condition, operation, repair, maintenance and management of the Building. Registrant need not maintain substantial reserves or otherwise maintain liquid assets to defray any operating expenses of the Property.

                   The supervisory services provided to Registrant by Counsel include legal, administrative services and financial services. The legal and administrative services include acting as general counsel to Registrant, maintaining all of its partnership records, performing physical inspections of the Building, reviewing insurance coverage and conducting annual partnership meetings. Financial services include monthly receipt of rent from the Sublessee, payment of monthly rent to the fee owner, payment of monthly and additional distributions to the Participants, payment of all other disbursements, confirmation of the payment of real estate taxes, and active review of financial statements submitted to Registrant by the Sublessee and financial statements audited by and tax information prepared by Registrants' independent certified public accountant, and distribution of such materials to the Participants. Counsel also prepares quarterly, annual and other periodic filings with the Securities and Exchange Commission and applicable state authorities and distributes to the Participants quarterly source of distribution reports.

                   Registrant's results of operations are affected primarily by the amount of rent payable to it under the Sublease. The amount of Overage Rent payable to Registrant is affected by
         (i) the downturn in the New York City economy and real estate rental market and (ii) the cost of the Property improvement program described herein under Other Information. It is anticipated that the improvement program will negatively impact Overage Rent in 1996 and 1997. It is difficult for management to forecast whether the New York City real estate market will improve over the next few years.

                   A decrease in Overage Rent results in a reduction in the dollar amount of distributions made to the Participants and a reduction in the expenditure for supervisory services.
         Anticipated reductions in the future Overage Rent will not have any other impact on Registrant. See paragraph 1 of Item 7 hereof and Notes 3, 4, 5, and 7 of the Notes.

                   The following summarizes the material factors affecting Registrant's results of operations for the three preceding years:

         (a) Total income decreased for the year ended December 31, 1995 as compared with the year ended December 31, 1994 primarily because no Overage Rent was received by Registrant for the year 1995. See Note 3 of the Notes. Total income decreased for the year ended December 31, 1994 as compared with the year ended December 31, 1993 primarily from the decreased amount of Overage Rent received by Registrant for the year 1994. See Note 3 of the Notes.

         (b) Total expenses decreased for the year ended December 31, 1995 as compared with the year ended December 31, 1994. Such decrease resulted from a decrease in the additional payment for supervisory services payable to Counsel with respect to no Overage Rent being received for the year ended December 31, 1995. See Notes 3 and 5 of the Notes. Total expenses decreased for the year ended December 31, 1994 as compared with the year ended December 31, 1993. Such decrease resulted from a decrease in additional payment for super-visory services payable to Counsel with respect to the decreased amount of Overage Rent which includes dividends earned on prepaid Overage Rent. See Notes 3 and 5 of the Notes.

                   The State of New York has asserted a utility tax deficiency of $1,528,816 against the Sublessee through December 31, 1992 in connection with electricity, water and steam charges to tenants, plus accrued interest of 797,713 through December 31, 1995. The Supreme Court, New York County granted summary judgment in favor of the State, which ruling was affirmed by the Appellate Division, First Department, holding that the State utility tax applies to such rent inclusion charges. The Sublessee is seeking permission to appeal the Appellate Division decision before the Court of Appeals and the final outcome of the appeal cannot presently be determined. The City of New York has also asserted a utility tax deficiency of $277,125 against the Sublessee through December 31, 1994 in connection with electricity, water and steam charges to tenants plus accrued interest of approximately $54,000 through December 31, 1995. An appeal before the New York City taxing authority is pending and the final outcome of the appeal cannot presently be determined.

                   If it is finally determined that the State's and City's positions are correct, the Sublessee would also be liable for additional utility taxes for quarterly periods ending after December 31, 1992 for New York State Utility tax and for periods after December 31, 1994 for New York City utility tax. Any amounts for which the Sublessee might be ultimately liable would reduce the net income in the year it becomes determinable and may therefore impact Overage Rent payable to Registrant. [See Note 10 of the Notes.]

                           Liquidity and Capital Resources

                   There has been no significant change in Registrant's liquidity or capital resources for the fiscal year ended December 31, 1995 as compared with the fiscal year ended December 31, 1994.

                                      Inflation

                   Inflationary trends in the economy do not directly impact Registrant's operations. As noted above, Registrant does not actively engage in the operation of the Property. Inflation may impact the operations of the Sublessee. The Sublessee is required to pay the Basic Rent regardless of the results of its operations. Inflation and other operating factors affect only the amount of Overage Rent payable by the Sublessee, which is based on the Sublessee's net operating profit.

                                  Other Information

                   The Sublessee maintains the Building as a high-class office building as required by the terms of the Sublease.

                   In 1990, the Sublessee commenced its latest improvement program which is estimated to be completed in 1997 at a total cost in excess of $60,000,000. Under this program, approximately 6,400 windows are being replaced and this portion of the program is completed. In addition, the elevators have been upgraded through installing a computerized control system and replacing all electrical and mechanical equipment. The elevator modernization program has increased elevator speed from 800 to 950 feet per minute to 1200 feet per minute. Also included is waterproofing the Building's exterior, resetting and repairing the limestone facade, upgrading the Building's security system, upgrading and replacing the Building's fire safety system and making substantial further improvement to the air-conditioning, domestic pump and water systems, waterproofing the mooring mast and installing a new observation ticket office.

                   The Sublessee anticipates that the costs of improvements to be incurred will result in reductions in Overage Rent during 1996 and 1997, but should have no effect on the payment of Basic Rent in those years.

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

         Item 8.   Financial Statements and Supplementary Data.

                   The financial statements, together with the accompanying report by, and the consent to the use thereof by Jacobs Evall & Blumenfeld LLP, immediately following, are being filed in response to this item.

         Item 9.   Disagreements on Accounting and Financial Disclosure.

                   Not applicable.

                                      PART III

         Item 10.  Directors and Executive Officers of Registrant.

                   Registrant has no directors or officers or any other centralization of management. There is no specific term of office for any Partner. The table below sets forth as to each Partner as of December 31, 1995 the following: name, age, nature of any family relationship with any other Partner, business experience during the past five years and principal occupation and employment during such period, including the name and principal business of any corporation or any organization in which such occupation and employment was carried on and the date such individual became a
         Partner:

                                                       Principal      Date
                        Nature of                      Occupation     Individual
                        Family        Business         and            became
 Name              Age  Relationship  Experience       Employment     Partner

 Donald A. Bettex  64      None       Attorney-at-Law  Senior Partner    1988
                                                       Wien, Malkin
                                                       & Bettex,
                                                       Counsellors-
                                                       at-Law

 Peter L. Malkin   62      None       Attorney-at-Law  Senior Partner    1961
                                                       Wien, Malkin
                                                       & Bettex,
                                                       Counsellors-
                                                       at-Law

 C. Michael Spero  59      None       Attorney-at-Law  Senior Partner    1995
                                                       Wien, Malkin
                                                       & Bettex,
                                                       Counsellors-
                                                       at-Law

                   As stated above, the Partners are members of Counsel. See Items 1, 11, 12 and 13 hereof for a description of the services rendered by, and the compensation paid to, Counsel and for a discussion of certain relationships which may pose actual or potential conflicts of interest among Registrant, Sublessee and certain of their respective affiliates.

                   The names of entities which have a class of securities registered pursuant to Section 12 of the Securities Exchange Act of 1934 or are subject to the requirements of Section 15(d) of that Act, and in which the Partners are either a director, joint venturer or general partner are as follows:

                   C. Michael Spero is a joint venturer in 250 West 57th St. Associates; and a general partner in Navarre - 500 Building Associates and 60 East 42nd St. Associates.

                   Peter L. Malkin is a joint venturer in 250 West 57th St. Associates and Navarre-500 Building Associates and a general partner in Garment Capitol Associates, Navarre-500 Building Associates and 60 East 42nd St. Associates.

                   Donald A. Bettex is a general partner in Garment Capitol Associates and 60 East 42nd St. Associates.


         Item 11.  Executive Compensation.

                   As stated in Item 10 hereof, Registrant has no directors or officers or any other centralization of management.

                   No remuneration was paid during the current fiscal year ended December 31, 1995 by Registrant to any of the Partners as such. Registrant pays Counsel, for supervisory services and dis-bursements, fees of $100,000 per annum plus 6% of all sums distributed to the Participants in excess of 9% per annum on their original cash investment. Pursuant to such arrangements described herein, Registrant incurred fees to Counsel of $159,417 for supervisory services rendered during the fiscal year ended December 31, 1995. The supervisory services include, among other items, the preparation of reports and related documentation required by the Securities and Exchange Commission, the monitoring of all areas of federal and local security law compliance, the preparation of certain financial reports, as well as the supervision of accounting and other documentation related to the administration of Registrant's business. See Item 7 hereof. Out of its fees, Counsel paid all disbursements and costs of regular accounting services. As noted in Items 1 and 10 of this report, the Partners are also members of Counsel.


         Item 12. Security Ownership of Certain Beneficial Owners and Management.

                        (a) Registrant has no voting securities. See Item 5 hereof. At December 31, 1995, no person owned of record or was known by Registrant to own beneficially more than 5% of the outstanding Participations.

                        (b) At December 31, 1995, the Partners (see Item 10 hereof) beneficially owned, directly or indirectly, the following Participations:

                               Name & Address      Amount of
                               of Beneficial       Beneficial     Percent
         Title of Class            Owners          Ownership      of Class

         Participations     Donald A. Bettex       $20,000        .0606%
         in Partnership     700 Park Avenue
         Interests          New York, NY  10021

                            C. Michael Spero       $35,000        .1061%
                            1165 Park Avenue
                            New York, NY  10128

                            Peter L. Malkin        $63,750        .1932%
                            21 Bobolink Lane
                            Greenwich, CT  06830


                   At such date, certain of the Partners (or their respective spouses) held additional Participations as follows:

                        Barbara N. Bettex, the wife of Donald A. Bettex,
                   owned of record and beneficially, $12,500 of Participations. Mr. Bettex disclaims any beneficial ownership of such Participations.

                        Peter L. Malkin owned of record as trustee or
                   co-trustee but not beneficially, $170,000 of Participations. Mr. Malkin disclaims any beneficial ownership of such Participations.

                        Peter L. Malkin owned of record as co-trustee of
                   two separate trusts a total of $40,000 of Participa-tions. Mr. Malkin has a remainder interest in each of such trusts.

                        Isabel W. Malkin, the wife of Peter L. Malkin,
                   owned of record and beneficially, $100,000 of Participa-tions. Mr. Malkin disclaims any beneficial ownership of such Participations.

                        (c)  Not applicable.


         Item 13.  Certain Relationships and Related Transactions.

                        (a) As stated in Item 1 hereof, Mr. Donald A. Bettex, Mr. Peter L. Malkin and Mr. C. Michael Spero are the three Partners of Registrant and also act as agents for the Participants in their respective partnership interests. Mr. Malkin is also a partner in Sublessee. As a consequence of one of the three Partners being a partner in Sublessee and all three Partners being members of Counsel (which represents Registrant and Sublessee), certain actual and potential conflicts of interest may arise with respect to the management and administration of the business of Registrant. However, under the respective participating agreements pursuant to which the Partners act as agents for the Participants, certain transactions require the prior consent of a specified number of the Participants in order for the agents to act on their behalf. Such transactions include modifications and extensions of the Sublease, or a sale or other disposition of the Property or substantially all of Registrant's other assets.

                        Reference is made to Items 1 and 2 hereof for a description of the terms of the Sublease between Registrant and Sublessee. The respective interests of the Partners in Registrant and in the Sublease arise solely from ownership of their respec-tive participations in Registrant and, in the case of Mr. Malkin, his ownership of a partnership interest in Sublessee. The Partners receive no extra or special benefit not shared on a pro rata basis with all other security holders of Registrant or partners in Sublessee. However, each of the Partners, by reason of his respective interest in Counsel, is entitled to receive his pro rata share of any legal fees or other remuneration paid to Counsel for professional services rendered to Registrant and Sublessee.

                        Reference is also made to Items 1 and 10 hereof for a description of the relationship between Registrant and Counsel, of which the Partners are among its members. The interest of each Partner in any remuneration paid or given by Registrant to Counsel arise solely from the ownership of such Partner's interest in Counsel. See Item 11 hereof for a description of the remuneration arrangements between Registrant and Counsel.

                        (b)  Reference is made to Paragraph (a) above.

                        (c)  Not applicable.

                        (d)  Not applicable.

                                       PART IV

         Item 14.  Exhibits, Financial Statement Schedules and
                   Reports on Form 8-K.

                   (a)(1)  Financial Statements:

                   Consent of Jacobs Evall & Blumenfeld LLP, Certified Public Accountants, dated March 18, 1996.

                   Accountant's Report of Jacobs Evall & Blumenfeld LLP, Certified Public Accountants, dated February 27, 1996.

                   Balance Sheets at December 31, 1995 and at December 31, 1994 (Exhibit A).

                   Statements of Income for the fiscal years ended December 31, 1995, 1994 and 1993 (Exhibit B).

                   Statement of Partners' Capital for the fiscal year ended December 31, 1995 (Exhibit C-1).

                   Statement of Partners' Capital for the fiscal year ended December 31, 1994 (Exhibit C-2).

                   Statement of Partners' Capital for the fiscal year ended December 31, 1993 (Exhibit C-3).

                   Statements of Cash Flows for the fiscal years ended December 31, 1995, 1994 and 1993 (Exhibit D).

                   Notes to Financial Statements for the fiscal years ended December 31, 1995, 1994 and 1993.

                   (2)  Financial Statement Schedules:

                   List of Omitted Schedules.

                   Real Estate and Accumulated Depreciation - December 31, 1995 (Schedule III).

                   (3)  Exhibits:  See Exhibit Index.

                   (b) No Form 8-K was filed by Registrant for the final quarter of 1995.

[LETTERHEAD OF
 JACOBS EVALL & BLUMENFELD LLP
 CERTIFIED PUBLIC ACCOUNTANTS]








                                                March 18, 1996




Empire State Building Associates
New York, N. Y.



We consent to the use of our independent accountants' report dated February 27, 1996 covering our audits of the accompanying financial statements of Empire State Building Associates in connection with and as part of your December 31, 1995 annual report (Form 10-K) to the Securities and Exchange Commission.





                                        Jacobs Evall & Blumenfeld LLP

                                        Certified Public Accountants

                           INDEPENDENT ACCOUNTANTS' REPORT


To the participants in Empire State Building Associates
(a Partnership)
New York, N. Y.


We have audited the accompanying balance sheets of Empire State Building Associates ("Associates") as of December 31, 1995 and 1994, and the related statements of income, partners' capital and cash flows for each of the three years in the period ended December 31, 1995, and the supporting financial statement schedule as contained in Item 14(a)(2) of this Form 10-K. These financial statements and schedule are the responsibility of Associates' management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Empire State Building Associates as of December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles, and the related financial statement schedule, when considered in relation to the basic financial statements, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 9 to the financial statements, Associates has been included as a defendant in actions with other related parties, including the Agents for Associates and Empire State Building Company, the sublessee.



                                        Jacobs Evall & Blumenfeld LLP

                                        Certified Public Accountants
New York, N. Y.
February 27, 1996

                                                                     EXHIBIT A

                          EMPIRE STATE BUILDING ASSOCIATES

                                  BALANCE SHEETS


                                    A S S E T S

                                                                        December 31,

                                                                      1995         1994
Current Assets:
  Cash and cash equivalents:
    The Chase Manhattan Bank...............................      $     2,936   $     2,603
    Distribution account held by
     Wien, Malkin & Bettex (Note 11).......................          324,111       324,111
    Fidelity U.S. Treasury Income Portfolio (Note 11)......           32,458     3,326,902

                                                                     359,505     3,653,616

  Prepaid rent.............................................           23,831        23,831
  Overage rent due from Empire State Building Company,
   a related party (Note 3)................................                0        97,887

        TOTAL CURRENT ASSETS...............................          383,336     3,775,334

Real Estate (Note 2):
  Leasehold on Empire State Building,
   350 Fifth Avenue, New York, N. Y........................       39,000,000    39,000,000
     Less: Accumulated amortization........................       35,456,020    35,247,551

                                                                   3,543,980     3,752,449

        TOTAL ASSETS.......................................      $ 3,927,316   $ 7,527,783



                       LIABILITIES AND PARTNERS' CAPITAL

Current Liabilities:
  Accrued supervisory services to a related party (Note 5).      $         -   $     8,253

Contingencies (Note 9).....................................

Partners' Capital (Exhibit C)..............................        3,927,316     7,519,530

        TOTAL LIABILITIES AND PARTNERS' CAPITAL............      $ 3,927,316   $ 7,527,783







                See accompanying notes to financial statements.

                                                                     EXHIBIT B

                       EMPIRE STATE BUILDING ASSOCIATES

                              STATEMENTS OF INCOME

                                                            Year ended December 31,

                                                         1995         1994         1993
Revenues:

  Rent income, from a related party
   (Notes 3 and 10).............................     $6,018,750   $9,616,637   $13,731,568

  Dividend income...............................         35,556       39,667        60,657

                                                      6,054,306    9,656,304    13,792,225


Expenses:

  Leasehold rent (Note 4).......................      1,970,000    1,970,000    1,970,000

  Supervisory services, to a related
   party (Note 5)...............................        159,417      377,670      625,826

  Miscellaneous expense.........................              -          160            -


  Amortization of leasehold (Note 2)............        208,469      208,469      208,469

                                                      2,337,886    2,556,299    2,804,295

            NET INCOME, CARRIED TO PARTNERS'
             CAPITAL, (NOTE 8)..................     $3,716,420   $7,100,005  $10,987,930



Earnings per $10,000 participation unit, based
 on 3,300 participation units outstanding
 during each year...............................     $    1,126   $    2,152  $     3,330

















                   See accompanying notes to financial statements.

                                                                   EXHIBIT C-1

                           EMPIRE STATE BUILDING ASSOCIATES

                            STATEMENT OF PARTNERS' CAPITAL
                             YEAR ENDED DECEMBER 31, 1995


                                Capital                                        Capital
                               January 1,      Share of                      December 31,
                                 1995         net income    Distributions        1995

Donald A. Bettex Group....    $2,506,510      $1,238,806      $2,436,211      $1,309,105

C. Michael Spero Group
 (formerly Alvin
  Silverman Group)........     2,506,510       1,238,807       2,436,211       1,309,106


Peter L. Malkin Group.....     2,506,510       1,238,807       2,436,212       1,309,105

                              $7,519,530      $3,716,420      $7,308,634      $3,927,316

































                   See accompanying notes to financial statements.

                                                                   EXHIBIT C-2

                        EMPIRE STATE BUILDING ASSOCIATES

                         STATEMENT OF PARTNERS' CAPITAL
                          YEAR ENDED DECEMBER 31, 1994

                               Capital                                        Capital
                              January 1,      Share of                      December 31,
                                1994         net income     Distributions       1994
Donald A. Bettex Group.....  $ 3,871,975     $2,366,668      $ 3,732,133     $2,506,510


Alvin Silverman Group......    3,871,974      2,366,669        3,732,133      2,506,510


Peter L. Malkin Group......    3,871,975      2,366,668        3,732,133      2,506,510

                             $11,615,924     $7,100,005      $11,196,399     $7,519,530

























                   See accompanying notes to financial statements.

                                                                   EXHIBIT C-3
                        EMPIRE STATE BUILDING ASSOCIATES

                         STATEMENT OF PARTNERS' CAPITAL
                          YEAR ENDED DECEMBER 31, 1993

<CAPTON>

                               Capital                                         Capital
                              January 1,       Share of                      December 31,
                                 1993         net income     Distributions       1993

Donald A. Bettex Group.....  $ 5,617,160     $ 3,662,644      $ 5,407,829    $ 3,871,975


Alvin Silverman Group......    5,617,160       3,662,643        5,407,829      3,871,974


Peter L. Malkin Group......    5,617,160       3,662,643        5,407,828      3,871,975

                             $16,851,480     $10,987,930      $16,223,486    $11,615,924
































                   See accompanying notes to financial statements.

                                                                    EXHIBIT D

                        EMPIRE STATE BUILDING ASSOCIATES

                            STATEMENTS OF CASH FLOWS


                                                             Year ended December 31,

                                                          1995         1994        1993


Cash flows from operating activities:
  Net income....................................      $3,716,420   $ 7,100,005  $10,987,930
  Adjustments to reconcile net income to
   cash provided by operating activities:
     Amortization of leasehold..................         208,469       208,469      208,469
     Changes in operating assets
      and liabilities:
        Overage rent due from Empire State
         Building Company, a related party
         (Notes 3 and 10).......................          97,887       (85,069)      (9,461)
        Accrued supervisory services
         to a related party (Note 5)............          (8,253)        3,844       (2,877)

          Net cash provided by
           operating activities.................       4,014,523     7,227,249   11,184,061


Cash flows from financing activities:
  Cash distributions............................      (7,308,634)  (11,196,399) (16,223,486)

         Net cash used in financing
          activities............................      (7,308,634)  (11,196,399) (16,223,486)

         Net decrease in cash and
          cash equivalents......................      (3,294,111)   (3,969,150)  (5,039,425)

Cash and cash equivalents, beginning of year....       3,653,616     7,622,766   12,662,191

         CASH AND CASH EQUIVALENTS, END OF YEAR.      $  359,505   $ 3,653,616  $ 7,622,766





                   See accompanying notes to financial statements.

                        EMPIRE STATE BUILDING ASSOCIATES

                          NOTES TO FINANCIAL STATEMENTS


1.  Business Activity

    Empire State Building Associates ("Associates") is a general partnership which holds the tenant's position in the master leasehold of the Empire State Building, located at 350 Fifth Avenue, New York City. Associates subleases the property to Empire State Building Company ("Company").


2.  Summary of Significant Accounting Policies

    a.  Cash and Cash Equivalents:

        Cash and cash equivalents include investments in money market funds and all highly liquid debt instruments purchased with a maturity of three months or less.

    b.  Real Estate and Amortization of Leasehold:

        Real estate, consisting of a leasehold, is stated at cost. In 1988, Associates determined that it would exercise its first renewal option under the lease, and did so in January 1989. Amortization of the leasehold is being computed by the straight-line method over the estimated useful life of 25 years, from January 1, 1988 to January 5, 2013 (see Note 4).

     c.  Use of Estimates:

        In preparing financial statements in conformity with generally accepted accounting principles, management often makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


3.  Related Party Transactions -  Rent Income

    Rent income for the years ended December 31, 1995, 1994 and 1993, totalling $6,018,750, $9,616,637 and $13,731,568, respectively, consists of the minimum annual rent plus overage rent under an operating sublease dated December 27, 1961, as modified February 15, 1965, with Company (the "sublessee"), as follows:

                                                Year ended December 31,

                                             1995         1994         1993

          Minimum net basic rent......    $6,018,750   $6,018,750  $ 6,018,750
          Overage rent earned.........             -    3,597,887    7,712,818

                                          $6,018,750   $9,616,637  $13,731,568

                         EMPIRE STATE BUILDING ASSOCIATES

                           NOTES TO FINANCIAL STATEMENTS
                                   (Continued)

3.  Related Party Transactions -  Rent Income (continued)

    The sublease provides for the same initial term and renewal options as the leasehold (see Note 4), less one day. The initial term of the sublease expired on January 4, 1992 and the annual minimum net basic rent during such term was $6,780,560. In January 1989, the sublessee exercised its option to renew the sublease for the first renewal period from January 4, 1992 to January 4, 2013. The annual minimum net basic rent during the first renewal term was reduced to $6,018,750, and is to be further reduced to $5,895,625 during each of the remaining three renewal terms.

    Overage rent earned is equal to fifty percent of the sublessee's annual net income (as defined in the sublease) in excess of $1,000,000.

    A partner in Associates is also a partner in the sublessee.


4.  Leasehold Rent

    Leasehold rent represents the net basic rent of $3,470,560 per annum under an operating lease dated December 27, 1961, as modified February 15, 1965, with The Prudential Insurance Company of America
    ("Prudential"), over the initial term of the lease, 30 years and 9 days, from December 27, 1961 to January 5, 1992.

    In January 1989, Associates exercised its option to renew the lease for the first renewal period from January 5, 1992 to January 5, 2013. The lease contains options for Associates to renew the leasehold for an additional 3 successive periods of 21 years each. The basic rent was reduced to $1,970,000 per annum during the first renewal term, and is to be further reduced to $1,723,750 per annum during each of the remaining three renewal terms.

    On November 27, 1991, Prudential sold the property to E.G. Holding Co., Inc. which, through merger and conveyance, reportedly transferred its interest as lessor to Trump Empire State Partners ("Trump") (see Note 9). Associates' rights under the master leasehold remain unchanged.

5.  Related Party Transactions - Supervisory Services

    Supervisory services (including disbursements and cost of regular accounting services) during the years ended December 31, 1995, 1994 and 1993, totalling $159,417, $377,670 and $625,826, respectively, represent fees paid to the firm of Wien, Malkin & Bettex. Some partners in that firm are also partners in Associates.

    Fees for supervisory services are paid pursuant to an agreement, which amount is based on a rate of return of investment achieved by the participants in Associates each year.

                        EMPIRE STATE BUILDING ASSOCIATES

                          NOTES TO FINANCIAL STATEMENTS
                                  (Continued)


6.  Number of Participants

    There were approximately 2,620 participants in the participating groups at December 31, 1995, 1994 and 1993.

7.  Determination of Distributions to Participants

    Distributions to participants in 1995, 1994 and 1993 of $7,308,634, $11,196,399 and $16,223,486, respectively, represented the following:

                                1995                   1994                  1993
Minimum annual rent..     $ 6,018,750            $ 6,018,750           $ 6,018,750
Overage rent,
 earned in
 previous year,
 distributed in
 current year........       3,597,887              7,712,818            13,003,357
Dividend income
 earned in previous
 year, distributed
 in current year.....          39,667                 60,657               118,082

                            9,656,304             13,792,225            19,140,189

Less:

 Leasehold rent
  expense............      $1,970,000              $1,970,000             $1,970,000
 Supervisory
  services paid......         377,670                 625,826                946,703

                            2,347,670              2,595,826             2,916,703
Distributions
 to participants....      $ 7,308,634            $11,196,399           $16,223,486


                            EMPIRE STATE BUILDING ASSOCIATES

                             NOTES TO FINANCIAL STATEMENTS
                                     (Continued)


8.  Distributions and Amount of Income per $10,000 Participation Unit

    Distributions per $10,000 participation unit during the years 1995, 1994 and 1993 based on 3,300 participation units outstanding during each year, consisted of the following:

                                                 Year ended December 31,

                                              1995         1994         1993

         Income........................     $1,126       $2,152       $3,330

         Return of capital.............      1,089        1,241        1,586

           TOTAL DISTRIBUTIONS.........     $2,215       $3,393       $4,916

    Net income is computed without regard to income tax expense since Associates does not itself pay a tax on its income; instead, any such taxes are paid by the participants in their individual capacities.


9.  Litigation

    a. On October 21, 1991, the holder of a $20,000 original participation in Associates brought suit in New York Supreme Court, New York County against the Agents for Associates (Peter L. Malkin, Donald A. Bettex and Alvin Silverman); Company; Harry B. Helmsley ("Helmsley"), a partner in Company; and Wien, Malkin & Bettex, counsel to Associates. Associates is a nominal defendant. The suit claims that the defendants have engaged in breaches of fiduciary duty and acts of self-dealing in relation to the Agents' solicitation of consents and authorizations of the participants in Associates in September 1991 and in relation to other unrelated acts of the Agents and the sublessee. The suit is styled as a class action, but the Court has ruled that class certification shall not be granted. The suit seeks relief including an injunction and an accounting. On January 10, 1992, all defendants answered the complaint and denied all material allegations of liability and damage. The complaint does not seek any relief against Associates, and accordingly, Associates' counsel is of the opinion that no loss or other unfavorable outcome of the action against Associates is anticipated. The action has been dismissed against Company and Helmsley.

    b. In December 1994, Associates received a notice of default from Trump. The Trump default notice to Associates claims that Associates is in violation of its master lease because of extensive work which the sublessee, Company, has undertaken as part of an improvement program that commenced before Trump reportedly acquired its interest in the property in 1994. Trump's notice also complains that the building is in need of repairs.

                        EMPIRE STATE BUILDING ASSOCIATES

                          NOTES TO FINANCIAL STATEMENTS
                                  (Continued)


9.  Litigation (continued)

    On February 14, 1995, Associates and Company filed an action in New York State Supreme Court against Trump for a declaratory judgment that none of the matters set forth in the notice of default constitutes a violation of the master lease or sublease, and that the notice of default is entirely without merit. Associates' and Company's suit also seeks an injunction to prevent Trump from implementing the notice of default.

    On February 15, 1995, Trump filed an action against Associates, Company, Wien, Malkin & Bettex, Helmsley, Helmsley-Spear, Inc. (the management company of the Empire State Building), and the Agents for Associates in New York State Supreme Court, alleging that the notice of default is valid and seeking damages and related relief based thereon. The defendants intend to defend against Trump's action and seek its dismissal. Counsel believes that Associates and Company should prevail in their actions against Trump, and that Trump's action should be dismissed.

    On March 24, 1995, the New York State Supreme Court granted Associates a preliminary injunction against Trump. The injunction prohibits Trump from acting on its notice of default to Associates, at any time, pending the prosecution of claims by Associates and Company for a final judgement granting a permanent injunction and other relief against the Trump defendants.

    In May, 1995, Associates and Company filed a separate legal action against Trump and various affiliated persons for breach of the master lease and sublease, and disparagement of the property in violation of Associates' and Company's leasehold rights. This action seeks money damages and related relief.


10. Contingent Liability of Sublessee

    The State of New York has asserted a utility tax deficiency of $1,528,816, plus accrued interest, against the sublessee through December 31, 1992 in connection with electricity, water and steam charges to tenants. The Supreme Court, New York County granted summary judgement in favor of the State, which ruling was affirmed by the Appellate Division, First Department, holding that the State utility tax applies to such rent inclusion charges. The sublessee is seeking permission to appeal the Appellate Division decision before the Court of Appeals and the final outcome of the appeal cannot presently be determined. The City of New York has also asserted a utility tax deficiency of $277,125, plus accrued interest, against the sublessee through December 31, 1994 in connection with electricity, water and steam charges to tenants. An appeal before the New York City taxing authority is pending and the final outcome of the appeal cannot presently be determined.

                          EMPIRE STATE BUILDING ASSOCIATES

                           NOTES TO FINANCIAL STATEMENTS
                                   (Continued)


10. Contingent Liability of Sublessee (continued)

    If it is finally determined that the State's and City's positions are correct, the sublessee would also be liable for additional utility taxes for quarterly periods ending after December 31, 1992 for New York State utility tax and for periods after December 31, 1994 for New York City utility tax. Any amounts for which the sublessee might be ultimately liable would reduce the sublessee's net income in the year it becomes determinable, and may therefore impact additional rent payable to Associates.


11. Concentration of Credit Risk

    Associates maintains cash balances in a bank, money market fund (Fidelity U.S. Treasury Income Portfolio), and a distribution account held by Wien, Malkin & Bettex. The bank balance is insured by the Federal Deposit Insurance Corporation up to $100,000, and at December 31, 1995 was completely insured. The cash in the money market fund and the distribution account held by Wien, Malkin & Bettex is not insured. The funds held in the distribution account were paid to the participants on January 1, 1996.

                           EMPIRE STATE BUILDING ASSOCIATES

                                   OMITTED SCHEDULES


The following schedules have been omitted as not applicable in the present instance:



          SCHEDULE I   -      Condensed financial information of registrant.

          SCHEDULE II  -      Valuation and qualifying accounts.

          SCHEDULE IV  -      Mortgage loans on real estate.

                                                                  SCHEDULE III
                        EMPIRE STATE BUILDING ASSOCIATES

                   Real Estate and Accumulated Depreciation
                               December 31, 1995

Column

  A       Description           Leasehold on Empire State Building
                                 located at 350 Fifth Avenue,
                                 New York, New York.

  B       Encumbrances................................................     None



  C       Initial cost to company
            Leasehold.................................................  $39,000,000


  D       Cost capitalized subsequent to acquisition..................      None

  E       Gross amount at which carried at
           close of period
             Leasehold................................................  $39,000,000(a)


  F       Accumulated amortization....................................  $35,456,020(b)


  G       Date of construction                                     1931

  H       Date acquired                               December 27, 1961

  I       Life on which leasehold amortization in
           latest income statements is computed       25 years from January 1, 1988 (see
                                                      Note 2 of Notes to Financial
                                                      Statements).

     (a) There have been no changes in the carrying values of real estate for the years ended December 31, 1995, December 31, 1994 and December 31, 1993. The costs for federal income tax purposes are the same as for financial statement purposes.

     (b)    Accumulated amortization
              Balance at January 1, 1993                          $34,830,613
                Amortization:
                  F/Y/E 12/31/93                      $208,469
                        12/31/94                       208,469
                        12/31/95                       208,469        625,407

              Balance at December 31, 1995                        $35,456,020

                                      SIGNATURE


                   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                   The individual signing this report on behalf of Registrant is Attorney-in-Fact for Registrant and each of the Partners in Registrant, pursuant to a Power of Attorney, dated March 29, 1996 (the "Power").


         EMPIRE STATE BUILDING REGISTRANT
         (Registrant)



         By /s/Stanley Katzman
            Stanley Katzman, Attorney-in-Fact*


         Date:  March 29, 1996


                   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person as Attorney-in-Fact for each of the Partners in Registrant, pursuant to the Power, on behalf of Registrant and as a Partner in Registrant on the date indicated.


         By /s/Stanley Katzman
            Stanley Katzman, Attorney-in-Fact*


         Date: March 29, 1996





         ______________________
         *    Mr. Katzman supervises accounting functions for Registrant.

                                    EXHIBIT INDEX


         Number                   Document                           Page*

          3(a) Registrant's Partnership Agreement dated July 11, 1961, filed as Exhibit No. 1 to Registrant's Registration Statement on Form S-1 as amended (the "Registration Statement") by letter dated August 8, 1962 and assigned File No. 2-18741, is incorporated by reference as an exhibit hereto.

         3(b) Amended Business Certificate of Registrant filed with the Clerk of New York County on October 25, 1995 reflecting a change in the Partners of Registrant.

          4 Registrant's form of Participating Agreement, filed as Exhibit No. 6 to the Registration Statement by letter dated August 8, 1962 and assigned File No. 2-18741, is incorporated by reference as an exhibit hereto.

         10(a) Mortgage dated December 21, 1951 from Imperium Corporation to Prudential Insurance Company of America ("Prudential"), filed by letter dated March 31, 1981 (Commission File No. 0-827) as
                   Exhibit 10(a) to Registrant's Form 10-K for the fiscal year ended December 31, 1980, is incorporated by reference as an exhibit hereto.

         10(b) Modification of Indenture of Lease dated December 27, 1961 between Prudential and Registrant filed by letter dated March 31, 1981 (Commission File No. 0-827) as Exhibit 10(b) to Registrant's Form 10-K for the fiscal year ended December 31, 1980, is incorporated by reference as an exhibit hereto.







         ______________________
         *    Page references are based on sequential numbering system.

         10(c) Sublease dated December 27, 1961 between Registrant and Sublessee, filed by letter dated March 31, 1981 (Commission File No. 0-827) as Exhibit 10(d) to Registrant's Form 10-K for the fiscal year ended December 31, 1980, is incorporated by reference as an exhibit hereto.

         10(e) Modification and Extension Agreement, dated October 26, 1964 between The Bowery Savings Bank and Celeritas Realty Corp., filed by letter dated March 31, 1981 (Commission File No. 0-827) as Exhibit 10(e) to Registrant's Form 10-K for the fiscal year ended December 31, 1980, is incorporated by reference as an exhibit hereto.

          13 Letter to Participants, dated March 6, 1996 with financial reports for the fiscal year ended December 31, 1995. The foregoing material shall not be deemed to be "filed" with the Commission or otherwise subject to the liabilities of Section 18 of the Securities Exchange Act of 1934.

          24 Power of Attorney dated March 29, 1996, between Peter L. Malkin, C. Michael Spero and Donald A. Bettex, the partners of Registrant and Richard A. Shapiro and Stanley Katzman.

          27 Financial Data Schedule of Registrant for the fiscal year ended December 31, 1995

                                                           Exhibit 3(b)

                            AMENDED BUSINESS CERTIFICATE

              The undersigned hereby certify that a certificate of business under the assumed name

                          EMPIRE STATE BUILDING ASSOCIATES

         for the conduct of business at 60 East 42nd Street, New York, New York, was filed in the office of the County Clerk New York County, State of New York, on the 23rd day of August, 1961, under index number 6543/61; that the last amended certificate was filed on the 17th day of January 1989, in the office of said County Clerk under index number 6543/61.

              It is hereby further certified that this amended certificate is made for the purposes of more accurately setting forth the facts recited in the original certificate or the last amended certificate and to set forth the following changes in such facts.

         ALVIN SILVERMAN, residing at 110 Redwood Drive, Roslyn, New York 11576, has been succeeded as a partner by C. MICHAEL SPERO, residing at 1165 Park Avenue, New York, New York 10128.

         The members of EMPIRE STATE BUILDING ASSOCIATES now consist of:
         Donald A. Bettex, Peter L. Malkin and C. Michael Spero.

              IN WITNESS WHEREOF, the undersigned have as of the 2nd day of July, 1995 made and signed this certificate.

         /s/ Alvin Silverman                /s/ Donald A. Bettex
         ALVIN SILVERMAN                    DONALD A. BETTEX

         /s/ C. Michael Spero
         C. MICHAEL SPERO

         State of New York, County of New York       ss.:

              On this 2nd day of July, 1995, before me personally appeared ALVIN SILVERMAN, C. MICHAEL SPERO and DONALD A. BETTEX, to me known and known to me to be the individuals described in and who executed the foregoing certificate, and they thereupon duly acknowledged to me that they executed the same.

                                            /s/ Estelle Beeber
                                            Notary Public
                                            State of New York
                                            No. 5241708
                                            Qualified in New York County
                                            Commission Expires 9/30/96

         STATE OF NEW YORK   )
                             : ss.:
         COUNTY OF NEW YORK  )


                   On the __ day of March, 1996 before me personally came

         PETER L. MALKIN, DONALD A BETTEX and C. MICHAEL SPERO, to me known to be the individuals described in and who executed the foregoing instrument, and acknowledged that they executed the same.



                                  /s/___________________________
                                       NOTARY PUBLIC