Form 10-Q
period 1996-03-31
EMPIRE STATE BUILDING ASSOCIATES
filed 1996-05-15
CIK 32776

FORM 10-Q

			 SECURITIES AND EXCHANGE COMMISSION
			       Washington, D.C. 20549


	 [x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
			   SECURITIES EXCHANGE ACT OF 1934

	 For the quarterly period ended March 31, 1996

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

									2.

			  PART I.  FINANCIAL INFORMATION

	 Item 1.  Financial Statements.

			  Empire State Building Associates
			    Condensed Statement of Income
				     (Unaudited)

						   For the Three Months
						      Ended March 31,
					       1996              1995

 Income:

   Rent income, from a related
     party (Note B)                         $1,504,687        $1,504,687
   Dividend income                               2,094            28,632
					    ----------        ----------
       Total income                          1,506,781         1,533,319
					    ----------        ----------
 Expenses:

   Leasehold rent                              492,500           492,500
   Supervisory services, to a
     related party (Note C)                     39,854            39,854
   Amortization of leasehold                    52,117            52,117
   Miscellaneous                                    46
					    ----------        ----------
       Total expenses                          584,517           584,471
					    ----------        ----------
 Net income                                 $  922,264        $  948,848
					    ==========        ==========
 Earnings per $10,000 partici-
   pation unit, based on 3,300
   participation units out-
   standing during the year                 $   279.47        $   287.53
					    ==========        ==========
 Distributions per $10,000
   participation:

 Distributions per $10,000
   participation consisted
   of the following:
     Income                                 $   279.47        $   287.53
     Return of capital                           15.18          1,043.27
					    ----------        ----------
       Total distributions                  $   294.65        $ 1,330.80
					    ==========        ==========

       At March 31, 1996 and 1995, there were $33,000,000 of
       participations outstanding.

		     Empire State Building Associates                       3.
			    Condensed Balance Sheet
				 (Unaudited)

 Assets                                    March 31, 1996   December 31, 1995
 Current assets
   Cash                                        $  361,553          $  359,505
   Prepaid rent                                    23,831              23,831
					       ----------          ----------
       Total current assets                       385,384             383,336

 Real Estate
   Leasehold on Empire State Building          39,000,000          39,000,000
     Less, allowance for amortization          35,508,137          35,456,020
					       ----------          ----------
						3,491,863           3,543,980
					       ----------          ----------
     Total assets                              $3,877,247          $3,927,316
					       ==========          ==========
 Capital
   Capital January 1,                           3,927,316           7,519,530
   Add, Net income:
     January 1, 1996 through March 31, 1996       922,264                 -0-
     January 1, 1995 through December 31, 1995        -0-           3,716,420
					       ----------          ----------
						4,849,580          11,235,950
   Less, Distributions:
     Monthly distributions,
       January 1, 1996 through March 31, 1996     972,333                 -0-
       January 1, 1995 through
	 December 31, 1995                            -0-           3,889,333
     Distribution on February 28, 1995 of
       Overage Rent for the lease year ended
       December 31, 1994 and dividend income          -0-           3,419,301
					       ----------         -----------
						  972,333           7,308,634
					       ----------         -----------

 Capital:
   March 31, 1996                               3,877,247                 -0-
   December 31, 1995                                  -0-           3,927,316
					       ----------         -----------
     Total liabilities and capital:
       March 31, 1996                          $3,877,247
					       ==========
       December 31, 1995                                           $3,927,316
								  ===========

									   4.

			Empire State Building Associates
		       Condensed Statement of Cash Flows
				 (Unaudited)

					  January 1, 1996     January 1, 1995
						  through             through
					   March 31, 1996      March 31, 1995

 Cash flows from operating activities:
   Net income                                 $  922,264          $  948,848
   Adjustments to reconcile net income
     to cash provided by operating
     activities:
       Amortization of leasehold                  52,117              52,117
       Change in Overage Rent due from
	 Empire State Building Company,
	 a related party                             -0-              97,887
       Change in accrued supervisory
	 services, to a related party                -0-              (8,253)
					      ----------          ----------
     Net cash provided by operating
       activities                                974,381           1,090,599
					      ----------          ----------
 Cash flows from financing activities:
   Cash distributions                           (972,333)         (4,391,634)
					      ----------          ----------
     Net cash used in financing
       activities                               (972,333)         (4,391,634)
					      ----------          ----------
     Net increase (decrease) in cash
       and cash equivalents                        2,048          (3,301,035)

 Cash and cash equivalents
   beginning of period                           359,505           3,653,616
					      ----------          ----------

 Cash and cash equivalents
   end of period                              $  361,553          $  352,581
					      ==========          ==========

	 Empire State Building Associates                               5.
	 March 31, 1996





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

	 Note B - Interim Period Reporting

		   The results for the interim period are not necessarily indicative of the results to be expected for a full year.

		   Registrant is a partnership which was organized on July 11, 1961. Registrant owns the tenant's interest in a master operating leasehold (the "Master Lease") on the Empire State Building (the "Building") and the land thereunder, located at 350 Fifth Avenue, New York, New York (the "Property"). On November 27, 1991, Prudential Insurance Company of America sold the fee ownership of the property to EGHolding Co. Inc. which, through merger and conveyance, reportedly transferred its interest as lessor to Trump Empire State Partners ("Trump"). Associates' rights under the master leasehold remain unchanged.

		   Registrant's partners are Donald A. Bettex, Peter L. Malkin and C. Michael Spero (collectively the "Partners"), each of whom also acts as an agent for holders of participations in his respective partnership interest in Registrant (the
	 "Participants").

		   The initial term of the Master Lease expired on January 5, 1992. On January 30, 1989, Registrant exercised its first of four 21-year renewal options contained in the Master Lease and extended the Master Lease through January 5, 2013. The annual rent payable under Master Lease is $1,970,000 through January 5, 2013 and $1,723,750 annually during the term of each renewal period thereafter.

	 Empire State Building Associates                               6.
	 March 31, 1996





		   The value of the Master Lease is stated at cost. To reflect Registrant's exercise of the first renewal option under the Master Lease, the estimated useful life of the Master Lease has been revised to 25 years, effective January 1, 1988, through January 5, 2013.

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

		   Overage Rent and other accumulated interest income is distributed annually after payment of any additional payments for supervisory services to Counsel (as described in Note C below). For 1995, Sublessee reported net operating loss of $139,025; therefore, there was no Overage Rent.

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

		   No remuneration was paid during the three month period ended March 31, 1996 by Registrant to any of the Partners as such. Pursuant to the fee arrangements described herein, Registrant paid Counsel $25,000, of the Basic Payment for supervisory services for the three month period ended March 31, 1996, and $4,951 a month as the Additional Payment for supervisory services. The supervisory

	 Empire State Building Associates                               7.
	 March 31, 1996





	 services provided to Registrant by Counsel include legal, administrative and financial services. The legal and administrative services include acting as general counsel to Registrant, maintaining all of its partnership records, performing physical inspections of the Building, reviewing insurance coverage and conducting annual partnership meetings. Financial services include monthly receipt of rent from the Sublessee, payment of monthly rent to the fee owner, payment of monthly and additional distributions to the Participants, payment of all other disbursements, confirmation of the payment of real estate taxes, and active review of financial statements submitted to Registrant by the Sublessee and financial statements audited and tax information prepared by Registrants' independent certified public accountant, and distribution of such materials to the Participants. Counsel also prepares quarterly, annual and other periodic filings with the Securities and Exchange Commission and applicable state authorities and distributes to the Participants quarterly source of distribution reports.

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

		   As of March 31, 1996, the Partners owned of record and beneficially an aggregate $136,250 of participations in Registrant, representing less than 1% of the currently outstanding participations therein totaling $33,000,000.

		   In addition, as of March 31, 1996 certain of the Partners (or their respective spouses) held additional
	 Participations as follows:

		   Barbara N. Bettex, the wife of Donald A. Bettex, owned of record and beneficially, $12,500 of Participations. Mr. Bettex disclaims any beneficial ownership of such Participations.

		   C.M. Spero owned of record as trustee or co-trustee, but not beneficially, $55,000 of Participations. Mr. Spero disclaims any beneficial ownership of such Participations.

	 Empire State Building Associates                               8.
	 March 31, 1996





		   Peter L. Malkin owned of record as trustee or co-trustee but not beneficially, $170,000 of Participations. Mr. Malkin disclaims any beneficial ownership of such Participations.

		   Isabel W. Malkin, the wife of Peter L. Malkin, owned of record and beneficially, $153,333 of Participations. Mr. Malkin disclaims any beneficial ownership of such Participations.

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

		   Registrant does not pay dividends. During the three month period ended March 31, 1996, Registrant made regular monthly distributions of $98.21 for each $10,000 participation ($1,178.52 per annum for each $10,000 participation). There are no restrictions on Registrant's present or future ability to make distributions; however, the amount of such distributions depends solely on the ability of Sublessee to make monthly payments of Basic Rent and Overage Rent to Registrant in accordance with the terms of the Sublease. Registrant expects to make distributions in the future so long as it receives the payments provided for under the Sublease. See Note B.

		   Registrant's results of operations are affected primarily by the amount of rent payable to it under the Sublease. The amount of Overage Rent payable to Registrant is affected by
	 (i) the downturn in the New York City economy and real estate rental market and (ii) the cost of the Property improvement program described herein under Other Information. It is anticipated that the improvement program to the Building, which commenced in 1990, will negatively impact Overage Rent in 1996 through 1999. It is difficult for management to forecast whether the New York City real estate market will improve over the next few years.

	 Empire State Building Associates                               9.
	 March 31, 1996





		   Total income decreased for the three-month period ended March 31, 1996 as compared with the three-month period ended March 31, 1995. Such decrease resulted from a decrease in dividend income earned on funds temporarily invested in Fidelity U.S. Treasury Income Portfolio. Total expenses increased for the three month period ended March 31, 1996 as compared with the three month period ended March 31, 1995. Such increase resulted from miscellaneous expenses incurred in the three month period ended March 31, 1996.

		   The State of New York has asserted a utility tax deficiency of $1,528,816 against the Sublessee through December 31, 1992 in connection with electricity, water and steam charges to tenants, plus accrued interest. The Supreme Court, New York County granted summary judgment in favor of the State, which ruling was affirmed by the Appellate Division, First Department, holding that the State utility tax applies to such rent inclusion charges. The Sublessee is seeking permission to appeal the Appellate Division decision before the Court of Appeals and the final outcome of the appeal cannot presently be determined. The City of New York has also asserted a utility tax deficiency of $277,125 against the Sublessee through December 31, 1994 in connection with electricity, water and steam charges to tenants plus accrued interest. An appeal before the New York City taxing authority is pending and the final outcome of the appeal cannot presently be determined.

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

			   Liquidity and Capital Resources

		   There has been no significant change in Registrant's liquidity for the three month period ended March 31, 1996, as compared with the three month period ended March 31, 1995.

		   Assuming that the Building continues to generate an annual net profit in future years comparable to that in the current year, Registrant anticipates that the value of the Building and the Property will exceed the indicated balance sheet value at March 31, 1996.

		   Registrant anticipates that funds for working capital will be generated by operations of the Building by Sublessee, which entity in turn is required to make payments of Basic Rent

	 Empire State Building Associates                              10.
	 March 31, 1996





	 and Overage Rent under the Sublease and, to the extent necessary, from additional capital investment by the partners in Sublessee and/or external financing. Registrant foresees no need to make material commitments for capital expenditures while the Sublease is in effect.
				      Inflation

		   Registrant believes that there has been no material change in the impact of inflation on its operations since the filing of its report on Form 10-K for the year ended December 31, 1995, which report and all exhibits thereto are incorporated herein by reference and made a part hereof.

			     PART II.  OTHER INFORMATION

	 Item 1.   Legal Proceedings

		   The Property of Registrant is the subject of the following pending litigation:

	      (1) On October 21, 1991, the holder of a $20,000 original participation in Registrant brought suit in New York Supreme Court, New York County against the Registrant; the Partners; the Sublessee; Harry B. Helmsley, a partner in Sublessee; and Counsel. Registrant is a nominal defendant. The suit claims that the defendants have engaged in breaches of fiduciary duty and acts of self-dealing in relation to the Partners' solicitation of consents and authorizations of the participants in Registrant in September 1991 and in relation to other unrelated acts of the Partners and Sublessee. The suit is styled as a class action, but the Court has ruled that class certification shall not be granted. The suit seeks relief including an injunction and an accounting. On January 10, 1992, all defendants answered the complaint and denied all material allegations of liability and damage. The complaint does not seek any relief against Registrant, and accordingly, Registrant's counsel is of the opinion that no loss or other unfavorable outcome of the action against Registrant is anticipated. The action has been dismissed against Sublessee and Mr. Helmsley.

	      (2) In December 1994, Registrant received a notice of default from Trump Empire State Partners ("Trump"). The Trump default notice to Registrant claims that Registrant is in violation of its master lease because of extensive work which Sublessee has undertaken as part of an improvement program that commenced before Trump reportedly acquired its interest in the property in 1994. Trump's notice also complains that the Building is in need of repairs.

	 Empire State Building Associates                              11.
	 March 31, 1996





		   On February 14, 1995, Registrant and Sublessee filed an action in New York State Supreme Court against Trump for a declaratory judgment that none of the matters set forth in the notice of default constitutes a violation of the master lease or sublease, and that the notice of default is entirely without merit. Registrant's and Sublessee's suit also seeks an injunction to prevent Trump from implementing the notice of default.

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

	 Item 4.   Submission of Matters to a Vote of Security Holders

		   During the fiscal quarter ended March 31, 1996, Registrant did not submit any matter to a vote by the Participants through the solicitation of proxies or otherwise.

	 Item 5.   Other Information

		   The Sublessee maintains the Building as a high-class office building as required by the terms of the Sublease.

		   In 1990, the Sublessee commenced its latest improvement program which is estimated to be completed in 1997 at a total cost in excess of $60,000,000. Under this program, approximately 6,400

	 Empire State Building Associates                              12.
	 March 31, 1996





	 windows are being replaced and this portion of the program is completed. In addition, the elevators have been upgraded through installing a computerized control system and replacing all electrical and mechanical equipment. The elevator modernization program has increased elevator speed from 800 to 950 feet per minute to 1200 feet per minute. Also included is waterproofing the Building's exterior, resetting and repairing the limestone facade, upgrading the Building's security system, upgrading and replacing the Building's fire safety system and making substantial further improvement to the air-conditioning, domestic pump and water systems, waterproofing the mooring mast and installing a new observation ticket office.

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

	 Empire State Building Associates                               13.
	 March 31, 1996





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



	 EMPIRE STATE BUILDING ASSOCIATES
	 (Registrant)



	 By:  /s/ Richard A. Shapiro
	      Richard A. Shapiro, Attorney-in-Fact*


	 Date:  May 14, 1996


		   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the undersigned as Attorney-in-Fact for each of the Partners in Registrant, pursuant to the Power, on behalf of Registrant and as a Partner in Registrant, on the date indicated.


	 By:  /s/ Richard A. Shapiro
	      Richard A. Shapiro, Attorney-in-Fact*


	 Date:  May 14, 1996










	 ______________________
	    *  Mr. Shapiro supervises accounting functions for Registrant

	 Empire State Building Associates                               14.
	 March 31, 1996





				    EXHIBIT INDEX


	    Number                   Document                      Page*


	    25        Power of Attorney dated March 29,
		      1996, which was filed as Exhibit 24 to
		      Registrant's Form 10-K for the fiscal
		      year ended December 31, 1995 and is
		      incorporated by reference as an
		      exhibit hereto.

	    28(a)     Order of the Supreme Court of the
		      State of New York, County of New York,
		      dated March 21, 1994, which was filed
		      with Form 8-K and is incorporated by
		      reference as an exhibit hereto.





























	 ______________________
	 *    Page references are based on sequential numbering system.