Form 10-Q
period 1996-06-30
EMPIRE STATE BUILDING ASSOCIATES
filed 1996-08-15
CIK 32776

FORM 10-Q

			 SECURITIES AND EXCHANGE COMMISSION
			       Washington, D.C. 20549


	 [x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
			   SECURITIES EXCHANGE ACT OF 1934

	 For the quarterly period ended June 30, 1996

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


		An Exhibit Index is located on Page 14 of this Report.
	       Number of pages (including exhibits) in this filing:  16






									 2.

			  PART I.  FINANCIAL INFORMATION


	 Item 1.  Financial Statements.

			  Empire State Building Associates
			    Condensed Statement of Income
				     (Unaudited)

				  For the Three Months    For the Six Months
				     Ended June 30,         Ended June 30,
				    1996        1995         1996       1995

 Income:

   Rent income, from a related
     party (Note B)               $1,504,688 $1,504,688  $3,009,375  $3,009,375
   Dividend income                     2,160      2,307       4,254      30,939
				  ---------- ----------  ----------  ----------
       Total income                1,506,848  1,506,995   3,013,629   3,040,314
				  ---------- ----------  ----------  ----------
 Expenses:

   Leasehold rent                    492,500    492,500     985,000     985,000
   Supervisory services, to a
     related party (Note C)           39,854     39,854      79,708      79,708
   Amortization of leasehold          52,117     52,117     104,234     104,234
   Miscellaneous                         -0-        -0-          47         -0-
				  ---------- ----------  ----------  ----------
       Total expenses                584,471    584,471   1,168,989   1,168,942
				  ---------- ----------  ----------  ----------
 Net income                       $  922,377 $  922,524  $1,844,640  $1,871,372
				  ========== ==========  ==========  ==========
 Earnings per $10,000 partici-
   pation unit, based on 3,300
   participation units out-
   standing during the year       $   279.51 $   279.55  $   558.98  $   567.08
				  ========== ==========  ==========  ==========

   Distributions per $10,000
     participation consisted
     of the following:

    Income                        $  279.51  $   279.55  $   558.98  $   567.08
    Return of capital                 15.14       15.10       30.31    1,058.36
				  ---------  ----------  ----------  ----------
	Total distributions       $  294.65  $   294.65  $   589.29  $ 1,625.44
				  =========  ==========  ==========  ==========

	At June 30, 1996 and 1995, there were $33,000,000 of participations outstanding.






			 Empire State Building Associates
			      Condensed Balance Sheet
				 (Unaudited)                                  3.

 Assets                                       June 30, 1996  December 31, 1995
 Current assets
   Cash                                          $  363,713         $  359,505
   Prepaid rent                                      23,831             23,831
						 ----------         ----------
       Total current assets                         387,544            383,336

 Real Estate
   Leasehold on Empire State Building            39,000,000         39,000,000
     Less, allowance for amortization            35,560,254         35,456,020
						 ----------         ----------
						  3,439,746          3,543,980
						 ----------         ----------
     Total assets                                $3,827,290         $3,927,316
						 ==========         ==========

 Capital
   Capital January 1,                             3,927,316          7,519,530
   Add, Net income:
     January 1, 1996 through June 30, 1996        1,844,640                -0-
     January 1, 1995 through
       December 31, 1995                                -0-          3,716,420
						 ----------         ----------
						  5,771,956         11,235,950
   Less, Distributions:
     Monthly distributions,
       January 1, 1996 through June 30, 1996      1,944,666                -0-
       January 1, 1995 through
	 December 31, 1995                              -0-          3,889,333
       Distribution on February 28, 1995
       of Overage Rent for the lease
       year ended December 31, 1994
       and dividend income                              -0-          3,419,301
						 ----------        -----------
						  1,944,666          7,308,634
						 ----------        -----------
 Capital                                          3,827,290          3,927,316
						 ----------        -----------
     Total liabilities and capital               $3,827,290        $ 3,927,316
						 ==========        ===========






									    4.
			 Empire State Building Associates
			Condensed Statement of Cash Flows
				  (Unaudited)




					    January 1, 1996    January 1, 1995
						    through            through
					      June 30, 1996      June 30, 1995

   Cash flows from operating activities:
     Net income                                  $1,844,640        $1,871,372
     Adjustments to reconcile net income
       to cash provided by operating
       activities:
       Amortization of leasehold                    104,234           104,234
     Change in Overage Rent due from
       Empire State Building Company,
       a related party                                  -0-            97,887
     Change in accrued supervisory
       services, to a related party                     -0-            (8,253)
     Change in deferred credit                          -0-           501,563
						 ----------        ----------

       Net cash provided by operating
	 activities                               1,948,874         2,566,803
						 ----------        ----------
   Cash flows from financing activities:
     Cash distributions                          (1,944,666)       (5,363,967)
						 ----------        ----------
       Net cash used in financing
	 activities                              (1,944,666)       (5,363,967)
						 ----------        ----------
       Net increase (decrease) in cash and
	 cash equivalants                             4,208        (2,797,164)

   Cash and cash equivalents
     beginning of period                            359,505         3,653,616
						 ----------        ----------

   Cash and cash equivalents
     end of period                               $  363,713        $  856,452
						 ==========        ==========
	 Empire State Building Associates                               5.
	 June 30, 1996





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

	 Note B - Interim Period Reporting

		   The results for the interim periods are not necessarily indicative of the results to be expected for a full year.

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

		   Registrant's partners are Peter L. Malkin, John L. Loehr and Stanley Katzman (collectively the "Partners"), each of whom also acts as an agent for holders of participations in his respective partnership interest in Registrant (the
	 "Participants").

		   The initial term of the Master Lease expired on January 5, 1992. On January 30, 1989, Registrant exercised its first of four 21-year renewal options contained in the Master Lease and extended the Master Lease through January 5, 2013. The annual rent payable under Master Lease is $1,970,000 through January 5, 2013 and $1,723,750 annually during the term of each renewal period thereafter.
	 Empire State Building Associates                               6.
	 June 30, 1996





		   The value of the Master Lease is stated at cost. To reflect Registrant's exercise of the first renewal option under the Master Lease, the estimated useful life of the Master Lease has been revised to 25 years, effective January 1, 1988, through January 5, 2013.

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

		   Overage Rent and other accumulated interest income are distributed annually after payment of any additional payments for supervisory services to Counsel (as described in Note C below). For 1995, Sublessee reported net operating loss of $139,025; therefore, there was no Overage Rent.

		   Sublessee is a New York partnership in which Peter L. Malkin is a partner. The Partners in Registrant are also members of the law firm of Wien, Malkin & Bettex, 60 East 42nd Street, New York, New York, which acts as counsel to Registrant and Sublessee ("Counsel"). See Note C below.

	 Note C - Supervisory Services

		   Registrant pays Counsel for supervisory services and disbursements (i) the basic payment of $100,000 per annum (the "Basic Payment") and (ii) an additional payment of 6% of all distributions to Participants in any year in excess of the amount representing a return of 9% per annum on their remaining cash investment in any year ("Additional Payment").

		   No remuneration was paid during the three and six month periods ended June 30, 1996 by Registrant to any of the Partners
	 as such. Pursuant to the fee arrangements described herein, Registrant paid Counsel $25,000 and $50,000, respectively, of the Basic Payment for supervisory services for the three and six month periods ended June 30, 1996, and $4,951 a month as the Additional Payment for supervisory services. The supervisory services
	 provided to Registrant by Counsel include legal, administrative
	 and financial services.  The legal and administrative services
	 Empire State Building Associates                               7.
	 June 30, 1996





	 include acting as general counsel to Registrant, maintaining all of its partnership records, performing physical inspections of the Building, reviewing insurance coverage and conducting annual partnership meetings. Financial services include monthly receipt of rent from the Sublessee, payment of monthly rent to the fee owner, payment of monthly and additional distributions to the Participants, payment of all other disbursements, confirmation of the payment of real estate taxes, and active review of financial statements submitted to Registrant by the Sublessee and financial statements audited and tax information prepared by Registrants' independent certified public accountant, and distribution of such materials to the Participants. Counsel also prepares quarterly, annual and other periodic filings with the Securities and Exchange Commission and applicable state authorities and distributes to the Participants quarterly source of distribution reports.

		   Reference is made to Note B of this Item 1 ("Note B") for a description of the terms of the Sublease between Registrant and Sublessee. The respective interests of the Partners in Registrant and in Sublessee arise solely from ownership of their respective participations in Registrant and, in the case of Mr. Malkin, his ownership of a partnership interest in Sublessee. The Partners receive no extra or special benefit not shared on a pro rata basis with all other Participants in Registrant or partners in Sublessee. However, each of the Partners, by reason of his respective interest in Counsel, is entitled to receive his pro rata share of any legal fees or other remuneration paid to Counsel for legal and supervisory services rendered to Registrant and Sublessee.

		   As of June 30, 1996, the Partners owned of record and beneficially an aggregate of $156,250 of participations in Registrant, representing less than 1% of the currently outstanding participations therein totaling $33,000,000.

		   In addition, as of June 30, 1996 certain of the Partners (or their respective spouses) held additional Participations as follows:

		   Stanley Katzman owned of record as trustee, but not beneficially, $20,000 of Participations. Mr. Katzman disclaims any beneficial ownership of such Participations.

		   Peter L. Malkin owned of record as trustee or co-trustee but not beneficially, $170,000 of Participations. Mr. Malkin disclaims any beneficial ownership of such Participations.

		   Isabel W. Malkin, the wife of Peter L. Malkin, owned of record and beneficially, $153,333 of Participations. Mr. Malkin disclaims any beneficial ownership of such Participations.
	 Empire State Building Associates                               8.
	 June 30, 1996





	 Item 2.   Management's Discussion and Analysis of
		   Financial Condition and Results of Operations

		   As stated in Note B, Registrant was organized for the purpose of acquiring the Master Lease of the Property subject to a net operating sublease held by Sublessee. Basic Rent received by Registrant is used to pay annual rent due under the Master Lease, the Basic Payment and the Additional Payment for supervisory services; the balance of such Rent is distributed to the Participants. Overage Rent and any interest and dividends accumulated thereon are distributed to the Participants after the Additional Payment is made to Counsel. See Note C of Item 1 above ("Note C"). Pursuant to the Sublease, Sublessee has assumed responsibility for the condition, operation, repair, maintenance and management of the Property. Registrant is not required to maintain substantial reserves or otherwise maintain liquid assets to defray any operating expenses of the Property.

		   Registrant does not pay dividends. During the three and six month periods ended June 30, 1996, Registrant made regular monthly distributions of $98.21 for each $10,000 participation ($1,178.52 per annum for each $10,000 participation). There are no restrictions on Registrant's present or future ability to make distributions; however, the amount of such distributions depends solely on the ability of Sublessee to make monthly payments of Basic Rent and Overage Rent to Registrant in accordance with the terms of the Sublease. Registrant expects to make distributions in the future so long as it receives the payments provided for under the Sublease. See Note B.

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

		   Total income decreased for the three and six month
	 periods ended June 30, 1996 as compared with the three and six
	 month periods ended June 30, 1995. Such decrease resulted from a decrease in dividend income earned on funds temporarily invested
	 in Fidelity U.S. Treasury Income Portfolio.  Total expenses
	 remained the same for the three-month period ended June 30, 1996
	 as compared with the three-month period ended June 30, 1995.
	 Total expenses increased for the six-month period ended June 30,
	 1996 as compared with the six-month period ended June 30, 1995.
	 Empire State Building Associates                               9.
	 June 30, 1996





	 Such increase resulted from miscellaneous expenses incurred in the six-month period ended June 30, 1996.

		   The State of New York (the "State") had asserted a utility tax deficiency of $1,528,816 against the Sublessee through December 31, 1992 in connection with electricity, water and steam charges to tenants, plus accrued interest of approximately $850,000 through March 31, 1996. The Supreme Court, New York County granted summary judgment in favor of the State, which ruling was affirmed by the Appellate Division, First Department, holding that the State utility tax applies to such rent inclusion charges. The Court of Appeals denied Sublessee's motion for permission to appeal the adverse ruling by the Appellate Division. Thus, the tax assessed by the State will be payable in accordance with a favorable settlement obtained by Wien, Malkin & Bettex under which the tax deficiency has been reduced from $1,528,816 to $979,109, representing a savings in principal of more than $500,000. Interest on the reduced principal amount will be payable in the amount of approximately $650,000 calculated through June 30, 1996. The State has tentatively agreed to payment over a period of four years, commencing August 1, 1996, in equal monthly installments of $40,000 including interest on the unpaid balance at the applicable rate. The City of New York has also asserted a utility tax deficiency of $277,125 against the Sublessee through December 31, 1994 in connection with electricity, water and steam charges to tenants plus accrued interest of approximately $72,240 through May 31, 1996. An appeal before the New York City taxing authority is pending in which Sublessee is contesting the calculation of the tax and the final outcome of the appeal cannot presently be determined.

		   The Sublessee will also be liable for additional utility taxes for periods after December 31, 1992 for New York State utility tax and for periods after December 31, 1994 for New York City utility tax. Any amounts for which the Sublessee will be liable will reduce Overage Rent payable to Associates by 50% thereof.

			   Liquidity and Capital Resources

		   There has been no significant change in Registrant's liquidity for the three and six month periods ended June 30, 1996, as compared with the three and six month periods ended June 30, 1995.

		   Assuming that the Building continues to generate an annual net profit in future years comparable to that in the current year, Registrant anticipates that the value of the Building and the Property will exceed the indicated balance sheet value at June 30, 1996.
	 Empire State Building Associates                              10.
	 June 30, 1996





		   Registrant anticipates that funds for working capital will be generated by operations of the Building by Sublessee, which entity in turn is required to make payments of Basic Rent and Overage Rent under the Sublease and, to the extent necessary, from additional capital investment by the partners in Sublessee and/or external financing. Registrant foresees no need to make material commitments for capital expenditures while the Sublease is in effect.
				      Inflation

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

	      (2)  In December 1994, Registrant received a notice of
		   default from Trump Empire State Partners ("Trump"). The Trump default notice to Registrant claims that
		   Registrant is in violation of the Master Lease because
	 Empire State Building Associates                              11.
	 June 30, 1996





		   of extensive work which Sublessee has undertaken as part of an improvement program that commenced before Trump reportedly acquired its interest in the Property in 1994. Trump's notice also complains that the Building is in need of repairs.

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

		   On February 15, 1995, Trump filed an action against Registrant, Sublessee, Counsel, Harry B. Helmsley, Helmsley-Spear, Inc. (the management company of the Building engaged by Sublessee), and the Partners in New York State Supreme Court, alleging that the notice of default is valid and seeking damages and related relief based thereon. The defendants intend to defend against Trump's action and seek its dismissal. Counsel believes that Registrant and Sublessee should prevail in their actions against Trump, and that Trump's action should be dismissed.

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

	 Item 4.   Submission of Matters to a Vote of Security Holders

		   During the fiscal quarter ended June 30, 1996,
	 Registrant did not submit any matter to a vote by the Participants through the solicitation of proxies or otherwise.
	 Empire State Building Associates                              12.
	 June 30, 1996





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

		   The Sublessee anticipates that the costs of improvements to be incurred will result in reductions in Overage Rent during the years from 1996 through 1999, but should have no effect on the payment of Basic Rent in those years.

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

	 Item 6.   Exhibits and Reports on Form 8-K

		   (a) The exhibit hereto is being incorporated by reference.

		   (b) Registrant has not filed any report on Form 8-K during the quarter for which this report is being filed.
	 Empire State Building Associates                               13.
	 June 30, 1996





				     SIGNATURES

		   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

		   The individual signing this report on behalf of Registrant is Attorney-in-Fact for Registrant and each of the Partners in Registrant, pursuant to a Power of Attorney, dated August 6, 1996 (the "Power").



	 EMPIRE STATE BUILDING ASSOCIATES
	 (Registrant)



	 By:  /s/ Stanley Katzman
	      Stanley Katzman, Attorney-in-Fact*


	 Date:  August 14, 1996


		   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the undersigned as Attorney-in-Fact for each of the Partners in Registrant, pursuant to the Power, on behalf of Registrant and as a Partner in Registrant, on the date indicated.


	 By:  /s/ Stanley Katzman
	      Stanley Katzman, Attorney-in-Fact*


	 Date:  August 14, 1996










	 ______________________
	    *  Mr. Katzman supervises accounting functions for Registrant
	 Empire State Building Associates                               14.
	 June 30, 1996





				    EXHIBIT INDEX


	    Number                   Document                      Page*


	    25 Power of Attorney dated August 6, 1996 between Stanley Katzman, Peter L. Malkin and John L. Loehr as Partners of Registrant and Stanley Katzman and Richard A. Shapiro.





































	 ______________________
	 *    Page references are based on sequential numbering system.