Form 10-Q
period 1996-09-30
EMPIRE STATE BUILDING ASSOCIATES
filed 1996-11-14
CIK 32776

FORM 10-Q

			 SECURITIES AND EXCHANGE COMMISSION
			       Washington, D.C. 20549


	 [x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
			   SECURITIES EXCHANGE ACT OF 1934

	 For the quarterly period ended September 30, 1996

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


		An Exhibit Index is located on Page 15 of this Report.
	       Number of pages (including exhibits) in this filing: 15

									 2.

			  PART I.  FINANCIAL INFORMATION


	 Item 1.  Financial Statements.

			  Empire State Building Associates
			    Condensed Statement of Income
				     (Unaudited)

				  For the Three Months    For the Nine Months
				   Ended September 30,    Ended September 30,
				     1996        1995        1996       1995

 Income:

   Rent income, from a related
     party (Note B)               $1,504,688 $1,504,688  $4,514,063  $4,514,063
   Dividend income                     2,090      2,589       6,345      33,528
				  ---------- ----------  ----------  ----------
       Total income                1,506,778  1,507,277   4,520,408   4,547,591
				  ---------- ----------  ----------  ----------
 Expenses:

   Leasehold rent                    492,500    492,500   1,477,500   1,477,500
   Supervisory services, to a
     related party (Note C)           39,854     39,854     119,563     119,563
   Amortization of leasehold          52,117     52,117     156,351     156,351
   Miscellaneous                         -0-        -0-          47         -0-
				  ---------- ----------  ----------  ----------
       Total expenses                584,471    584,471   1,753,461   1,753,414
				  ---------- ----------  ----------  ----------
 Net income                       $  922,307 $  922,806  $2,766,947  $2,794,177
				  ========== ==========  ==========  ==========
 Earnings per $10,000 partici-
   pation unit, based on 3,300
   participation units out-
   standing during the year       $   279.49 $   279.64  $   838.47  $   846.72
				  ========== ==========  ==========  ==========

   Distributions per $10,000
     participation consisted
     of the following:
    Income                        $  279.49  $   279.64  $   838.47  $   846.72
    Return of capital                 15.16       15.01       45.47    1,073.37
				  ---------  ----------  ----------  ----------
	Total distributions       $  294.65  $   294.65  $   883.94  $ 1,920.09
				  =========  ==========  ==========  ==========

	At September 30, 1996 and 1995, there were $33,000,000 of participations outstanding.

			 Empire State Building Associates
			      Condensed Balance Sheet
				 (Unaudited)                                  3.


 Assets                                  September 30, 1996  December 31, 1995
 Current assets
   Cash                                          $  867,366         $  359,505
   Prepaid rent                                      23,831             23,831
						 ----------         ----------
       Total current assets                         891,197            383,336

 Real Estate
   Leasehold on Empire State Building            39,000,000         39,000,000
     Less, allowance for amortization            35,612,371         35,456,020
						 ----------         ----------
						  3,387,629          3,543,980
						 ----------         ----------
       Total assets                              $4,278,826         $3,927,316
						 ==========         ==========

 Liabilities and Capital
   Current liabilities
     Deferred credit                             $  501,563         $      -0-
						 ----------         ----------

       Total current liabilities                    501,563                -0-
						 ----------         ----------

 Capital
   Capital January 1,                             3,927,316          7,519,530
   Add, Net income:
     January 1, 1996 through September 30, 1996   2,766,947
     January 1, 1995 through December 31, 1995                       3,716,420
						 ----------        -----------
						  6,694,263         11,235,950
   Less, Distributions:
     Monthly distributions,
       January 1, 1996 through September 30, 1996 2,917,000
       January 1, 1995 through December 31, 1995                     3,889,333
       Distribution on February 28, 1995 of
	 Overage Rent for the lease year ended
	 December 31, 1994 and dividend income                       3,419,301
						 ----------        -----------
						  2,917,000          7,308,634
						 ----------        -----------
 Capital                                          3,777,263          3,927,316
						 ----------        -----------
     Total liabilities and capital               $4,278,826        $ 3,927,316
						 ==========        ===========

									4.
			 Empire State Building Associates
			Condensed Statement of Cash Flows
				  (Unaudited)




					   January 1, 1996     January 1, 1995
						   through             through
					September 30, 1996  September 30, 1995

   Cash flows from operating activities:
     Net income                                $2,766,947          $2,794,177
     Adjustments to reconcile net income
       to cash provided by operating
       activities:
       Amortization of leasehold                  156,351             156,351
     Change in Overage Rent due from
       Empire State Building Company,
       a related party                                -0-              97,887
     Change in accrued supervisory
       services, to a related party                   -0-              (8,253)
     Change in deferred credit                    501,563                 -0-
					       ----------          ----------

       Net cash provided by operating
	 activities                             3,424,861           3,040,162
					       ----------          ----------
   Cash flows from financing activities:
     Cash distributions                        (2,917,000)         (6,336,301)
					       ----------          ----------
       Net cash used in financing
	 activities                            (2,917,000)         (6,336,301)
					       ----------          ----------
       Net increase (decrease) in cash and
	 cash equivalants                         507,861          (3,296,139)

   Cash and cash equivalents
     beginning of period                          359,505           3,653,616
					       ----------          ----------

   Cash and cash equivalents
     end of period                             $  867,366          $  357,477
					       ==========          ==========
	 Empire State Building Associates                               5.
	 September 30, 1996




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

		   The initial term of the Master Lease expired on January 5, 1992. On January 30, 1989, Registrant exercised its first of four 21-year renewal options contained in the Master Lease and extended the Master Lease through January 5, 2013. The annual rent payable under Master Lease is $1,970,000 through January 5, 2013 and $1,723,750 annually during the term of each renewal period thereafter.
	 Empire State Building Associates                               6.
	 September 30, 1996



		   The value of the Master Lease is stated at cost. To reflect Registrant's exercise of the first renewal option under the Master Lease, the estimated useful life of the Master Lease has been revised to 25 years, effective January 1, 1988, through January 5, 2013.

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

		   Overage Rent and other accumulated interest and dividend income are distributed annually after payment of any additional payments for supervisory services to Counsel (as described in Note C below).
	 For 1995, Sublessee reported net operating loss of $139,025; therefore, there was no Overage Rent.

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

		   No remuneration was paid during the three and nine month periods ended September 30, 1996 by Registrant to any of the Part-ners as such. Pursuant to the fee arrangements described herein, Registrant paid Counsel $25,000 and $75,000, respectively, of the Basic Payment for supervisory services for the three and nine month periods ended September 30, 1996, and $4,951 a month as the Additional Payment for supervisory services. The supervisory services provided to Registrant by Counsel include legal, administrative and financial services. The legal and
	 Empire State Building Associates                               7.
	 September 30, 1996



	 administrative services include acting as general counsel to Registrant, maintaining all of its partnership records, performing physical inspections of the Building, reviewing insurance coverage and conducting annual partnership meetings. Financial services include monthly receipt of rent from the Sublessee, payment of monthly rent to the fee owner, payment of monthly and additional distributions to the Participants, payment of all other disbursements, confirmation of the payment of real estate taxes, and active review of financial statements submitted to Registrant by the Sublessee and financial statements audited by and tax information prepared by Registrants' independent certified public accountant, and distribution of such materials to the Participants. Counsel also prepares quarterly, annual and other periodic filings with the Securities and Exchange Commission and applicable state authorities and distributes to the Participants quarterly source of distribution reports.

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

		   As of September 30, 1996, the Partners owned of record and beneficially an aggregate of $186,250 of participations in Registrant, representing less than 1% of the currently outstanding participations therein totaling $33,000,000.

		   In addition, as of September 30, 1996 certain of the Partners (or their respective spouses) held additional
	 Participations as follows:

		   Stanley Katzman owned of record as trustee, but not beneficially, $20,000 of Participations. Mr. Katzman disclaims any beneficial ownership of such Participations.

		   Peter L. Malkin owned of record as trustee or co-trustee, but not beneficially, $170,000 of Participations. Mr. Malkin disclaims any beneficial ownership of such Participations.

		   Isabel W. Malkin, the wife of Peter L. Malkin, owned of record and beneficially $153,333 of Participations. Mr. Malkin disclaims any beneficial ownership of such Participations.
	 Empire State Building Associates                               8.
	 September 30, 1996




	 Item 2.   Management's Discussion and Analysis of
		   Financial Condition and Results of Operations

		   As stated in Note B, Registrant was organized for the purpose of acquiring the Master Lease of the Property subject to the Sublease. Basic Rent received by Registrant is used to pay annual rent due under the Master Lease, the Basic Payment and the Additional Payment for supervisory services; the balance of such Rent is distributed to the Participants. Overage Rent and any interest and dividends accumulated thereon are distributed to the Participants after the Additional Payment is made to Counsel. See Note C of Item 1 above. Pursuant to the Sublease, Sublessee has assumed responsibility for the condition, operation, repair, maintenance and management of the Property. Registrant is not required to maintain substantial reserves or otherwise maintain liquid assets to defray any operating expenses of the Property.

		   Registrant does not pay dividends. During the three and nine month periods ended September 30, 1996, Registrant made regular monthly distributions of $98.21 for each $10,000 par-ticipation ($1,178.52 per annum for each $10,000 participation). There are no restrictions on Registrant's present or future ability to make distributions; however, the amount of such distributions depends solely on the ability of Sublessee to make payments of Basic Rent and Overage Rent to Registrant in accordance with the terms of the Sublease. Registrant expects to make distributions in the future so long as it receives the payments provided for under the Sublease. See Note B.

		   Registrant's results of operations are affected primarily by the amount of rent payable to it under the Sublease. The amount of Overage Rent payable to Registrant is affected by
	 (i) the New York City economy and real estate rental market and
	 (ii) the cost of the Property improvement program described herein under Other Information. It is anticipated that the improvement program to the Building, which commenced in 1990, will negatively impact Overage Rent in 1996 through 1999. It is difficult for management to forecast whether the New York City real estate market will improve over the next few years.

		   Total income decreased for the three and nine month
	 periods ended September 30, 1996 as compared with the three and
	 nine month periods ended September 30, 1995.  Such decrease
	 resulted from a decrease in dividend income earned on funds temporarily invested in Fidelity U.S. Treasury Income Portfolio. Total expenses remained the same for the three-month period ended September 30, 1996 as compared with the three-month period ended September 30, 1995. Total expenses increased for the nine-month period ended September 30, 1996 as compared with the nine-month
	 Empire State Building Associates                               9.
	 September 30, 1996




	 period ended September 30, 1995. Such increase resulted from miscellaneous expenses incurred in the nine-month period ended September 30, 1996.

		   The State of New York (the "State") had asserted a utility tax deficiency of $1,528,816 against Sublessee through December 31, 1992 in connection with rent-included electricity, water and steam charges to tenants, plus accrued interest of approximately $850,000 through March 31, 1996. The Supreme Court, New York County granted summary judgment in favor of the State, which ruling was affirmed by the Appellate Division, First Department, holding that the State utility tax applies to such rent inclusion charges. The Court of Appeals denied Sublessee's motion for permission to appeal the adverse ruling by the Appellate Division. Thus, the tax assessed by the State will be payable in accordance with a settlement obtained by Wien, Malkin & Bettex under which the tax deficiency has been reduced from $1,528,816 to $979,109, representing a savings in principal of more than $500,000. Interest on the reduced principal amount will be payable in the amount of approximately $605,000 calculated through July 31, 1996. The State has tentatively agreed to payment over a period of four years, commencing August 1, 1996, in equal monthly installments of $40,000 including interest on the unpaid balance at the applicable rate. The City of New York has also asserted a utility tax deficiency of $277,125 against Sublessee through December 31, 1994 in connection with rent-included electricity, water and steam charges to tenants, plus accrued interest of approximately $72,240 through May 31, 1996. An appeal before the New York City taxing authority is pending in which Sublessee is contesting the calculation of the tax, and the final outcome of the appeal cannot presently be determined.

		   Sublessee will also be liable for additional utility taxes for periods after December 31, 1992 for New York State utility tax and for periods after December 31, 1994 for New York City utility tax. Any amounts for which Sublessee will be liable will reduce Overage Rent payable to Associates by 50% thereof.

			   Liquidity and Capital Resources

		   There has been no significant change in Registrant's liquidity for the three and nine month periods ended September 30, 1996, as compared with the three and nine month periods ended September 30, 1995.

		   Assuming that the Building continues to generate an annual net profit in future years comparable to that in the current year, Registrant anticipates that the value of the Building and the Property will exceed the indicated balance sheet value at September 30, 1996.
	 Empire State Building Associates                              10.
	 September 30, 1996





		   Registrant anticipates that funds for working capital will be generated by operations of the Building by Sublessee, which entity in turn is required to make payments of Basic Rent and Overage Rent under the Sublease and, to the extent necessary, from additional capital investment by the partners in Sublessee and/or external financing. Registrant foresees no need to make material commitments for capital expenditures while the Sublease is in effect.
				      Inflation

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

			     PART II.  OTHER INFORMATION

	 Item 1.   Legal Proceedings

		   The Property of Registrant is the subject of the following pending litigation:

	      (1) On October 21, 1991, the holder of a $20,000 original participation in Registrant brought suit in New York Supreme Court, New York County against the Registrant; the Partners; Sublessee; Harry B. Helmsley, a partner in Sublessee; and Counsel. Registrant is a nominal defendant. The suit claims that the defendants have engaged in breaches of fiduciary duty and acts of self-dealing in relation to the Partners' solicitation of consents and authorizations of the participants in Registrant in September 1991 and in relation to other unrelated acts of the Partners and Sublessee. The suit is styled as a class action, but the Court has ruled that class certification shall not be granted. The suit seeks relief including an injunction and an accounting. On January 10, 1992, all defendants answered the complaint and denied all material allegations of liability and damage. The complaint does not seek any relief against Registrant, and accordingly, Registrant's counsel is of the opinion that no loss or other unfavorable outcome of the action against Registrant is anticipated. The action has been dismissed against Sublessee and Mr. Helmsley. In June, 1996, plaintiff applied for partial summary judgment. In September, 1996, defendants applied for summary judgment and dismissal of the action in its entirety. Both of those applications are pending before the Court.
	 Empire State Building Associates                              11.
	 September 30, 1996




	      (2) In December 1994, Registrant received a notice of default from Trump. The Trump default notice to Registrant claims that Registrant is in violation of the Master Lease because of extensive work which Sublessee has undertaken as part of an improvement program that commenced before Trump reportedly acquired its interest in the Property in 1994. Trump's notice also complains that the Building is in need of repairs.

		   On February 14, 1995, Registrant and Sublessee filed an action in New York State Supreme Court against Trump for a declaratory judgment that none of the matters set forth in the notice of default constitutes a violation of the Master Lease or Sublease, and that the notice of default is entirely without merit. Registrant's and Sublessee's suit also seeks an injunction to prevent Trump from implementing the notice of default. On
		   March 24, 1995, the New York State Supreme Court in the foregoing action granted Registrant a preliminary injunction against Trump. The injunction prohibits Trump from acting on its notice of default to Registrant, at any time, pending the prosecution of claims by Registrant and Sublessee for a final judgment granting a permanent injunction and other relief against the Trump defendants. On April 8, 1996, the Court granted Registrant additional injunctions against Trump, which further prohibit Trump from seeking to terminate Registrant's Master Lease. On August 19, 1996, the Court denied a motion by Trump to set aside the injunction granted in favor of Registrant and against Trump on March 24, 1995. The court has directed the parties in the foregoing action to proceed with pretrial discovery.

		   On February 15, 1995, Trump filed an action against Registrant, Sublessee, Counsel, Harry B. Helmsley, Helmsley-Spear, Inc. (the management company of the Building engaged by Sublessee), and the Partners in New York State Supreme Court, alleging that the notice of default is valid and seeking damages and related relief based thereon. On October 24, 1996, the Court dismissed all of Trump's claims in their entirety as against Registrant and all other defendants in the foregoing action.

		   In May 1995, Registrant and Sublessee filed a separate legal action against Trump and various affiliated
		   persons for breach of the Master Lease and Sublease and for disparagement of the Property in violation of Registrant's and Sublessee's leasehold rights. This action sought money damages and related relief. The
	 Empire State Building Associates                              12.
	 September 30, 1996




		   action was amended to include additional claims by Registrant and Sublessee seeking a declaratory judgment that they may act as an owner of the Property for purposes of making applications and related activities pursuant to the New York City Building Code. Trump moved to dismiss the claims concerning the Building Code. By decision and order of October 24, 1996, the Court rejected Trump's motion and sustained Registrant's and Sublessee's claims concerning the parties who may act as owner of the Property under the Building Code. The Court directed that the claims should proceed to trial. At the same time, the Court dismissed Registrant's and Sublessee's claims against Trump and co-defendants for money damages. Registrant and Sublessee will notice an appeal of that portion of the Court's order dismissing their claims for money damages.

	 Item 4.   Submission of Matters to a Vote of Security Holders

		   During the fiscal quarter ended September 30, 1996, Registrant did not submit any matter to a vote by the Participants through the solicitation of proxies or otherwise.

	 Item 5.   Other Information

		   The Sublessee maintains the Building as a high-class office building as required by the terms of the Sublease.

		   In 1990, Sublessee commenced its latest improvement program which is estimated to be completed in 1997 at a total cost in excess of $60,000,000. Under this program, approximately 6,400 windows are being replaced and this portion of the program is completed. In addition, the elevators have been upgraded through installation of a computerized control system and replacement of all electrical and mechanical equipment. The elevator modernization program has increased elevator speed from 800 to 950 feet per minute to 1200 feet per minute. Also included is water-proofing the Building's exterior, resetting and repairing the limestone facade, upgrading the Building's security system, upgrading and replacing the Building's fire safety system and making substantial further improvement to the air-conditioning, domestic pump and water systems, waterproofing the mooring mast and installing a new observation deck ticket office.

		   Sublessee anticipates that the costs of improvements to be incurred will reduce or eliminate Overage Rent during the years from 1996 through 1999, but should have no effect on the payment of Basic Rent in those years.
	 Empire State Building Associates                              13.
	 September 30, 1996




		   Under Sublessee's management, the Building recently won three awards from the Building Owners and Management Association ("BOMA") (BOMA/NY Award 1989; BOMA Middle Atlantic Region Award 1990/91 and the BOMA International Award for excellence 1992/93). The New York Landmarks Conservancy recently awarded a Merit Citation to the Building. In 1994, Metaloptics recognized the Building for excellence in lighting efficiency. In December 1994, Energy User News, a national publication, awarded a Certificate of Merit in the lighting category for excellence and innovation in energy efficiency and management of the Building.

	 Item 6.   Exhibits and Reports on Form 8-K

		   (a)  The exhibit hereto is incorporated by reference.

		   (b) Registrant has not filed any report on Form 8-K during the quarter for which this report is being filed.

  Empire State Building Associates                               14.
	 September 30, 1996




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



	 Date:  November 13, 1996


		   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the undersigned as Attorney-in-Fact for each of the Partners in Registrant, pursuant to the Power, on behalf of Registrant and as a Partner in Registrant, on the date indicated.


	 By:  /s/ Stanley Katzman
	      Stanley Katzman, Attorney-in-Fact*


	 Date:  November 13, 1996










	 ______________________
	    * Mr. Katzman supervises accounting functions for Registrant.


	 Empire State Building Associates                               15.
	 September 30, 1996





				    EXHIBIT INDEX


	    Number                   Document                      Page*


	    25 Power of Attorney dated August 6, 1996 between Stanley Katzman, Peter L. Malkin and John L. Loehr as Partners of Registrant and Stanley Katzman and Richard A. Shapiro.



































	 ______________________
	 *    Page references are based on sequential numbering system.