Form 10-K
period 1996-12-31
EMPIRE STATE BUILDING ASSOCIATES
filed 1997-04-14
CIK 32776

FORM 10-K
                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                         THE SECURITIES EXCHANGE ACT OF 1934
         For the fiscal year ended December 31, 1996

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

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ___

         An Exhibit Index is located on pages 33 through 34 of this report. Number of pages (including exhibits) in this filing: 36



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

                   Registrant's partners are Stanley Katzman, John L. Loehr and Peter L. Malkin (individually, a "Partner" and, collectively, the "Partners") each of whom also acts as an agent for holders of participations in their respective partnership interests in Registrant (each holder of a participation, individually, a "Participant" and, collectively, the "Participants").

                   Sublessee is a partnership in which Peter L. Malkin is a partner. The Partners in Registrant are also members of the law firm of Wien & Malkin LLP, 60 East 42nd Street, New York, New York, counsel to Registrant and to Sublessee (the "Counsel"). See Items 10, 11, 12 and 13 hereof for a description of the ongoing services rendered by, and compensation paid to, Counsel and for a discussion of certain relationships which may pose potential conflicts of interest among Registrant, Sublessee and certain of their respective affiliates.

                   As of December 31, 1996, the Building was 87% occupied by approximately 730 tenants who engage in various businesses, including the practice of law and accounting, ladies' and men's apparel, and ladies' and men's shoes. Registrant does not maintain a full-time staff. See Item 2 hereof for additional information concerning the Property.

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

                   Overage Rent income is recognized when earned from the Sublessee, at the close of the year ending December 31; such income is not determinable until the Sublessee, pursuant to the Sublease, renders to Registrant a certified report on the Sublessee's operation of the Property. The Sublease requires that this report be delivered to Registrant annually within 60 days after the end of each such fiscal year. Accordingly, all Overage Rent income and certain supervisory services expense are reflected in the fourth quarter of each year. The Sublease does not provide for the Sublessee to render interim reports to Registrant. See
         Note 3 of Notes to Financial Statements filed under Item 8 hereof (the "Notes") regarding Overage Rent payments by Sublessee for the fiscal years ended December 31, 1996, 1995 and 1994. There was no Overage Rent paid for the year ended December 31, 1996.

                   (c)  Competition

                   Pursuant to tenant space leases at the Building, the average annual base rental payable to Sublessee is approximately $29 per square foot (exclusive of electricity charges and escalation) which is at market level as compared to the average rental rates charged by office buildings offering comparable space in the immediate vicinity. This is primarily due to a demand for office space in a building which is considered to have a unique reputation and a prime location in midtown Manhattan. The Building is the only major office building in the Fifth Avenue area between 23rd and 34th Streets. Registrant has been advised that the average rental rate is approximately $23.50 per square foot at both 358 Fifth Avenue and 362 Fifth Avenue, which are neighboring office buildings (containing 12 and 14 stories, respectively) containing upgraded standard installations, but lacking comparable views and window space. The average rental rate at 3 Park Avenue, which contains approximately 35 stories and is only fifteen years old, is approximately $28.50 per square foot, and the average rental rate at 1350 Broadway, which contains 37 stories, is approximately $22 per square foot. Most of these buildings are about the same age as the Building.

                   In the overall rental market for commercial space in Manhattan, rents range from approximately $50 per square foot for prime office space to approximately $12 per square foot in less developed industrial and/or secondary commercial areas. Accordingly, rents at the Building may be considered competitive for prime office space in midtown Manhattan, given the relative condition of surrounding buildings and the nature of services, amenities and office space offered by them as compared to the Building.

                   (d)  Tenant Leases

                   Sublessee operates the Building free from any federal, state or local government restrictions involving rent control or other similar rent regulations which may be imposed upon residential real estate in Manhattan. Any increase or decrease in the amount of rent payable by a tenant is governed by the provisions of the tenant's lease.


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


         Item 3.   Legal Proceedings.

                   The Property of Registrant is the subject of the following pending litigation:

                   Studley v. Empire State Building Associates: This action was filed in October 1991, in New York Supreme Court. Plaintiff holds a $20,000 original participation in Associates. The defendants are the partner Agents of Associates and Wien, Malkin & Bettex (now Wien & Malkin LLP). Plaintiff has claimed that defendants have committed breaches of fiduciary duty in connection with a solicitation of consents of participants in Associates in September, 1991, and in respect to other matters affecting Associates. Motions by plaintiff and defendants for summary judgment are pending.

                   Proceedings Involving Trump Empire State Partners: In December 1994, Associates received a notice of default from Trump Empire State Partners ("Trump"). The Trump default notice to Associates claims that Associates is in violation of its master lease because of extensive work which Company has undertaken as part of an improvement program that commenced before Trump reportedly acquired its interest in the property in 1994. Trump's notice also complains that the building is in need of repairs. On February 14, 1995, Associates and Company filed an action in New York State Supreme Court against Trump and a related entity for a declaratory judgment that none of the matters set forth in the notice of default constitutes a violation of the master lease or sublease, and that the notice of default is entirely without merit. Associates' and Company's suit also seeks an injunction to prevent Trump from implementing the notice of default. On March 24, 1995, the Court granted Associates a preliminary injunction against Trump. The injunction prohibits Trump from acting on its notice of default to Associates, at any time, pending the prosecution of claims by Associates and Company for a final declaratory judgment and an injunction and other relief against the Trump defendants.

                   On February 15, 1995, Trump filed an action against Associates, Company, Counsel, Harry B. Helmsley, Helmsley-Spear, Inc., and the Agents for Associates in New York Supreme Court, alleging that the notice of default is valid and seeking damages and related relief based thereon. On October 24, 1996, the Court dismissed all of Trump's claims in their entirety against all defendants in the action. Trump has appealed this dismissal.

                   In May 1995, Associates and Company filed a separate legal action against Trump and various affiliated persons for breach of the Master Lease and Sublease and for disparagement of the Property in violation of Associates' and Company's leasehold rights. The action was amended to include additional claims by Associates and Company seeking a declaratory judgment that they may act as an owner of the Property for purposes of making applications and related activities pursuant to the New York City Building Code. By decision and order dated October 24, 1996, the Court sustained Associates' and Company's claims concerning the parties who may act as owner of the property under the Building Code. The Court directed that the remaining claims should proceed to trial. At the same time, the Court dismissed Associates' and Company's claims against Trump and co-defendants for money damages. Associates and Company have taken an appeal from that portion of the Court's order dismissing their claims for money damages.

         Item 4.   Submission of Matters to a Vote of Participants.

                   During the fourth quarter of the fiscal year ended December 31, 1996, Registrant did not submit any matter to a vote by the Participants through the solicitation of proxies or otherwise.

                                       PART II

         Item 5.   Market for Registrant's Common Equity
                   and Related Security Holder Matters.

                   Registrant is a partnership organized pursuant to a partnership agreement dated as of July 11, 1961.

                   Registrant has not issued any common stock. The securi-ties registered by it under the Securities Exchange Act of 1934, as amended, consist of participations in the partnership interests of the Partners in Registrant (the "Participations") and are not shares of common stock nor their equivalent. The Participations represent each Participant's fractional share in a Partner's undivided interest in Registrant and are divided approximately equally among the Partners. A full unit of the Participations was offered originally at a purchase price of $10,000; fractional units were also offered at proportionate purchase prices. Registrant has not repurchased Participations in the past and is not likely to change that policy in the future.

                   (a) The Participations neither are traded on an established securities market nor are readily tradable on a secondary market or the substantial equivalent thereof. Based on Registrant's transfer records, Participations are sold by the holders thereof from time to time in privately negotiated transactions and, in many instances, Registrant is not aware of the prices at which such transactions occur. During the past year there were 202 transfers. In 27 instances, the indicated purchase price was equal to 1.5 times the face amount of the participation transferred, i.e., $15,000 for a $10,000 participation. In two instances, the indicated purchase price was equal to two times the face amount of the Participation transferred. In one instance, the purchase price was equal to 1.7 times the face amount of the participation transferred. In one instance, the purchase price was equal to 1.335 times the face amount of the participation transferred. In all other cases, no consideration was indicated.

                   (b) As of December 31, 1996, there were 2,641 holders of Participations of record.

                   (c) Registrant does not pay dividends. During the year ended December 31, 1996, Registrant made regular monthly distributions of $98.21 for each $10,000 Participation. There was no Overage Rent payable for the year ended December 31, 1996. See
         Item 1 hereof. There are no restrictions on Registrant's present or future ability to make distributions; however, the amount of such distributions, particularly distributions of Overage Rent, depends solely on Sublessee's ability to make payments of Basic Rent and Overage Rent to Registrant. See Item 1 hereof. Registrant expects to make distributions in the future so long as it receives the payments provided for under the Sublease. See
         Item 7 hereof.

Item 6.
                             EMPIRE STATE BUILDING ASSOCIATES


                                  SELECTED FINANCIAL DATA

                                              Year ended December 31,

                              1996         1995        1994         1993         1992
Basic rent income........  $6,018,750   $6,018,750   $6,018,750  $ 6,018,750  $ 6,018,750
Overage rent income......           0            0    3,597,887    7,712,818   13,003,357
Dividend income..........       8,647       35,556       39,667       60,657      118,082

   Total revenues........  $6,027,397    6,054,306   $9,656,304  $13,792,225  $19,140,189


Net income................ $3,689,511   $3,716,420   $7,100,005  $10,987,930  $15,996,866


Earnings per $10,000
 participation unit,
 based on 3,300
 participation units
 outstanding during
 the year................. $    1,118   $    1,126   $    2,152  $     3,330  $     4,848


Total assets.............. $3,727,494   $3,927,316   $7,527,783  $11,620,333  $16,858,766


Long-term obligations..... $    -0-     $    -0-     $    -0-    $     -0-    $     -0-


Distributions per $10,000
 participation unit, based
 on 3,300 participation
 units outstanding
 during the year:
   Income................. $    1,118  $    1,126   $    2,152  $     3,330   $     4,848
   Return of capital......         61       1,089        1,241        1,586           935

   Total distributions.... $    1,179  $    2,215   $    3,393  $     4,916   $     5,783

         Item 7.   Management's Discussion and Analysis of
                   Financial Condition and Results of Operations.

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

                   Registrant's results of operations are affected primarily by the amount of rent payable to it under the Sublease. The amount of Overage Rent payable to Registrant is affected by
         (i) the cycles in the New York City economy and real estate rental market and (ii) the cost of the Property improvement program described herein under Other Information. It is anticipated that the improvement program will negatively impact Overage Rent in 1997. It is difficult for management to forecast whether the New York City real estate market will improve or deteriorate over the next few years.

                   A decrease as compared with a prior year or the absence of Overage Rent results in a reduction as against such prior year in the dollar amount of distributions made to the Participants and a reduction in the expenditure for supervisory services. Reductions in the amount of Overage Rent paid to Registrant in the future will not have any other impact on Registrant. See paragraph 1 of Item 7 hereof and Notes 3, 4, 5, and 7 of the Notes.

                   The following summarizes the material factors affecting Registrant's results of operations for the three preceding years:

         (a) Total income decreased for the year ended December 31, 1996 as compared with the year ended December 31, 1995 because of the reduction in dividend income earned. Total income decreased for the year ended December 31, 1995 as compared with the year ended December 31, 1994 primarily because no Overage Rent was received by Registrant for the year 1995. See Note 3 of the Notes.

         (b) Total expenses were the same for the years ended December 31, 1996 and December 31, 1995. Total expenses decreased for the year ended December 31, 1995 as compared with the year ended December 31, 1994. Such decrease resulted from a decrease in the additional payment for supervisory services payable to Counsel by reason of the fact that no Overage Rent was received by Registrant for the year ended December 31, 1995. See Notes 3 and 5 of the Notes.

                   The State of New York has asserted utility tax deficiencies through December 31, 1992 in connection with water, steam and non-metered electricity rent inclusion charges to tenants, plus estimated accrued interest of $797,713. The Supreme Court, New York County, granted summary judgment in favor of the State, holding that the State utility tax applies to such rent inclusion charges. The ruling was affirmed by the Appellate Division. Sublessee sought permission to appeal the Appellate Division's decision and order to the Court of Appeals. The Court of Appeals denied Sublessee's motion. In May, 1996, Sublessee entered into a settlement agreement with the State. Pursuant to the terms of the settlement agreement, Sublessee agreed to pay the State's assessed tax in the sum of $979,109, plus interest of approximately $605,000 through July 31, 1996. The State has tentatively agreed to payment of the aforesaid liability over a period of four years, commencing August, 1996, in equal monthly installments of $40,000, including interest on the unpaid balance at the statutory rate. Installment payments to the State of $40,000 per month have been made by Sublessee commencing on August 1, 1996. It is anticipated that New York State will seek to impose liability on Sublessee for State utility tax for periods after December 31, 1992. The amount of such additional tax has yet to be determined.

                   The City of New York has asserted a utility tax deficiency in the amount of $277,125 against Sublessee, through December 31, 1994, in connection with water, steam and non-metered electricity rent inclusion charges to tenants, plus accrued interest of approximately $90,000 through December 31, 1996. Sublessee is contesting the calculation of the City's proposed utility tax deficiency before the New York City Tax Appeals Tribunal. The final outcome of Sublessee's appeal cannot presently be determined. It is anticipated that New York City will seek to impose liability on Sublessee for additional New York City utility tax for periods after December 31, 1994. The amount of such additional tax has yet to be determined.

                           Liquidity and Capital Resources

                   There has been no significant change in Registrant's liquidity or capital resources for the fiscal year ended December 31, 1996 as compared with the fiscal year ended December 31, 1995.

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

                   In 1990, the Sublessee commenced its latest improvement program which is estimated to be completed in 1997 at a total cost in excess of $60,000,000. Under this program, approximately 6,400 windows are being replaced and this portion of the program is completed. In addition, the elevators have been upgraded through installation of a computerized control system and the replacement of all electrical and mechanical equipment. The elevator modernization program has increased elevator speed from 800 to 950 feet per minute to 1200 feet per minute. Also included is water-proofing the Building's exterior, resetting and repairing the limestone facade, upgrading the Building's security system, upgrading and replacing the Building's fire safety system and making substantial further improvement to the air-conditioning, domestic pump and water systems, waterproofing the mooring mast and installing a new observation ticket office.

                   The Sublessee anticipates that the costs of improvements to be incurred will result in a reduction in Overage Rent during 1997, but should have no effect on the payment of Basic Rent in that year.

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

                                      PART III

         Item 10.  Directors and Executive Officers of Registrant.

                   Registrant has no directors or officers or any other centralization of management. There is no specific term of office for any Partner. The table below sets forth as to each Partner as of December 31, 1996 the following: name, age, nature of any family relationship with any other Partner, business experience during the past five years and principal occupation and employment during such period, including the name and principal business of any corporation or any organization in which such occupation and employment was carried on and the date such individual became a
         Partner:

                                                       Principal      Date
                        Nature of                      Occupation     Individual
                        Family        Business         and            became
 Name              Age  Relationship  Experience       Employment     Partner

 Stanley Katzman   64      None       Attorney-at-Law  Senior Partner    1996
                                                       Wien & Malkin
                                                       LLP,
                                                       Counsellors-
                                                       at-Law

 John L. Loehr     60      None       Attorney-at-Law  Senior Partner    1996
                                                       Wien & Malkin
                                                       LLP,
                                                       Counsellors-
                                                       at-Law

 Peter L. Malkin   63      None       Attorney-at-Law  Senior Partner    1961
                                                       Wien & Malkin
                                                       LLP,
                                                       Counsellors-
                                                       at-Law


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

                   Stanley Katzman is a joint venturer in 250 West 57th St. Associates and Navarre-500 Building Associates; and a general partner in Garment Capitol Associates and 60 East 42nd St. Associates.

                   John L. Loehr is a general partner in Garment Capitol Associates and 60 East 42nd St. Associates.

                   Peter L. Malkin is a joint venturer in 250 West 57th St. Associates and Navarre-500 Building Associates and a general partner in Garment Capitol Associates and 60 East 42nd St. Associates.

         Item 11.  Executive Compensation.

                   As stated in Item 10 hereof, Registrant has no directors or officers or any other centralization of management.

                   No remuneration was paid during the current fiscal year ended December 31, 1996 by Registrant to any of the Partners as such. Registrant pays Counsel, for supervisory services and dis-bursements, fees of $100,000 per annum plus 6% of all sums distributed to the Participants in excess of 9% per annum on their original cash investment. Pursuant to such arrangements described herein, Registrant incurred fees to Counsel of $159,417 for supervisory services rendered during the fiscal year ended December 31, 1996. The supervisory services include, among other items, the preparation of reports and related documentation required by the Securities and Exchange Commission, the monitoring of all areas of federal and local securities law compliance, the preparation of certain financial reports, as well as the supervision of accounting and other documentation related to the administration of Registrant's business. See Item 7 hereof. Out of its fees, Counsel paid all disbursements and costs of regular accounting services. As noted in Items 1 and 10 of this report, the Partners are also members of Counsel.


         Item 12. Security Ownership of Certain Beneficial Owners and Management.

                        (a) Registrant has no voting securities. See Item 5 hereof. At December 31, 1996, no person owned of record or was known by Registrant to own beneficially more than 5% of the outstanding Participations.

                        (b) At December 31, 1996, the Partners (see Item 10 hereof) beneficially owned, directly or indirectly, the following Participations:

                               Name & Address      Amount of
                               of Beneficial       Beneficial     Percent
         Title of Class            Owners          Ownership      of Class

         Participations     John L. Loehr          $40,000        .1212%
         in Partnership     286 Alpine Circle
         Interests          Rivervale, NJ  07675

                            Peter L. Malkin        $146,250       .4432%
                            21 Bobolink Lane
                            Greenwich, CT  06830


                   At such date, certain of the Partners (or their respective spouses) held additional Participations as follows:

                        Stanley Katzman owned of record as trustee but not
                   beneficially $25,000 pf Participations. Mr. Katzman disclaims any beneficial ownership of such Participations.

                        Peter L. Malkin owned of record as trustee or
                   co-trustee but not beneficially, $170,000 of Participations. Mr. Malkin disclaims any beneficial ownership of such Participations.

                        Isabel W. Malkin, the wife of Peter L. Malkin,
                   owned of record and beneficially, $153,333.34 of Participations. Mr. Malkin disclaims any beneficial ownership of such Participations.

                        (c)  Not applicable.

         Item 13.  Certain Relationships and Related Transactions.

                        (a)  As stated in Item 1 hereof, Mr. Stanley
         Katzman, Mr. John L. Loehr and Mr. Peter L. Malkin are the three Partners of Registrant and also act as agents for the Participants in their respective partnership interests. Mr. Malkin is also a partner in Sublessee. As a consequence of one of the three Partners being a partner in Sublessee and all three Partners being members of Counsel (which represents Registrant and Sublessee), certain actual and potential conflicts of interest may arise with respect to the management and administration of the business of Registrant. However, under the respective participating agreements pursuant to which the Partners act as agents for the Participants, certain transactions require the prior consent from Participants owning a specified interest under the agreement in order for the agents to act on their behalf. Such transactions include modifications and extensions of the Sublease, or a sale or other disposition of the Property or substantially all of Registrant's other assets.

                        Reference is made to Items 1 and 2 hereof for a description of the terms of the Sublease between Registrant and Sublessee. The respective interests of the Partners in Registrant and in the Sublease arise solely from ownership of their respec-tive participations in Registrant and, in the case of Mr. Malkin, his ownership of a partnership interest in Sublessee. The Partners receive no extra or special benefit not shared on a pro rata basis with all other security holders of Registrant or partners in Sublessee. However, each of the Partners, by reason of his respective interest in Counsel, is entitled to receive his pro rata share of any legal fees or other remuneration paid to Counsel for professional services rendered to Registrant and Sublessee. See Item 11 hereof for a description of the remuneration arrangements between Registrant and Counsel relating to supervisory services provided by Counsel.

                        Reference is also made to Items 1 and 10 hereof for a description of the relationship between Registrant and Counsel, of which the Partners are among its members. The interest of each Partner in any remuneration paid or given by Registrant to Counsel arise solely from the ownership of such Partner's interest in Counsel. See Item 11 hereof for a description of the remuneration arrangements between Registrant and Counsel relating to supervisory services provided by Counsel.

                        (b)  Reference is made to Paragraph (a) above.

                        (c)  Not applicable.

                        (d)  Not applicable.

                                       PART IV

         Item 14.  Exhibits, Financial Statement Schedules and
                   Reports on Form 8-K.

                   (a)(1)  Financial Statements:

                   Consent of Jacobs Evall & Blumenfeld LLP, Certified Public Accountants, dated April 10, 1997.

                   Accountant's Report of Jacobs Evall & Blumenfeld LLP, Certified Public Accountants, dated April 9, 1997.

                   Balance Sheets at December 31, 1996 and at December 31, 1995 (Exhibit A).

                   Statements of Income for the fiscal years ended December 31, 1996, 1995 and 1994 (Exhibit B).

                   Statement of Partners' Capital for the fiscal year ended December 31, 1996 (Exhibit C-1).

                   Statement of Partners' Capital for the fiscal year ended December 31, 1995 (Exhibit C-2).

                   Statement of Partners' Capital for the fiscal year ended December 31, 1994 (Exhibit C-3).

                   Statements of Cash Flows for the fiscal years ended December 31, 1996, 1995 and 1994 (Exhibit D).

                   Notes to Financial Statements for the fiscal years ended December 31, 1996, 1995 and 1994.

                   (2)  Financial Statement Schedules:

                   List of Omitted Schedules.

                   Real Estate and Accumulated Depreciation - December 31, 1995 (Schedule III).

                   (3)  Exhibits:  See Exhibit Index.

                   (b) No Form 8-K was filed by Registrant for the final quarter of 1996.

[LETTERHEAD OF
 JACOBS EVALL & BLUMENFELD LLP
 CERTIFIED PUBLIC ACCOUNTANTS]









                                           April 10, 1997




Empire State Building Associates
New York, N. Y.



We consent to the use of our independent accountants' report dated

April 9, 1997 covering our audits of the accompanying financial statements of Empire State Building Associates in connection with and as part of your December 31, 1996 annual report (Form 10-K) to the

Securities and Exchange Commission.






                                     Jacobs Evall & Blumenfeld LLP
                                     Certified Public Accountants

                           INDEPENDENT ACCOUNTANTS' REPORT


To the participants in Empire State Building Associates
(a Partnership)
New York, N. Y.


We have audited the accompanying balance sheets of Empire State Building Associates ("Associates") as of December 31, 1996 and 1995, and the related statements of income, partners' capital and cash flows for each of the three years in the period ended December 31, 1996, and the supporting financial statement schedule as contained in Item 14(a)(2) of this Form 10-K. These financial statements and schedule are the responsibility of Associates' management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Empire State Building Associates as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles, and the related financial statement schedule, when considered in relation to the basic financial statements, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 9 to the financial statements, Associates has been included as a defendant in actions with other related parties, including the Agents for Associates and Empire State Building Company, the sublessee.




                                    Jacobs Evall & Blumenfeld LLP
                                    Certified Public Accountants
New York, N. Y.
April 9, 1997

                                                                  EXHIBIT A

                             EMPIRE STATE BUILDING ASSOCIATES

                                      BALANCE SHEETS

                                       A S S E T S

                                                                        December 31,

                                                                      1996         1995
Current Assets:
  Cash and cash equivalents:
    The Chase Manhattan Bank...............................      $     2,888   $     2,936
    Distribution account held by
     Wien, Malkin & Bettex LLP (Note 11)...................          324,111       324,111
    Fidelity U.S. Treasury Income Portfolio (Note 11)......           41,153        32,458

                                                                     368,152       359,505

  Prepaid rent.............................................           23,831        23,831

        TOTAL CURRENT ASSETS...............................          391,983       383,336

Real Estate (Note 2):
  Leasehold on Empire State Building,
   350 Fifth Avenue, New York, N. Y........................       39,000,000    39,000,000
     Less: Accumulated amortization........................       35,664,489    35,456,020

                                                                   3,335,511     3,543,980

        TOTAL ASSETS.......................................      $ 3,727,494   $ 3,927,316



                             LIABILITIES AND PARTNERS' CAPITAL


Liabilities................................................      $         0   $         0

Contingencies (Note 9).....................................

Partners' Capital (Exhibit C)..............................        3,727,494     3,927,316

        TOTAL LIABILITIES AND PARTNERS' CAPITAL............      $ 3,727,494   $ 3,927,316









                      See accompanying notes to financial statements.

                                                                  EXHIBIT B

                             EMPIRE STATE BUILDING ASSOCIATES

                                   STATEMENTS OF INCOME

                                                            Year ended December 31,

                                                         1996         1995         1994
Revenues:

  Rent income, from a related party
   (Notes 3 and 10).............................     $6,018,750   $6,018,750    $9,616,637

  Dividend income...............................          8,647       35,556        39,667

                                                      6,027,397    6,054,306     9,656,304


Expenses:

  Leasehold rent (Note 4).......................      1,970,000    1,970,000     1,970,000

  Supervisory services, to a related
   party (Note 5)...............................        159,417      159,417       377,670

  Miscellaneous expense.........................              -            -           160


  Amortization of leasehold (Note 2)............        208,469      208,469       208,469

                                                      2,337,886    2,337,886     2,556,299

            NET INCOME, CARRIED TO PARTNERS'
             CAPITAL, (NOTE 8)..................     $3,689,511   $3,716,420    $7,100,005



Earnings per $10,000 participation unit, based
 on 3,300 participation units outstanding
 during each year...............................      $   1,118   $    1,126    $    2,152














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

                                                                 EXHIBIT C-3

                             EMPIRE STATE BUILDING ASSOCIATES

                              STATEMENT OF PARTNERS' CAPITAL
                               YEAR ENDED DECEMBER 31, 1994

                               Capital                                        Capital
                              January 1,      Share of                      December 31,
                                1994         net income     Distributions       1994

Donald A. Bettex Group.....   $3,871,975     $2,366,668       $3,732,133     $2,506,510


Alvin Silverman Group......    3,871,974      2,366,669        3,732,133      2,506,510


Peter L. Malkin Group......    3,871,975      2,366,668        3,732,133      2,506,510

                             $11,615,924     $7,100,005      $11,196,399     $7,519,530


































                      See accompanying notes to financial statements.

                                                                 EXHIBIT C-1

                             EMPIRE STATE BUILDING ASSOCIATES

                              STATEMENT OF PARTNERS' CAPITAL
                                YEAR ENDED DECEMBER 31, 1996

                               Capital                                         Capital
                              January 1,       Share of                      December 31,
                                 1996         net income     Distributions       1996

John L. Loehr Group
 (formerly Donald A.
  Bettex Group)............  $ 1,309,105     $ 1,229,837      $ 1,296,444    $ 1,242,498

Stanley Katzman Group
 (formerly C. Michael
  Spero Group).............    1,309,106       1,229,837        1,296,445      1,242,498


Peter L. Malkin Group......    1,309,105       1,229,837        1,296,444      1,242,498

                             $ 3,927,316     $ 3,689,511      $ 3,889,333    $ 3,727,494































                      See accompanying notes to financial statements.

                                                                     EXHIBIT D

                                EMPIRE STATE BUILDING ASSOCIATES

                                    STATEMENTS OF CASH FLOWS


                                                             Year ended December 31,

                                                          1996         1995        1994


Cash flows from operating activities:
  Net income....................................      $3,689,511    $3,716,420   $ 7,100,005
  Adjustments to reconcile net income to
   cash provided by operating activities:
     Amortization of leasehold..................         208,469       208,469       208,469
     Changes in operating assets
      and liabilities:
        Overage rent due from Empire State
         Building Company, a related party
         (Notes 3 and 10).......................            -           97,887       (85,069)
        Accrued supervisory services
         to a related party (Note 5)............            -           (8,253)        3,844

          Net cash provided by
           operating activities.................       3,897,980     4,014,523     7,227,249


Cash flows from financing activities:
  Cash distributions............................      (3,889,333)   (7,308,634)  (11,196,399)

         Net cash used in financing
          activities............................      (3,889,333)   (7,308,634)  (11,196,399)

         Net increase (decrease) in cash
          and cash equivalents..................           8,647    (3,294,111)   (3,969,150)

Cash and cash equivalents, beginning of year....         359,505     3,653,616     7,622,766

         CASH AND CASH EQUIVALENTS, END OF YEAR.      $  368,152    $  359,505   $ 3,653,616













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



3.     Related Party Transactions -  Rent Income

       Rent income for the years ended December 31, 1996, 1995 and 1994, totalling $6,018,750, $6,018,750 and $9,616,637, respectively, consists of the minimum annual rent plus overage rent under an operating sublease dated December 27, 1961, as modified February 15, 1965, with Company (the "sublessee"), as follows:

                                             Year ended December 31,

                                          1996         1995         1994

       Minimum net basic rent......    $6,018,750   $6,018,750  $ 6,018,750
       Overage rent earned.........             -            -    3,597,887

                                       $6,018,750   $6,018,750  $ 9,616,637

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


4.     Leasehold Rent

       Leasehold rent represents the net basic rent of $1,970,000 per annum under an operating lease dated December 27, 1961, as modified February 15, 1965, with The Prudential Insurance Company of America ("Prudential"), over the first renewal term of the lease, 21 years, from January 5, 1992 to January 5, 2013.

       The lease contains options for Associates to renew the leasehold for an additional 3 successive periods of 21 years each. The basic rent is to be further reduced to $1,723,750 per annum during each of the remaining three renewal terms.

       On November 27, 1991, Prudential sold the property to E.G. Holding Co., Inc. which, through merger and conveyance, reportedly transferred its interest as lessor to Trump Empire State Partners ("Trump") (see Note 9). Associates' rights under the master leasehold remain unchanged.



5.     Related Party Transactions - Supervisory Services

       Supervisory services (including disbursements and cost of regular accounting services) during the years ended December 31, 1996, 1995 and 1994, totalling $159,417, $159,417 and $377,670, respectively, represent fees paid to the firm of Wien, Malkin & Bettex LLP. Some members of that firm are partners in Associates.

       Fees for supervisory services are paid pursuant to an agreement, which amount is based on a rate of return of investment achieved by the participants in Associates each year.

                              EMPIRE STATE BUILDING ASSOCIATES

                               NOTES TO FINANCIAL STATEMENTS
                                        (Continued)



6.  Number of Participants

    There were approximately 2,620 participants in the participating groups at December 31, 1996, 1995 and 1994.



7.  Determination of Distributions to Participants

    Distributions to participants in 1996, 1995 and 1994 of $3,889,333, $7,308,634 and $11,196,399, respectively, represented the following:

                                1996                   1995                  1994
Minimum annual rent..             $ 6,018,750            $ 6,018,750           $ 6,018,750
Overage rent,
 earned in
 previous year,
 distributed in
 current year........                       -              3,597,887             7,712,818

Dividend income
 earned in previous
 year, distributed
 in current year.....                       -                 39,667                60,657

                                    6,018,750              9,656,304            13,792,225

Less:

 Leasehold rent
  expense............ $1,970,000              $1,970,000             $1,970,000
 Supervisory
  services paid......    159,417                 377,670                625,826


                                    2,129,417              2,347,670             2,595,826
Distributions
 to participants.....             $ 3,889,333            $ 7,308,634           $11,196,399

                             EMPIRE STATE BUILDING ASSOCIATES

                               NOTES TO FINANCIAL STATEMENTS
                                        (Continued)


8.     Distributions and Amount of Income per $10,000 Participation Unit

       Distributions per $10,000 participation unit during the years 1996, 1995 and 1994 based on 3,300 participation units outstanding during each year, consisted of the following:

                                                Year ended December 31,
                                            1996         1995         1994

       Income........................      $1,118       $1,126       $2,152

       Return of capital.............          61        1,089        1,241

          TOTAL DISTRIBUTIONS.......       $1,179       $2,215       $3,393

       Net income is computed without regard to income tax expense since Associates does not itself pay a tax on its income; instead, any such taxes are paid by the participants in their individual capacities.


9.  Litigation

    a. On October 21, 1991, in an action entitled Studley v. Empire State Building Associates et al., the holder of a $20,000 original participation in Associates brought suit in New York Supreme Court, New York County against the Agents for Associates (Peter L. Malkin, Donald A. Bettex and Alvin Silverman), in their individual capacities and Wien, Malkin & Bettex, (currently "Wien & Malkin LLP") counsel to Associates. The suit claims that the defendants have engaged in breaches of fiduciary duty and acts of self-dealing in relation to the Agents' solicitation of consents and authorizations from the participants in Associates in September 1991 and in relation to other unrelated acts of the Agents and the sublessee. Associates is a nominal defendant and the complaint does not seek any direct relief from it; accordingly, counsel is of the opinion that no loss or other unfavorable outcome of the action against Associates is anticipated.

    b. In December 1994, Associates received a notice of default from Trump. The Trump default notice to Associates claims that Associates is in violation of its master lease because of extensive work which the sublessee, Company, has undertaken as part of an improvement program that commenced before Trump reportedly acquired its interest in the property in 1994. Trump's notice also complains that the building is in need of repairs. On February 14, 1995, Associates and Company filed an action in New York State Supreme Court against Trump for a declaratory judgment that none of the matters set forth in the notice of default constitutes a violation of the master lease or sublease, and that the notice of default is entirely without merit. Associates' and Company's suit also seeks an injunction to prevent Trump from implementing the notice of default. On March 24, 1995, the Court granted Associates

                             EMPIRE STATE BUILDING ASSOCIATES

                               NOTES TO FINANCIAL STATEMENTS
                                        (Continued)


9.  Litigation (continued)

         a preliminary injunction against Trump. In 1996 the Court granted two additional injunctions against Trump with respect to two additional default notices. The injunctions prohibit Trump from acting on its notices of default to Associates at any time, pending the prosecution of claims by Associates and Company for a final declaratory judgment and an injunction and other relief against the Trump defendants.

         On February 15, 1995, Trump filed an action against Associates, Company, Wien, Malkin & Bettex LLP, Harry B. Helmsley, a partner in Company, Helmsley-Spear, Inc. (the management company of the Empire State Building), and the Agents for Associates in New York State Supreme Court, alleging that the notice of default is valid and seeking damages and related relief based thereon. On October 24, 1996 the Court dismissed all of Trump's claims in their entirety against all defendants in the action. Trump has appealed this Order.

         In May, 1995, Associates and Company filed a separate legal action against Trump and various affiliated persons for breach of the master lease and sublease, and disparagement of the property in violation of Associates' and Company's leasehold rights. The action was amended to include additional claims by Associates and Company seeking a declaratory judgment that they may act as an owner of the Property for purposes of making applications and related activities pursuant to the New York City Building Code. By decision and order dated October 24, 1996, the Court sustained Associates' and Company's claims concerning the parties who may act as owner of the Property under the Building Code, but dismissed Associates' and Company's claims against Trump and co-defendants for money damages. Associates and Company have appealed that portion of the Court's order dismissing their claims for money damages.


    Depending upon the ultimate resolution of the litigations, the Agents may be entitled to reimbursement from Associates of their legal and accounting expenses relating to the Studley and Trump suits, and, in turn, Associates may be entitled to indemnification from Company. Through December 31, 1996 legal and accounting expenses in connection with the Studley suit have amounted to approximately $910,000, of which $600,000 has been advanced by Wien & Malkin LLP, counsel (a related party), to third party professional firms and $310,000 represents accumulated professional time of Wien & Malkin LLP. In addition, counsel has advised that its records at December 31, 1996 indicate approximately $287,000 in accumulated professional time related to the Trump suits which, depending upon the outcome of such litigation, may or may not be billed to Associates. Should such sum be billed, Associates, in turn, may be entitled to seek reimbursement and indemnification from Company. Substantial additional legal and accounting costs may be incurred in both cases.

                             EMPIRE STATE BUILDING ASSOCIATES

                               NOTES TO FINANCIAL STATEMENTS
                                        (Continued)



9.   Litigation (continued)

     The determination of the allocable share of the net legal and accounting costs and disbursements to be borne by Associates and chargeable to Company involve complex issues of fact and law. Because of uncertainties concerning these issues, amounts for professional fees accruable to Associates and amounts indemnifiable by Company cannot be estimated, and therefore have not been provided for in the accompanying financial statements. Resolutions unfavorable to Associates could result in material liabilities and charges which have also not been reflected in the accompanying financial statements.



10.  Concentration of Credit Risk

     Associates maintains cash balances in a bank, money market fund (Fidelity U.S. Treasury Income Portfolio), and a distribution account held by Wien, Malkin & Bettex LLP. The bank balance is insured by the Federal Deposit Insurance Corporation up to $100,000, and at December 31, 1996 was completely insured. The cash in the money market fund and the distribution account held by Wien, Malkin & Bettex LLP is not insured. The funds held in the distribution account were paid to the participants on January 1, 1997.

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

                                                                SCHEDULE III
                             EMPIRE STATE BUILDING ASSOCIATES

                         Real Estate and Accumulated Depreciation
                                     December 31, 1996

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


  F       Accumulated amortization....................................  $35,664,489(b)


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

     (a) There have been no changes in the carrying values of real estate for the years ended December 31, 1996, December 31, 1995 and December 31, 1994. The costs for federal income tax purposes are the same as for financial statement purposes.

     (b)    Accumulated amortization
              Balance at January 1, 1994                $35,039,082
                Amortization:
                  F/Y/E 12/31/94            $208,469
                        12/31/95             208,469
                        12/31/96             208,469        625,407

              Balance at December 31, 1996              $35,664,489

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


         Date:  April 11, 1997


                   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person as Attorney-in-Fact for each of the Partners in Registrant, pursuant to the Power, on behalf of Registrant and as a Partner in Registrant on the date indicated.


         By /s/ Stanley Katzman
            Stanley Katzman, Attorney-in-Fact*


         Date:  April 11, 1997














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

         3(b) Amended Business Certificate of Registrant filed with the Clerk of New York County on August 19, 1996 reflecting a change in the Partners of Registrant.

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

         10(c) Sublease dated December 27, 1961 between Registrant and Sublessee, filed by letter dated March 31, 1981 (Commission File No. 0-827) as Exhibit 10(d) to Registrant's Form 10-K for the fiscal year ended December 31,






         ______________________
         *    Page references are based on sequential numbering system.

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

          24 Power of Attorney dated August 6,1996, between Peter L. Malkin, John L. Loehr and Stanley Katzman, the partners of Registrant and Richard A. Shapiro and Stanley Katzman, filed as Exhibit 25 to Registrant's 10-Q for the quarter ended September 30, 1996 and incorporated by reference as an exhibit hereto.

          27 Financial Data Schedule of Registrant for the fiscal year ended December 31, 1996.