Form 10-Q
period 1997-03-31
EMPIRE STATE BUILDING ASSOCIATES
filed 1997-05-14
CIK 32776

FORM 10-Q

			 SECURITIES AND EXCHANGE COMMISSION
			       Washington, D.C. 20549


	 [x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
			   SECURITIES EXCHANGE ACT OF 1934

	 For the quarterly period ended March 31, 1997

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

						   For the Three Months
						      Ended March 31,
					       1997              1996

 Income:

   Rent income, from a related
     party (Note B)                         $1,504,687        $1,504,687
   Dividend income                               2,382             2,094
					    ----------        ----------
       Total income                          1,507,069         1,506,781
					    ----------        ----------
 Expenses:

   Leasehold rent                              492,500           492,500
   Supervisory services, to a
     related party (Note C)                     39,854            39,854
   Amortization of leasehold                    52,117            52,117
   Miscellaneous                                   -0-                46
					    ----------        ----------
       Total expenses                          584,471           584,517
					    ----------        ----------
 Net income                                 $  922,598        $  922,264
					    ==========        ==========
 Earnings per $10,000 partici-
   pation unit, based on 3,300
   participation units out-
   standing during the year                 $   279.58        $   279.47
					    ==========        ==========
 Distributions per $10,000
   participation:

 Distributions per $10,000
   participation consisted
   of the following:
     Income                                 $   279.58        $   279.47
     Return of capital                           15.07             15.18
					    ----------        ----------
       Total distributions                  $   294.65        $   294.65
					    ==========        ==========

       At March 31, 1997 and 1996, there were $33,000,000 of
       participations outstanding.

		     Empire State Building Associates                       3.
			    Condensed Balance Sheet
				 (Unaudited)

 Assets                                    March 31, 1997   December 31, 1996
 Current assets
   Cash                                       $   370,534         $   368,152
   Prepaid rent                                    23,831              23,831
					      -----------          ----------
       Total current assets                       394,365             391,983

 Real Estate
   Leasehold on Empire State Building          39,000,000          39,000,000
     Less, allowance for amortization          35,716,606          35,664,489
					      -----------         -----------
						3,283,394           3,335,511
					      -----------         -----------
     Total assets                             $ 3,677,759         $ 3,727,494
					      ===========         ===========
 Capital
   Capital January 1,                         $ 3,727,494         $ 3,927,316
   Add, Net income:
     January 1, 1997 through March 31, 1997       922,598                 -0-
     January 1, 1996 through December 31, 1996        -0-           3,689,511
					       ----------         -----------
						4,650,092           7,616,827
   Less, Distributions:
     Monthly distributions,
       January 1, 1997 through March 31, 1997     972,333                 -0-
       January 1, 1996 through
	 December 31, 1996                            -0-           3,889,333
					       ----------         -----------
						  972,333           3,889,333
					       ----------         -----------

 Capital:
   March 31, 1997                               3,677,759                 -0-
   December 31, 1996                                  -0-           3,727,494
					       ----------         -----------
     Total liabilities and capital:
       March 31, 1997                         $ 3,677,759
					      ===========
       December 31, 1996                                          $ 3,727,494
								  ===========

									   4.

			Empire State Building Associates
		       Condensed Statement of Cash Flows
				 (Unaudited)

					  January 1, 1997     January 1, 1996
						  through             through
					   March 31, 1997      March 31, 1996

 Cash flows from operating activities:
   Net income                                 $  922,598          $  922,264
   Adjustments to reconcile net income
     to cash provided by operating
     activities:
       Amortization of leasehold                  52,117              52,117
					      ----------          ----------
     Net cash provided by operating
       activities                                974,715             974,381
					      ----------          ----------
 Cash flows from financing activities:
   Cash distributions                           (972,333)           (972,333)
					      ----------          ----------
     Net cash used in financing
       activities                               (972,333)           (972,333)
					      ----------          ----------
     Net increase (decrease) in cash
       and cash equivalents                        2,382               2,048

 Cash and cash equivalents
   beginning of period                           368,152             359,505
					      ----------          ----------

 Cash and cash equivalents
   end of period                              $  370,534          $  361,553
					      ==========          ==========

	 Empire State Building Associates                               5.
	 March 31, 1997





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

		   Registrant's partners are Stanley Katzman, John L. Loehr and Peter L. Malkin (collectively the "Partners"), each of whom also acts as an agent for holders of participations in his respective partnership interest in Registrant (the
	 "Participants").

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

	 Empire State Building Associates                               6.
	 March 31, 1997





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

		   Overage Rent and other accumulated interest income is distributed annually after payment of any additional payments for supervisory services to Counsel (as described in Note C below). For 1996, Sublessee reported net operating loss of $7,914,032; therefore, there was no Overage Rent.

		   Sublessee is a New York partnership in which Peter L. Malkin is a partner. The Partners in Registrant are also members of the law firm of Wien & Malkin LLP, 60 East 42nd Street, New York, New York, which acts as counsel to Registrant and Sublessee ("Counsel"). See Note C below.

	 Note C - Supervisory Services

		   Registrant pays Counsel for supervisory services and disbursements, (i) the basic payment of $100,000 per annum, (the "Basic Payment") and (ii) an additional payment of 6% of all distributions to Participants in any year in excess of the amount representing a return of 9% per annum on their remaining original cash investment in any year ("Additional Payment"). At March 31, 1997, such remaining cash investment was $33,000,000, representing the original cash investment of the Participants in Registrant.

		   No remuneration was paid during the three month period ended March 31, 1997 by Registrant to any of the Partners as such. Pursuant to the fee arrangements described herein, Registrant paid Counsel $25,000 of the Basic Payment for supervisory services for the three month period ended March 31, 1997, and $4,951 a month as the Additional Payment for supervisory services. The supervisory services provided to Registrant by Counsel include legal,

	 Empire State Building Associates                               7.
	 March 31, 1997





	 administrative and financial services. The legal and administrative services include acting as general counsel to Registrant, maintaining all of its partnership records, performing physical inspections of the Building, reviewing insurance coverage and conducting annual partnership meetings. Financial services include monthly receipt of rent from the Sublessee, payment of monthly rent to the fee owner, payment of monthly and additional distributions to the Participants, payment of all other disbursements, confirmation of the payment of real estate taxes, and active review of financial statements submitted to Registrant by Sublessee and financial statements audited and tax information prepared by Registrants' independent certified public accountant, and distribution of such materials to the Participants. Counsel also prepares quarterly, annual and other periodic filings with the Securities and Exchange Commission and applicable state authorities and distributes to the Participants quarterly source of distribution reports.

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

		   As of March 31, 1997, the Partners owned of record and beneficially an aggregate $186,250 of participations in Registrant, representing less than 1% of the currently outstanding participations therein totaling $33,000,000.

		   In addition, as of March 31, 1997 certain of the Partners (or their respective spouses) held additional
	 Participations as follows:

		   Peter L. Malkin owned of record as trustee or co-trustee but not beneficially, $170,000 of Participations. Mr. Malkin disclaims any beneficial ownership of such Participations.

		   Isabel W. Malkin, the wife of Peter L. Malkin, owned of record and beneficially, $153,333 of Participations. Mr. Malkin disclaims any beneficial ownership of such Participations.

	 Empire State Building Associates                               8.
	 March 31, 1997





		   Stanley Katzman owned of record as trustee but not beneficially, $25,000 of participations. Mr. Katzman disclaims any beneficial ownership of such participations.

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

		   Registrant does not pay dividends. During the three month period ended March 31, 1997, Registrant made regular monthly distributions of $98.21 for each $10,000 participation ($1,178.52 per annum for each $10,000 participation). There are no restrictions on Registrant's present or future ability to make distributions; however, the amount of such distributions depends solely on the ability of Sublessee to make monthly payments of Basic Rent and Overage Rent to Registrant in accordance with the terms of the Sublease. Registrant expects to make distributions in the future so long as it receives the payments provided for under the Sublease. See Note B.

		   Registrant's results of operations are affected primarily by the amount of rent payable to it under the Sublease. The amount of Overage Rent payable to Registrant is affected by
	 (i) the cycles in the New York City economy and real estate rental market and (ii) the cost of the Property improvement program described herein under Other Information. It is anticipated that the improvement program to the Building, which commenced in 1990, will negatively impact Overage Rent in 1997. It is difficult for management to forecast whether the New York City real estate market will improve or deteriorate over the next few years.

		   Total income increased for the three month period ended March 31, 1997 as compared with the three month period ended March 31, 1996. Such increase resulted from an increase in dividend income earned on funds temporarily invested in Fidelity U.S. Treasury Income Portfolio. Total expenses decreased for the

	 Empire State Building Associates                               9.
	 March 31, 1997





	 three-month period ended March 31, 1997 as compared with the three month period ended March 31, 1996. Such decrease resulted from miscellaneous expenses incurred in the three month period ended March 31, 1996.

		   The State of New York has asserted utility tax deficiencies through December 31, 1992 in connection with water, steam and non-metered electricity rent inclusion charges to tenants, plus estimated accrued interest. The Supreme Court, New York County, granted summary judgment in favor of the State, which ruling was affirmed by the Appellate Division, First Department, holding that the State utility tax applies to such rent inclusion charges. Sublessee sought permission to appeal the Appellate Division's decision and order to the Court of Appeals. The Court of Appeals denied Sublessee's motion. In May 1996, Sublessee entered into a settlement agreement with the State. Pursuant to the terms of the settlement agreement, Sublessee agreed to pay the State's assessed tax in the sum of $979,109, plus interest of approximately $605,000 through July 31, 1996. The State has tentatively agreed to payment of the aforesaid liability over a period of four years, commencing August, 1996, in equal monthly installments of $40,000, including interest on the unpaid balance at the statutory rate. Installment payments to the State of $40,000 per month have been made by Sublessee commencing on August 1, 1996. It is anticipated that New York State will seek to impose liability on Sublessee for State utility tax for periods after December 31, 1992. The amount of such additional tax has yet to be determined.

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

			   Liquidity and Capital Resources

		   There has been no significant change in Registrant's liquidity for the three month period ended March 31, 1997, as compared with the three month period ended March 31, 1996.

		   Registrant anticipates that the value of the Building and the Property will exceed the indicated balance sheet value at March 31, 1997.

	 Empire State Building Associates                              10.
	 March 31, 1997





		   Registrant anticipates that funds for working capital for the Property will be generated by operations of the Building by Sublessee, which entity in turn is required to make payments of Basic Rent and Overage Rent under the Sublease and, to the extent necessary, from additional capital investment by the partners in Sublessee and/or external financing. Registrant foresees no need to make material commitments for capital expenditures while the Sublease is in effect.

				      Inflation

		   Registrant believes that there has been no material change in the impact of inflation on its operations since the filing of its report on Form 10-K for the year ended December 31, 1996, which report and all exhibits thereto are incorporated herein by reference and made a part hereof.

			     PART II.  OTHER INFORMATION

	 Item 1.   Legal Proceedings

		   The Property of Registrant is the subject of the following pending litigation:

		   Studley v. Empire State Building Associates:  This
	      action was filed in October 1991, in New York Supreme Court. Plaintiff holds a $20,000 original participation in Registrant. The defendants are the partner Agents of Registrant and Wien, Malkin & Bettex (now Wien & Malkin LLP). Plaintiff has claimed that defendants have committed breaches of fiduciary duty in connection with a solicitation of consents of participants in Registrant in September, 1991, and in respect to other matters affecting Registrant.
	      Motions by plaintiff and defendants for summary judgment are pending.

			Proceedings Involving Trump Empire State Partners:
	      In December 1994, Registrant received a notice of default from Trump Empire State Partners ("Trump"). The Trump default notice to Registrant claims that Registrant is in violation of the Master Lease because of extensive work which Sublessee has undertaken as part of an improvement program that commenced before Trump reportedly acquired its interest in the Property in 1994. Trump's notice also complains that the building is in need of repairs. On February 14, 1995, Registrant and Sublessee filed an action in New York State Supreme Court against Trump and a related entity for a declaratory judgment that none of the matters set forth in the notice of default constitutes a violation of the Master
	      Lease or Sublease, and that the notice of default is entirely without merit. Registrant's and Sublessee's suit also seeks an injunction to prevent Trump from implementing the notice

	 Empire State Building Associates                              11.
	 March 31, 1997





	      of default. On March 24, 1995, the Court granted Registrant a preliminary injunction against Trump. The injunction prohibits Trump from acting on its notice of default to Registrant, at any time, pending the prosecution of claims by Registrant and Sublessee for a final declaratory judgment and an injunction and other relief against the Trump defendants.

		   On February 15, 1995, Trump filed an action against
	      Registrant, Sublessee, Counsel, Harry B. Helmsley, Helmsley-Spear, Inc. and the Agents for Registrant in New York Supreme Court, alleging that the notice of default is valid and seeking damages and related relief based thereon. On October 24, 1996, the Court dismissed all of Trump's claims in their entirety against all defendants in the action. Trump has appealed this dismissal.

		   In May 1995, Registrant and Sublessee filed a separate
	      legal action against Trump and various affiliated persons for breach of the Master Lease and Sublease and for disparagement of the Property in violation of Registrant's and Sublessee's leasehold rights. The action was amended to include additional claims by Registrant and Sublessee seeking a declaratory judgment that they may act as an owner of the Property for purposes of making applications and related activities pursuant to the New York City Building Code. By decision and order dated October 24, 1996, the Court sustained Registrant's and Sublessee's claims concerning the parties who may act as owner of the property under the Building Code. The Court directed that the remaining claims should proceed to trial. At the same time, the Court dismissed Registrant's and Sublessee's claims against Trump and co-defendants for money damages. Registrant and Sublessee have taken an appeal from that portion of the Court's order dismissing their claims for money damages.

	 Item 4.   Submission of Matters to a Vote of Security Holders

		   During the fiscal quarter ended March 31, 1997, Registrant did not submit any matter to a vote by the Participants through the solicitation of proxies or otherwise.

	 Item 5.   Other Information

		   Sublessee maintains the Building as a high-class office building as required by the terms of the Sublease.

		   In 1990, Sublessee commenced its latest improvement program which is estimated to be completed in 1997 at a total cost in excess of $60,000,000. Under this program, approximately 6,400 windows are being replaced and this portion of the program is completed. In addition, the elevators have been upgraded through installation of a computerized control system and replacement of

	 Empire State Building Associates                              12.
	 March 31, 1997





	 all electrical and mechanical equipment. The elevator modernization program has increased elevator speed from approximately 800-950 feet per minute to approximately 1200 feet per minute. Also included is waterproofing the Building's exterior, resetting and repairing the limestone facade, upgrading the Building's security system, upgrading and replacing the Building's fire safety system and making substantial further improvement to the air-conditioning, domestic pump and water systems, waterproofing the mooring mast and installing a new observation deck ticket office.

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

	 Empire State Building Associates                               13.
	 March 31, 1997





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


	 Date:  May 13, 1997


		   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the undersigned as Attorney-in-Fact for each of the Partners in Registrant, pursuant to the Power, on behalf of Registrant and as a Partner in Registrant, on the date indicated.


	 By:  /s/ Stanley Katzman
	      Stanley Katzman, Attorney-in-Fact*


	 Date:  May 13, 1997










	 ______________________
	    *  Mr. Katzman supervises accounting functions for Registrant

	 Empire State Building Associates                               14.
	 March 31, 1997





				    EXHIBIT INDEX


	    Number                   Document                      Page*


	    25        Power of Attorney dated August 6,
		      1996, between Peter L. Malkin, John L.
		      Loehr and Stanley Katzman, the
		      partners in Registrant and Richard A.
		      Shapiro and Stanley Katzman, filed as
		      Exhibit 25 to Registrant's Form 10-Q
		      for the quarter ended September 30,
		      1996 and is incorporated by reference
		      as an exhibit hereto.
































	 ______________________
	 *    Page references are based on sequential numbering system.