Form 10-Q
period 1997-06-30
EMPIRE STATE BUILDING ASSOCIATES
filed 1997-08-15
CIK 32776

FORM 10-Q

			 SECURITIES AND EXCHANGE COMMISSION
			       Washington, D.C. 20549


	 [x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
			   SECURITIES EXCHANGE ACT OF 1934

	 For the quarterly period ended June 30, 1997

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


		An Exhibit Index is located on Page 15 of this Report.
	       Number of pages (including exhibits) in this filing:  15






									 2.

			  PART I.  FINANCIAL INFORMATION


	 Item 1.  Financial Statements.

			  Empire State Building Associates
			    Condensed Statement of Income
				     (Unaudited)

				  For the Three Months    For the Six Months
				     Ended June 30,         Ended June 30,
				    1997        1996         1997       1996

 Income:

   Rent income, from a related
     party (Note B)               $1,504,688 $1,504,688  $3,009,375  $3,009,375
   Dividend income                     2,752      2,160       5,134       4,254
				  ---------- ----------  ----------  ----------
       Total income                1,507,440  1,506,848   3,014,509   3,013,629
				  ---------- ----------  ----------  ----------
 Expenses:

   Leasehold rent                    492,500    492,500     985,000     985,000
   Supervisory services, to a
     related party (Note C)           39,854     39,854      79,708      79,708
   Amortization of leasehold          52,117     52,117     104,234     104,234
   Miscellaneous                         -0-        -0-         -0-          47
				  ---------- ----------  ----------  ----------
       Total expenses                584,471    584,471   1,168,942   1,168,989
				  ---------- ----------  ----------  ----------
 Net income                       $  922,969 $  922,377  $1,845,567  $1,844,640
				  ========== ==========  ==========  ==========
 Earnings per $10,000 partici-
   pation unit, based on 3,300
   participation units out-
   standing during the year       $   279.69 $   279.51  $   559.26  $   558.98
				  ========== ==========  ==========  ==========

   Distributions per $10,000
     participation consisted
     of the following:

    Income                        $  279.69  $   279.51  $   559.26  $   558.98
    Return of capital                 14.96       15.14       30.03       30.31
				  ---------  ----------  ----------  ----------
	Total distributions       $  294.65  $   294.65  $   589.29  $   589.29
				  =========  ==========  ==========  ==========

	At June 30, 1997 and 1996, there were $33,000,000 of participations outstanding.



			 Empire State Building Associates
			      Condensed Balance Sheet
				 (Unaudited)                                  3.

 Assets                                       June 30, 1997  December 31, 1996
 Current assets
   Cash                                          $  373,287         $  368,152
   Prepaid rent                                      23,831             23,831
						 ----------         ----------
       Total current assets                         397,118            391,983

 Real Estate
   Leasehold on Empire State Building            39,000,000         39,000,000
     Less, allowance for amortization            35,768,723         35,664,489
						 ----------         ----------
						  3,231,277          3,335,511
						 ----------         ----------
     Total assets                                $3,628,395         $3,727,494
						 ==========         ==========

 Capital
   Capital January 1,                             3,727,494          3,927,316
   Add, Net income:
     January 1, 1997 through June 30, 1997        1,845,567                -0-
     January 1, 1996 through
       December 31, 1996                                -0-          3,689,511
						 ----------         ----------
						  5,573,061          7,616,827
   Less, Distributions:
     Monthly distributions,
       January 1, 1997 through June 30, 1997      1,944,666                -0-
       January 1, 1996 through
	 December 31, 1996                              -0-          3,889,333
						 ----------        -----------
						  1,944,666          3,889,333
						 ----------        -----------
 Capital                                          3,628,395          3,727,494
						 ----------        -----------
     Total liabilities and capital               $3,628,395        $ 3,727,494
						 ==========        ===========




									    4.
			 Empire State Building Associates
			Condensed Statement of Cash Flows
				  (Unaudited)




					    January 1, 1997    January 1, 1996
						    through            through
					      June 30, 1997      June 30, 1996

   Cash flows from operating activities:
     Net income                                  $1,845,567        $1,844,640
     Adjustments to reconcile net income
       to cash provided by operating
       activities:
       Amortization of leasehold                    104,234           104,234
						 ----------        ----------

       Net cash provided by operating
	 activities                               1,949,801         1,948,874
						 ----------        ----------
   Cash flows from financing activities:
     Cash distributions                          (1,944,666)       (1,944,666)
						 ----------        ----------
       Net cash used in financing
	 activities                              (1,944,666)       (1,944,666)
						 ----------        ----------
       Net increase (decrease) in cash and
	 cash equivalants                             5,135             4,208

   Cash and cash equivalents
     beginning of period                            368,152           359,505
						 ----------        ----------

   Cash and cash equivalents
     end of period                               $  373,287        $  363,713
						 ==========        ==========
	 Empire State Building Associates                               5.
	 June 30, 1997



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

		   Registrant is a partnership which was organized on July 11, 1961. Registrant owns the tenant's interest in a master operating leasehold (the "Master Lease") on the Empire State Building (the "Building") and the land thereunder, located at 350 Fifth Avenue, New York, New York (the "Property"). On November 27, 1991, Prudential Insurance Company of America sold the fee ownership of the Property to EGHolding Co. Inc. which, through merger and conveyance, reportedly transferred its interest as lessor to Trump Empire State Partners ("Trump"). Associates' rights under the Master Lease remain unchanged.

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

		   The value of the Master Lease is stated at cost. To reflect Registrant's exercise of the first renewal option under
	 Empire State Building Associates                               6.
	 June 30, 1997



	 the Master Lease, the estimated useful life of the Master Lease has been revised to 25 years, effective January 1, 1988, through January 5, 2013.

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

	 Note C - Supervisory Services

		   Registrant pays Counsel for supervisory services and disbursements (i) the basic payment of $100,000 per annum (the "Basic Payment") and (ii) an additional payment of 6% of all distributions to Participants in any year in excess of the amount representing a return of 9% per annum on their remaining original cash investment in any year ("Additional Payment"). At June 30, 1997, such remaining cash investment was $33,000,000, representing the original cash investment of the Participants in Registrant.

		   No remuneration was paid during the three and six month periods ended June 30, 1997 by Registrant to any of the Partners
	 as such. Pursuant to the fee arrangements described herein, Registrant paid Counsel $25,000 and $50,000, respectively, of the Basic Payment for supervisory services for the three and six month periods ended June 30, 1997, and $4,951 a month as the Additional Payment for supervisory services. The supervisory services
	 provided to Registrant by Counsel include legal, administrative
	 and financial services.  The legal and administrative services
	 Empire State Building Associates                               7.
	 June 30, 1997



	 include acting as general counsel to Registrant, maintaining all of its partnership records, performing physical inspections of the Building, reviewing insurance coverage and conducting annual partnership meetings. Financial services include monthly receipt of rent from Sublessee, payment of monthly rent to the fee owner, payment of monthly and additional distributions to the Participants, payment of all other disbursements, confirmation of the payment of real estate taxes, active review of financial statements submitted to Registrant by the Sublessee and financial statements audited and tax information prepared by Registrants' independent certified public accountant, and distribution of such materials to the Participants. Counsel also prepares quarterly, annual and other periodic filings with the Securities and Exchange Commission and applicable state authorities and distributes to the Participants quarterly source of distribution reports.

		   Reference is made to Note B of this Item 1 ("Note B") for a description of the terms of the Sublease between Registrant and Sublessee. The respective interests of the Partners in Registrant and in Sublessee arise solely from ownership of their respective participations in Registrant and, in the case of Mr. Malkin, his ownership of a partnership interest in Sublessee. The Partners receive no extra or special benefit not shared on a pro rata basis with all other Participants in Registrant or partners in Sublessee. However, each of the Partners, by reason of his respective partnership interest in Counsel, is entitled to receive his share of any legal fees or other remuneration paid to Counsel for legal and supervisory services rendered to Registrant and Sublessee.

		   As of June 30, 1997, the Partners owned of record and beneficially an aggregate of $186,250 of participations in Registrant, representing less than 1% of the currently outstanding participations therein totaling $33,000,000.

		   In addition, as of June 30, 1997 certain of the Partners (or their respective spouses) held additional Participations as follows:

		   Peter L. Malkin owned of record as trustee or co-trustee but not beneficially, $175,000 of Participations. Mr. Malkin disclaims any beneficial ownership of such Participations.

		   Isabel W. Malkin, the wife of Peter L. Malkin, owned of record and beneficially, $153,333 of Participations. Mr. Malkin disclaims any beneficial ownership of such Participations.

		   Stanley Katzman owned of record as trustee, but not beneficially, $25,000 of Participations. Mr. Katzman disclaims any beneficial ownership of such
		   Participations.
	 Empire State Building Associates                               8.
	 June 30, 1997




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

		   Registrant does not pay dividends. During the three and six month periods ended June 30, 1997, Registrant made regular monthly distributions of $98.21 for each $10,000 participation ($1,178.52 per annum for each $10,000 participation). There are no restrictions on Registrant's present or future ability to make distributions; however, the amount of such distributions depends solely on the ability of Sublessee to make monthly payments of Basic Rent and Overage Rent to Registrant in accordance with the terms of the Sublease. Registrant expects to make distributions in the future so long as it receives the payments provided for under the Sublease. See Note B.

		   Registrant's results of operations are affected primarily by the amount of rent payable to it under the Sublease. The amount of Overage Rent payable to Registrant is affected by
	 (i) the cycles in the New York City economy and real estate rental market and (ii) the cost of the Property improvement program described herein under Other Information. It is anticipated that remaining expenses for the improvement program to the Building, which commenced in 1990, will reduce the amount of Overage Rent otherwise payable for 1997. It is difficult for management to forecast the New York City real estate market over the next few years.

		   Total income increased for the three and six month
	 periods ended June 30, 1997 as compared with the three and six
	 month periods ended June 30, 1996. Such increase resulted from an increase in dividend income earned on funds temporarily invested
	 in Fidelity U.S. Treasury Income Portfolio.  Total expenses
	 remained the same for the three-month period ended June 30, 1997
	 as compared with the three-month period ended June 30, 1996.
	 Total expenses decreased for the six-month period ended June 30,
	 1997 as compared with the six-month period ended June 30, 1996.
	 Empire State Building Associates                               9.
	 June 30, 1997



	 Such decrease resulted from miscellaneous expenses incurred in the six-month period ended June 30, 1996.

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

		   The City of New York has asserted a utility tax deficiency in the amount of $277,125 against Sublessee, through December 31, 1994, in connection with water, steam and non-metered electricity rent inclusion charges to tenants, plus accrued interest of approximately $133,160 through June 30, 1997. Sublessee is contesting the calculation of the City's proposed utility tax deficiency before the New York City Tax Appeals Tribunal. The final outcome of Sublessee's appeal cannot presently be determined. It is anticipated that New York City will also seek to impose liability on Sublessee for additional New York City utility tax for periods after December 31, 1994. The amount of such additional tax has yet to be determined.

			   Liquidity and Capital Resources

		   There has been no significant change in Registrant's liquidity for the three and six month periods ended June 30, 1997, as compared with the three and six month periods ended June 30, 1996.

		   Registrant anticipates that the value of the Building and the Property will exceed the indicated balance sheet value at June 30, 1997.
	 Empire State Building Associates                              10.
	 June 30, 1997



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

			     PART II.  OTHER INFORMATION

	 Item 1.   Legal Proceedings

		   The Property of Registrant is the subject of the following pending litigation:

		   Studley v. Empire State Building Associates:  This
	      action was filed in October 1991, in New York Supreme Court. Plaintiff holds a $20,000 original participation in Registrant. The defendants are the partner Agents of Registrant and Wien, Malkin & Bettex (now Wien & Malkin LLP). Plaintiff has claimed that defendants have committed breaches of fiduciary duty in connection with a solicitation of consents of participants in Registrant in September, 1991, and in respect to other matters affecting Registrant. By order and decision dated July 14, 1997, the Court denied plaintiff's motion for partial summary judgment, granted the defendants' motion for summary judgment and dismissed the action. The plaintiff has served a Notice of Appeal with respect to the foregoing order.

		   Proceedings Involving Trump Empire State Partners:  In
	      December 1994, Registrant received a notice of default from
	      Trump Empire State Partners ("Trump"),  claiming that
	      Registrant is in violation of the Master Lease because of extensive work which Sublessee has undertaken as part of an improvement program that commenced before Trump reportedly acquired its interest in the Property in 1994. Trump's
	      notice also complains that the building is in need of
	      repairs.  On February 14, 1995, Registrant and Sublessee
	      filed an action in New York State Supreme Court against Trump
	      and a related entity for a declaratory judgment that none of
	      the matters set forth in the notice of default constitutes a
	 Empire State Building Associates                              11.
	 June 30, 1997



	      violation of the Master Lease or Sublease, and that the notice of default is entirely without merit. Registrant's and Sublessee's suit also seeks an injunction to prevent Trump from implementing the notice of default. On March 24, 1995, the Court granted Registrant a preliminary injunction against Trump. The injunction prohibits Trump from acting on its notice of default to Registrant, at any time, pending the prosecution of claims by Registrant and Sublessee for a final declaratory judgment and an injunction and other relief against the Trump defendants.

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

		   In May 1995, Registrant and Sublessee filed a separate
	      legal action against Trump and various affiliated persons for breach of the Master Lease and Sublease and for disparagement of the Property in violation of Registrant's and Sublessee's leasehold rights. The action was amended to include additional claims by Registrant and Sublessee seeking a declaratory judgment that they may act as an owner of the Property for purposes of making applications and related activities pursuant to the New York City Building Code. By decision and order dated October 24, 1996, the Court sustained Registrant's and Sublessee's claims concerning the parties who may act as owner of the property under the Building Code. Trump noticed an appeal of the foregoing order. The Court directed that the remaining claims should proceed to trial. At the same time, the Court dismissed Registrant's and Sublessee's claims against Trump and co-defendants for money damages. Registrant and Sublessee have taken an appeal from that portion of the Court's order dismissing their claims for money damages.

		   Wien & Malkin LLP, et. al. v. Helmsley-Spear, Inc., et.
	      al. On June 19, 1997 Wien & Malkin LLP and Peter L. Malkin filed an action in the Supreme Court of the State of New
	      York, on behalf of themselves and various partnerships, including Registrant, against Helmsley-Spear, Inc. and Leona Helmsley. The filing of the action was accompanied by a motion for a Temporary Restraining Order and a Preliminary Injunction by which the plaintiffs sought the return of over $5,000,000 in Empire State Building Company funds which were being wrongfully held by Helmsley-Spear, Inc., an order preventing Leona Helmsley from further violations of the
	 Empire State Building Associates                              12.
	 June 30, 1997



	      partnership agreements of the partnerships, and expedited discovery of Helmsley-Spear, Inc. and Leona Helmsley regarding the financial status of Helmsley-Spear, Inc. In their complaint, plaintiffs seek the same relief requested in the motion for a Temporary Restraining Order and Preliminary Injunction, as well as the removal of Helmsley-Spear, Inc. as managing and leasing agent for all of the buildings owned by the partnerships on whose behalf the action was brought. Plaintiffs also seek an order precluding Leona Helmsley from exercising any partner management powers in the partnerships. Justice Ira Gammerman ordered that argument on plaintiff's motion be heard June 24, and on the date ordered further argument on July 14, 1997. Defendants filed opposition papers to the motion for a Temporary Restraining Order and Preliminary Injunction on June 26 and cross-moved for arbitration on July 10. Plaintiffs filed reply papers on July 14, and defendants filed reply papers on their cross-motion for arbitration on July 26, 1997. Both motions are currently before the court. In addition, plaintiffs have served document requests on both defendants and notices of deposition on the officers of Helmsley-Spear, Inc. and Leona Helmsley.

	 Item 5.   Other Information

		   The Sublessee maintains the Building as a high-class office building as required by the terms of the Sublease.

		   In 1990, the Sublessee commenced its latest improvement program which is estimated to be completed in 1997 at a total cost in excess of $60,000,000. Under this program, approximately 6,400 windows are being replaced, and this portion of the program is completed. In addition, the elevators have been upgraded through installation of a computerized control system and replacement of all electrical and mechanical equipment. The elevator modernization program has increased elevator speed from 800 to 950 feet per minute to 1200 feet per minute. Also included is water-proofing the Building's exterior, resetting and repairing the limestone facade, upgrading the Building's security system, upgrading and replacing the Building's fire safety system and making substantial further improvement to the air-conditioning, domestic pump and water systems, waterproofing the mooring mast and installing a new observation ticket office.

		   Sublessee anticipates that the costs of improvements to be incurred will reduce or eliminate Overage Rent otherwise payable for 1997 through 1999, but should have no effect on the payment of Basic Rent in those years.
	 Empire State Building Associates                              13.
	 June 30, 1997



		   Under Sublessee's management, the Building recently won three awards from the Building Owners and Management Association ("BOMA") (BOMA/NY Award 1989; BOMA Middle Atlantic Region Award 1990/91 and the BOMA International Award for excellence 1992/93). The New York Landmarks Conservancy recently awarded a Merit Citation to the Building. In 1994, Metaloptics recognized the Building for excellence in lighting efficiency. In December 1994, Energy User News, a national publication, awarded a Certificate of Merit in the lighting category for excellence and innovation in energy efficiency and management of the Building.

	 Item 6.   Exhibits and Reports on Form 8-K

		   (a) The exhibit hereto is being incorporated by reference.

		   (b) Registrant filed a Form 8-K on July 1, 1997 reporting the commencement of an action against Helmsley-Spear, Inc. and Leona M. Helmsley. See Item 1.
	 Empire State Building Associates                               14.
	 June 30, 1997



				     SIGNATURES

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


	 Date: August 15, 1997


		   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the undersigned as Attorney-in-Fact for each of the Partners in Registrant, pursuant to the Power, on behalf of Registrant and as a Partner in Registrant, on the date indicated.


	 By:  /s/ Stanley Katzman
	      Stanley Katzman, Attorney-in-Fact*


	 Date: August 15, 1997










	 ______________________
	    *  Mr. Katzman supervises accounting functions for Registrant
	 Empire State Building Associates                               15.
	 June 30, 1997




				    EXHIBIT INDEX


	    Number                   Document                      Page*


	    25 Power of Attorney dated August 6, 1996 between Stanley Katzman, Peter L. Malkin and John L. Loehr as Partners of Registrant and Stanley Katzman and Richard A. Shapiro.



































	 ______________________
	 *    Page references are based on sequential numbering system.