Form 10-Q
period 1997-09-30
EMPIRE STATE BUILDING ASSOCIATES
filed 1997-11-26
CIK 32776

FORM 10-Q

			 SECURITIES AND EXCHANGE COMMISSION
			       Washington, D.C. 20549


	 [x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
			   SECURITIES EXCHANGE ACT OF 1934

	 For the quarterly period ended September 30, 1997

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

				  For the Three Months    For the Nine Months
				   Ended September 30,    Ended September 30,
				     1997        1996        1997       1996

 Income:

   Rent income, from a related
     party (Note B)               $1,504,688 $1,504,688  $4,514,063  $4,514,063
   Dividend income                     2,647      2,090       7,781       6,345
				  ---------- ----------  ----------  ----------
       Total income                1,507,335  1,506,778   4,521,844   4,520,408
				  ---------- ----------  ----------  ----------
 Expenses:

   Leasehold rent                    492,500    492,500   1,477,500   1,477,500
   Supervisory services, to a
     related party (Note C)           39,854     39,854     119,563     119,563
   Amortization of leasehold          52,117     52,117     156,351     156,351
   Miscellaneous                         -0-        -0-         -0-          47
				  ---------- ----------  ----------  ----------
       Total expenses                584,471    584,471   1,753,414   1,753,461
				  ---------- ----------  ----------  ----------
 Net income                       $  922,864 $  922,307  $2,768,430  $2,766,947
				  ========== ==========  ==========  ==========
 Earnings per $10,000 partici-
   pation unit, based on 3,300
   participation units out-
   standing during the year       $   279.66 $   279.49  $   838.92  $   838.47
				  ========== ==========  ==========  ==========

   Distributions per $10,000
     participation consisted
     of the following:
    Income                        $  279.66  $   279.49  $   838.92  $   838.47
    Return of capital                 14.99       15.16       45.02       45.47
				  ---------  ----------  ----------  ----------
	Total distributions       $  294.65  $   294.65  $   883.94  $   883.94
				  =========  ==========  ==========  ==========

	At September 30, 1997 and 1996, there were $33,000,000 of participations outstanding.






			 Empire State Building Associates
			      Condensed Balance Sheet
				 (Unaudited)                                  3.


 Assets                                  September 30, 1997  December 31, 1996
 Current assets
   Cash                                          $  375,933         $  368,152
   Prepaid rent                                      23,831             23,831
						 ----------         ----------
       Total current assets                         399,764            391,983

 Real Estate
   Leasehold on Empire State Building            39,000,000         39,000,000
     Less, allowance for amortization            35,820,840         35,664,489
						 ----------         ----------
						  3,179,160          3,335,511
						 ----------         ----------
       Total assets                              $3,578,924         $3,727,494
						 ==========         ==========

 Capital
   Capital January 1,                             3,727,494          3,927,316
   Add, Net income:
     January 1, 1997 through September 30, 1997   2,768,430                -0-
     January 1, 1996 through December 31, 1996          -0-          3,689,511
						 ----------        -----------
						  6,495,924          7,616,827
   Less, Distributions:
     Monthly distributions,
       January 1, 1997 through September 30, 1997 2,917,000                -0-
       January 1, 1996 through December 31, 1996        -0-          3,889,333
						 ----------        -----------
						  2,917,000          3,889,333
						 ----------        -----------
 Capital                                          3,578,924          3,727,494
						 ----------        -----------
     Total liabilities and capital               $3,578,924        $ 3,727,494
						 ==========        ===========






									    4.
			 Empire State Building Associates
			Condensed Statement of Cash Flows
				  (Unaudited)




					   January 1, 1997     January 1, 1996
						   through             through
					September 30, 1997  September 30, 1996

   Cash flows from operating activities:
     Net income                                $2,768,430          $2,766,947
     Adjustments to reconcile net income
       to cash provided by operating
       activities:
       Amortization of leasehold                  156,351             156,351
     Change in deferred credit                        -0-             501,563
					       ----------          ----------

       Net cash provided by operating
	 activities                             2,924,781            3,424,861
					       ----------          ----------
   Cash flows from financing activities:
     Cash distributions                        (2,917,000)         (2,917,000)
					       ----------          ----------
       Net cash used in financing
	 activities                            (2,917,000)         (2,917,000)
					       ----------          ----------
       Net increase (decrease) in cash and
	 cash equivalents                           7,781             507,861

   Cash and cash equivalents
     beginning of period                          368,152             359,505
					       ----------          ----------

   Cash and cash equivalents
     end of period                             $  375,933          $  867,366
					       ==========          ==========
	 Empire State Building Associates                               5.
	 September 30, 1997





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

	 Empire State Building Associates                               6.
	 September 30, 1997





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

	 Note C - Supervisory Services

		   Registrant pays Counsel for supervisory services and disbursements (i) the basic payment of $100,000 per annum (the "Basic Payment") and (ii) an additional payment of 6% of all distributions to Participants in any year in excess of the amount representing a return of 9% per annum on their remaining original cash investment in any year ("Additional Payment"). At
	 September 30, 1997, such remaining cash investment was $33,000,000, representing the original cash investment of the Participants in Registrant.

		   No remuneration was paid during the three and nine month periods ended September 30, 1997 by Registrant to any of the Part-ners as such. Pursuant to the Fee arrangements described herein, Registrant paid Counsel $25,000 and $75,000, respectively, of the Basic Payment for supervisory services for the three and nine month periods ended September 30, 1997, and $4,951 a month as the Additional Payment for supervisory services. The supervisory services provided to Registrant by Counsel include legal,

	 Empire State Building Associates                               7.
	 September 30, 1997





	 administrative and financial services. The legal and administrative services include acting as general counsel to Registrant, maintaining all of its partnership records, performing physical inspections of the Building, reviewing insurance coverage and conducting annual partnership meetings. Financial services include monthly receipt of rent from the Sublessee, payment of monthly rent to the fee owner, payment of monthly and additional distributions to the Participants, payment of all other disbursements, confirmation of the payment of real estate taxes, and active review of financial statements submitted to Registrant by the Sublessee and financial statements audited by and tax information prepared by Registrants' independent certified public accountant, and distribution of such materials to the Participants. Counsel also prepares quarterly, annual and other periodic filings with the Securities and Exchange Commission and applicable state authorities and distributes to the Participants quarterly source of distribution reports.

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

		   As of September 30, 1997, the Partners owned of record and beneficially an aggregate of $158,750 of participations in Registrant, representing less than 1% of the currently outstanding participations therein totaling $33,000,000.

		   In addition, as of September 30, 1997 certain of the Partners (or their respective spouses) held additional
	 Participations as follows:

		   Stanley Katzman owned of record as trustee, but not beneficially, $27,500 of Participations. Mr. Katzman disclaims any beneficial ownership of such Participations.

		   Peter L. Malkin owned of record as trustee or co-trustee, but not beneficially, $175,000 of Participations. Mr. Malkin disclaims any beneficial ownership of such Participations.

	 Empire State Building Associates                               8.
	 September 30, 1997





		   Isabel W. Malkin, the wife of Peter L. Malkin, owned of record and beneficially $153,333 of Participations. Mr. Malkin disclaims any beneficial ownership of such Participations.

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

		   Registrant does not pay dividends. During the three and nine month periods ended September 30, 1997, Registrant made regular monthly distributions of $98.21 for each $10,000 par-ticipation ($1,178.52 per annum for each $10,000 participation). There are no restrictions on Registrant's present or future ability to make distributions; however, the amount of such distributions depends solely on the ability of Sublessee to make payments of Basic Rent and Overage Rent to Registrant in accordance with the terms of the Sublease. Registrant expects to make distributions in the future so long as it receives the payments provided for under the Sublease. See Note B.

		   Registrant's results of operations are affected primarily by the amount of rent payable to it under the Sublease. The amount of Overage Rent payable to Registrant is affected by
	 (i) the cycles in the New York City economy and real estate rental market and (ii) the cost of the Property improvement program described herein under Other Information. It is anticipated that the remaining expenses for the improvement program to the Building, which commenced in 1990, will negatively impact Overage Rent otherwise payable for 1997. It is difficult for management to forecast the New York City real estate market over the next few years.

		   Total income increased for the three and nine month
	 periods ended September 30, 1997 as compared with the three and
	 nine month periods ended September 30, 1996.  Such increase
	 resulted from an increase in dividend income earned on funds temporarily invested in Fidelity U.S. Treasury Income Portfolio.
	 Total expenses remained the same for the three-month period ended
	 Empire State Building Associates                               9.
	 September 30, 1997





	 September 30, 1997 as compared with the three-month period ended September 30, 1996. Total expenses decreased for the nine-month period ended September 30, 1997 as compared with the nine-month period ended September 30, 1996. Such decrease resulted from miscellaneous expenses incurred in the nine-month period ended September 30, 1997.

		   The State of New York has asserted utility tax deficiencies through December 31, 1992 in connection with water, steam and non-metered electricity rent inclusion charges to tenants, plus estimated accrued interest. The Supreme Court, New York County, granted summary judgment in favor of the State, which ruling was affirmed by the Appellate Division, First Department, holding that the State utility tax applies to such rent inclusion charges. Sublessee sought permission to appeal the Appellate Division's decision and order to the Court of Appeals. The Court of Appeals denied Sublessee's motion. In May 1996, Sublessee entered into a settlement agreement with the State. Pursuant to the terms of the settlement agreement, Sublessee agreed to pay the State's assessed tax in the sum of $979,109, plus interest of approximately $605,000 through July 31, 1996. The State has agreed to payment of the aforesaid liability over a period of four years, commencing August, 1996, in equal monthly installments of $40,000, including interest on the unpaid balance at the statutory rate. Installment payments to the State of $40,000 per month have been made by Sublessee commencing on August 1, 1996. It is anticipated that New York State will seek to impose liability on Sublessee for State utility tax for periods after December 31, 1992. The amount of such additional tax has yet to be determined.

		   The City of New York has asserted a utility tax deficiency in the amount of $277,125 against Sublessee, through December 31, 1994, in connection with water, steam and non-metered electricity rent inclusion charges to tenants, plus accrued interest of approximately $138,380 through July 31, 1997. Sublessee is contesting the calculation of the City's proposed utility tax deficiency before the New York City Tax Appeals Tribunal. The final outcome of Sublessee's appeal cannot presently be determined. It is anticipated that New York City will also seek to impose liability on Sublessee for additional New York City utility tax for periods after December 31, 1994. The amount of such additional tax has yet to be determined.


			   Liquidity and Capital Resources

		   There has been no significant change in Registrant's liquidity for the three and nine month periods ended September 30, 1997, as compared with the three and nine month periods ended September 30, 1996.

	 Empire State Building Associates                              10.
	 September 30, 1997





		   Assuming that the Building continues to generate an annual net profit in future years comparable to that in the current year, Registrant anticipates that the value of the Building and the Property will exceed the indicated balance sheet value at September 30, 1997.

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

			     PART II.  OTHER INFORMATION

	 Item 1.   Legal Proceedings

		   The Property of Registrant is the subject of the following pending litigation:

		   Studley v. Empire State Building Associates:  This
	      action was filed in October 1991, in New York Supreme Court. Plaintiff holds a $20,000 original participation in Registrant. The defendants are the partner Agents of Registrant and Wien, Malkin & Bettex (now Wien & Malkin LLP). Plaintiff has claimed that defendants have committed breaches of fiduciary duty in connection with a solicitation of consents of participants in Registrant in September, 1991, and in respect to other matters affecting Registrant. By order and decision dated July 14, 1997, the Court denied plaintiff's motion for partial summary judgment, granted the defendants' motion for summary judgment and dismissed the action. The plaintiff has filed an appeal with respect to the foregoing order. The appeal is scheduled to be heard by the Appellate Court in early 1998.

		   Proceedings Involving Trump Empire State Partners:  In
	      December 1994, Registrant received a notice of default from Trump Empire State Partners ("Trump"), claiming that Registrant is in violation of the Master Lease because of extensive work which Sublessee has undertaken as part of an improvement program that commenced before Trump reportedly acquired its interest in the Property in 1994. Trump's notice also complains that the building is in need of

	 Empire State Building Associates                              11.
	 September 30, 1997





	      repairs. On February 14, 1995, Registrant and Sublessee filed an action in New York State Supreme Court against Trump and a related entity for a declaratory judgment that none of the matters set forth in the notice of default constitutes a violation of the Master Lease or Sublease, and that the notice of default is entirely without merit. Registrant's and Sublessee's suit also seeks an injunction to prevent Trump from implementing the notice of default. On March 24, 1995, the Court granted Registrant a preliminary injunction against Trump. The injunction prohibits Trump from acting on its notice of default to Registrant, at any time, pending the prosecution of claims by Registrant and Sublessee for a final declaratory judgment and an injunction and other relief against the Trump defendants.

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

		   Wien & Malkin LLP, et. al. v. Helmsley-Spear, Inc., et.
	      al. On June 19, 1997 Wien & Malkin LLP and Peter L. Malkin filed an action in the Supreme Court of the State of New
	      York, on behalf of themselves and various partnerships, including Registrant, against Helmsley-Spear, Inc. and Leona Helmsley. The filing of the action was accompanied by a motion for a Temporary Restraining Order and a Preliminary Injunction by which the plaintiffs sought the return of over

	 Empire State Building Associates                              12.
	 September 30, 1997





	      $5,000,000 in Empire State Building Company funds which were being wrongfully held by Helmsley-Spear, Inc., an order preventing Leona Helmsley from further violations of the partnership agreements of the partnerships, and expedited discovery of Helmsley-Spear, Inc. and Leona Helmsley regarding the financial status of Helmsley-Spear, Inc. In their complaint, plaintiffs sought the same relief requested in the motion for a Temporary Restraining Order and Preliminary Injunction, as well as the removal of Helmsley-Spear, Inc. as managing and leasing agent for all of the buildings owned by the partnerships on whose behalf the action was brought. Plaintiffs also sought an order precluding Leona Helmsley from exercising any partner management powers in the partnerships. In August, 1997, the Supreme Court directed that the foregoing claims proceed to arbitration. As a result, Mr. Malkin and Wien & Malkin LLP have filed an arbitration complaint against Helmsley-Spear, Inc. and Mrs. Helmsley before the American Arbitration Association. Helmsley-Spear, Inc. and Mrs. Helmsley have served answers denying liability and asserting various affirmative defenses and counterclaims. Mr. Malkin and Wien & Malkin LLP intend to file a reply denying the counterclaims; the reply is due December 1997.

	 Item 5.   Other Information

		   The Sublessee maintains the Building as a high-class office building as required by the terms of the Sublease.

		   In 1990, Sublessee commenced its latest improvement program which is estimated to be completed in 1997 at a total cost in excess of $60,000,000. Under this program, approximately 6,400 windows are being replaced and this portion of the program is completed. In addition, the elevators have been upgraded through the installation of a computerized control system and replacement of all electrical and mechanical equipment. The elevator modernization program has increased elevator speed from 800 to 950 feet per minute to 1200 feet per minute. Also included is water-proofing the Building's exterior, resetting and repairing the limestone facade, upgrading the Building's security system, upgrading and replacing the Building's fire safety system and making substantial further improvement to the air-conditioning, domestic pump and water systems, waterproofing the mooring mast and installing a new observation deck ticket office.

		   The Sublessee anticipates that the costs of improvements to be incurred will reduce or eliminate Overage Rent otherwise payable for 1997 through 1999, but should have no effect on the payment of Basic Rent in those years.

	 Empire State Building Associates                              13.
	 September 30, 1997





		   Under Sublessee's management, the Building recently won three awards from the Building Owners and Management Association ("BOMA") (BOMA/NY Award 1989; BOMA Middle Atlantic Region Award 1990/91 and the BOMA International Award for excellence 1992/93). The New York Landmarks Conservancy recently awarded a Merit Citation to the Building. In 1994, Metaloptics recognized the Building for excellence in lighting efficiency. In December 1994, Energy User News, a national publication, awarded a Certificate of Merit in the lighting category for excellence and innovation in energy efficiency and management of the Building.

	 Item 6.   Exhibits and Reports on Form 8-K

		   (a)  The exhibit hereto is incorporated by reference.

		   (b) Registrant filed a report on Form 8-K on July 1, 1997 reporting the commencement of an action against Helmsley-Spear, Inc. and Leona M. Helmsley. See Item 1.

	 Empire State Building Associates                              14.
	 September 30, 1997





				     SIGNATURES

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


	 Dated:  November 25, 1997


		   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the undersigned as Attorney-in-Fact for each of the Partners in Registrant, pursuant to the Power, on behalf of Registrant and as a Partner in Registrant, on the date indicated.


	 By:  /s/ Stanley Katzman
	      Stanley Katzman, Attorney-in-Fact*


	 Dated:  November 25, 1997










	 ______________________
	    *  Mr. Katzman supervises accounting functions for Registrant

	 Empire State Building Associates                               15.
	 September 30, 1997





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