Form 10-K
period 1997-12-31
EMPIRE STATE BUILDING ASSOCIATES
filed 1998-04-16
CIK 32776

FORM 10-K
                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                         THE SECURITIES EXCHANGE ACT OF 1934
         For the fiscal year ended December 31, 1997

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

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ___

         An Exhibit Index is located on pages   through    of this report.
         Number of pages (including exhibits) in this filing:38






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

                   The master lease (the "Master Lease"), which commenced on December 27, 1961, currently expires on January 5, 2013. The Lease contains three 21-year renewal options, which have not been exercised. If all of the options are exercised, the Lease will expire on January 5, 2076. Registrant previously exercised an option to renew the Lease for the term ending January 5, 2013.

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

                   Sublessee is a partnership in which Peter L. Malkin is a partner. Two of the Partners in Registrant are also current members and one Partner in Registrant is a former, retired member of the law firm of Wien & Malkin LLP, 60 East 42nd Street, New York, New York, counsel to Registrant and to Sublessee (the "Counsel"). See Items 10, 11, 12 and 13 hereof for a description of the ongoing services rendered by, and compensation paid to, Counsel and for a discussion of certain relationships which may pose potential conflicts of interest among Registrant, Sublessee and certain of their respective affiliates.

                   As of December 31, 1997, the Building was 88% occupied by approximately 750 tenants who engage in various businesses, including the practice of law and accounting, ladies' and men's apparel, and ladies' and men's shoes. Registrant does not maintain a full-time staff. See Item 2 hereof for additional information concerning the Property.






                   (b)  The Lease and Sublease

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

                   Overage Rent income is recognized when earned from the Sublessee, at the close of the year ending December 31; such income is not determinable until the Sublessee, pursuant to the Sublease, renders to Registrant a certified report on the Sublessee's operation of the Property. The Sublease requires that this report be delivered to Registrant annually within 60 days after the end of each such fiscal year. Accordingly, all Overage Rent income and certain supervisory services expense are reflected in the fourth quarter of each year. The Sublease does not provide for the Sublessee to render interim reports to Registrant. See
         Note 3 of Notes to Financial Statements filed under Item 8 hereof (the "Notes") regarding Overage Rent payments by Sublessee for the fiscal years ended December 31, 1997, 1996 and 1995. There was Overage Rent of $2,401,300 for the year ended December 31, 1997.

                   (c)  Competition

                   Pursuant to tenant space leases at the Building, the average annual base rental payable to Sublessee is approximately $34 per square foot (exclusive of electricity charges and escalation) which is at market level as compared to the average rental rates charged by office buildings offering comparable space in the immediate vicinity. This is primarily due to a demand for office space in a building which is considered to have a unique reputation and a prime location in midtown Manhattan. The Building is the only major office building in the Fifth Avenue area between 23rd and 34th Streets. Registrant has been advised that the average rental rate is approximately $25.50 per square foot at both 358 Fifth Avenue and 362 Fifth Avenue, which are neighboring office buildings (containing 12 and 14 stories, respectively) containing upgraded standard installations, but lacking comparable views and window space. The average rental rate at 3 Park Avenue, which contains approximately 35 stories and is only sixteen years old, is approximately $29 per square foot, and the average rental rate at 1350 Broadway, which contains 37 stories, is approximately $25 per square foot. Most of these buildings are about the same age as the Building.

                   In the overall rental market for commercial space in Manhattan, rents range from approximately $60 per square foot for prime office space to approximately $15 per square foot in less developed industrial and/or secondary commercial areas. Accordingly, rents at the Building may be considered competitive for prime office space in midtown Manhattan, given the relative condition of surrounding buildings and the nature of services, amenities and office space offered by them as compared to the Building.

                   (d)  Tenant Leases

                   Sublessee operates the Building free from any federal, state or local government restrictions involving rent control or other similar rent regulations which may be imposed upon residential real estate in Manhattan. Any increase or decrease in the amount of rent payable by a tenant is governed by the provisions of the tenant's lease.


         Item 2.   Property.

                   Registrant owns the tenant's interest in a master operating leasehold on the Building known as the Empire State Building and on the land thereunder located at 350 Fifth Avenue in New York City. See Item 1 hereof. The Building, erected in 1931 and containing 102 stories, a concourse and a lower lobby, occupies the entire blockfront from 33rd Street to 34th Street on Fifth Avenue. The Building has 72 passenger elevators and 4 freight elevators and is equipped with air conditioning and individual air handling units. The Building is subleased to Sublessee under the Sublease which expires on January 4, 2013 and contains three 21-year renewal options. See Item 1 hereof for a description of the terms of the Lease and Sublease.

         Item 3.   Legal Proceedings.

                   The Property of Registrant is the subject of the following pending litigation:

                   Studley v. Empire State Building Associates: On October 21, 1991, in an action entitled Studley v. Empire State Building Associates et al., the holder of a $20,000 original participation in Registrant brought suit in New York Supreme Court, New York County against the Agents for Registrant (Peter L. Malkin, Donald
         A. Bettex and Alvin Silverman), in their individual capacities and Wien, Malkin & Bettex (currently "Wien & Malkin LLP") counsel to Registrant. The suit claimed that the defendants had engaged in breaches of fiduciary duty and acts of self-dealing in relation to the Agents' solicitation of consents and authorizations from the participants in Registrant in September 1991 and in relation to other unrelated acts of the Agents and the sublessee. By order dated July 14, 1997, and entered July 29, 1997, the Court granted defendants' motion for summary judgment and dismissal of the action. The Plaintiff filed an appeal with respect to the foregoing order. By decision and order entered April 2, 1998, the Appellate Court unanimously affirmed the order dismissing the action.

                   Proceedings Involving Trump Empire State Partners: In December 1994, Registrant received a notice of default from Trump. The Trump default notice to Registrant claimed that Registrant was in violation of its master lease because of extensive work which Sublessee had undertaken as part of an improvement program that commenced before Trump reportedly acquired its interest in the property in 1994. Trump's notice also complained that the Building was in need of repairs. On February 14, 1995, Registrant and Sublessee filed an action in New York State Supreme Court against Trump for a declaratory judgment that none of the matters set forth in the notice of default constitutes a violation of the master lease or sublease, and that the notice of default is entirely without merit. Registrant's and Sublessee's suit also seeks an injunction to prevent Trump from implementing the notice of default. On March 24, 1995, the Court granted Registrant a preliminary injunction against Trump. In 1996 the Court granted two additional preliminary injunctions against Trump with respect to two additional default notices. The preliminary injunctions prohibit Trump from acting on its notices of default to Registrant at any time, pending the prosecution of claims by Registrant and Sublessee for a final declaratory judgment and an injunction and other relief against the Trump defendants. The Appellate Court has upheld and affirmed the granting of such preliminary injunctions against the Trump defendants.

                   On February 15, 1995, Trump filed an action against Registrant, Sublessee, Counsel, Harry B. Helmsley, a partner in Sublessee, Helmsley-Spear, Inc. (the management company of the Empire State Building), and the Agents for Registrant in New York State Supreme Court, alleging that the notice of default is valid and seeking damages and related relief based thereon. On October 24, 1996 the Court dismissed all of Trump's claims in their entirety against all defendants in the action. Trump appealed this Order. The Appellate Court has unanimously affirmed the dismissal of Trump's claims.

                   In May, 1995, Registrant and Sublessee filed a separate legal action against Trump and various affiliated persons for breach of the master lease and sublease, and disparagement of the property in violation of Registrant' and Sublessee's leasehold rights. The action was amended to include additional claims by Registrant and Sublessee seeking a declaratory judgment that they may act as an owner of the Property for purposes of making applications and related activities pursuant to the New York City Building Code. By decision and order dated October 24, 1996, the Court sustained Registrant's and Sublessee's claims concerning the parties who may act as owner of the Property under the Building Code, but dismissed Registrant's and Sublessee's claims against Trump and co-defendants for money damages. Registrant and Sublessee appealed that portion of the Court's order dismissing their claims for money damages. The Appellate Court has affirmed that part of the Court's order dismissing the claims for money damages.

                   New York Skyline Inc.: Registrant is a defendant in an action instituted in the Supreme Court of the State of New York, County of New York, entitled New York Skyline Inc. v. Empire State Building Company, Empire State Building Associates, Nell H. Kessner, Helmsley-Spear, Inc. and Stephen A. Tole. This lawsuit, which was brought by a tenant in the Building and was filed on December 23, 1997, seeks at least $205,000,000 in damages. In its complaint, plaintiff-tenant asserts thirteen causes of action (twelve of which are against Sublessee) in connection with its leases and license agreements of space in the Building and alleges that it is entitled to, among other things, specific performance as to its alleged rights under its leases and licensing agreements with Sublessee, a declaratory judgment as to the rights of the parties under the leases and licensing agreements, any monies allegedly due plaintiff under those agreements, as well as injunctive relief and additional money damages. While the complaint includes Registrant as a named defendant, it does not allege or identify any agreement between plaintiff and Registrant or any other basis of liability on Registrant's part to plaintiff.

                   On or about February 5, 1998, plaintiff served an amended complaint which, among other things, added Kessner & Cyruli, f/k/a Nell H. Kessner & Associates, former landlord-tenant counsel for the Building, and Eileen Aluska, a former Helmsley-Spear, Inc. employee, as party defendants. The amended complaint asserts eleven causes of action, similar to those asserted in the original complaint.

                   On March 16, 1998, Registrant filed an answer to the amended complaint denying all allegations of liability.
         Registrant intends to contest the case vigorously.

                   Because the action is still in the pleading stage and pre-trial discovery has not yet started, counsel for Registrant has not formed a professional conclusion that an adverse outcome is either probable or remote.

                   Wien & Malkin LLP, et. al. v. Helmsley-Spear, Inc., et. al. On June 19, 1997 Wien & Malkin LLP and Peter L. Malkin filed an action in the Supreme Court of the State of New York, against Helmsley-Spear, Inc. and Leona Helmsley concerning various partnerships which own, lease or operate buildings managed by Helmsley-Spear, Inc., including Registrant's property. In their complaint, plaintiffs sought the removal of Helmsley-Spear, Inc. as managing and leasing agent for all of the buildings.
         Plaintiffs also sought an order precluding Leona Helmsley from exercising any partner management powers in the partnerships. In August, 1997, the Supreme Court directed that the foregoing claims proceed to arbitration. As a result, Mr. Malkin and Wien & Malkin LLP filed an arbitration complaint against Helmsley-Spear, Inc. and Mrs. Helmsley before the American Arbitration Association. Helmsley-Spear, Inc. and Mrs. Helmsley served answers denying liability and asserting various affirmative defenses and counterclaims; and Mr. Malkin and Wien & Malkin LLP filed a reply denying the counterclaims. By agreement dated December 16, 1997, Mr. Malkin and Wien & Malkin LLP (each for their own account and not in any representative capacity) reached a settlement with Mrs. Helmsley of the claims and counterclaims in the arbitration and litigation between them. Mr. Malkin and Wien & Malkin LLP are continuing their prosecution of claims in the arbitration for relief against Helmsley-Spear, Inc., including its termination as the leasing and managing agent for various entities and properties, including the Registrant's Sublessee.

         Item 4.   Submission of Matters to a Vote of Participants.

                   During the fourth quarter of the fiscal year ended December 31, 1997, Registrant did not submit any matter to a vote by the Participants through the solicitation of proxies or otherwise.

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

                   (a) The Participations neither are traded on an established securities market nor are readily tradable on a secondary market or the substantial equivalent thereof. Based on Registrant's transfer records, Participations are sold by the holders thereof from time to time in privately negotiated transactions and, in many instances, Registrant is not aware of the prices at which such transactions occur. During the past year there were 169 transfers. In 21 instances, the indicated purchase price was equal to 1.5 times the face amount of the participation transferred, i.e., $15,000 for a $10,000 participation. In seven instances, the indicated purchase price was equal to 2.25 times the face amount of the Participation transferred. In one instance, the purchase price was equal to 1.7 times the face amount of the participation transferred. In all other cases, no consideration was indicated.

                   (b) As of December 31, 1997, there were 2,622 holders of Participations of record.

                   (c) Registrant does not pay dividends. During the year ended December 31, 1997, Registrant made regular monthly distributions of $98.21 for each $10,000 Participation. There was Overage Rent payable of $2,401,300 for the year ended December 31, 1997 and Registrant made additional distributions for each $10,000 Participation of $321.61 on March 5, 1998. See Item 1 hereof. There are no restrictions on Registrant's present or future ability to make distributions; however, the amount of such distri-butions, particularly distributions of Overage Rent, depends solely on Sublessee's ability to make payments of Basic Rent and

         Overage Rent to Registrant. See Item 1 hereof. Registrant expects to make monthly distributions in the future so long as it receives the payments provided for under the Sublease. See Item 7 hereof.

Item 6.
                              EMPIRE STATE BUILDING ASSOCIATES


                                  SELECTED FINANCIAL DATA

                                              Year ended December 31,

                           997         1996        1995       1994        1993
Basic rent income....  $6,018,750 $6,018,750  $6,018,750 $6,018,750 $ 6,018,750
Overage rent income..   2,401,300          0           0  3,597,887   7,712,818
Dividend income......      10,377      8,647      35,556     39,667      60,657

   Total revenues....  $8,430,427 $6,027,397   6,054,306 $9,656,304 $13,792,225


Net income............ $4,752,560 $3,689,511  $3,716,420 $7,100,005 $10,987,930


Earnings per $10,000
 participation unit,
 based on 3,300
 participation units
 outstanding during
 the year............. $    1,440 $    1,118  $    1,126 $    2,152 $     3,330


Total assets.......... $5,930,702 $3,727,494  $3,927,316 $7,527,783 $11,620,333


Long-term obligations. $    -0-   $    -0-    $    -0-   $    -0-   $     -0-


Distributions per $10,000
 participation unit, based
 on 3,300 participation
 units outstanding
 during the year:
   Income............. $    1,179 $    1,118  $    1,126 $    2,152 $     3,330

   Return of capital..      -0-           61       1,089      1,241       1,586

   Total distributions.$    1,179 $    1,179  $    2,215 $    3,393 $     4,916

         Item 7.   Management's Discussion and Analysis of
                   Financial Condition and Results of Operations.

                   Registrant was organized solely for the purposes of owning the Property described in Item 2 hereof subject to the Sublease. Registrant is required to pay from Basic Rent the amounts due for supervisory services and to distribute the balance of such rental payments to Participants. Registrant is required to pay from Overage Rent additional amounts for supervisory services and then to distribute the balance of such Overage Rent to the Participants. Pursuant to the Sublease, Sublessee has assumed sole responsibility for the condition, operation, repair, maintenance and management of the Building. Registrant need not maintain substantial reserves or otherwise maintain liquid assets to defray any operating expenses of the Property.

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

                   The following summarizes the material factors affecting Registrant's results of operations for the three preceding years:

         (a) Total income increased for the year ended December 31, 1997 as compared with the year ended December 31, 1996. Such increase resulted from the receipt of Overage Rent in the year 1997 and an increase in dividend income earned as compared with the year ended December 31, 1996. Total income decreased for the year ended December 31, 1996 as compared with the year ended December 31, 1995 because of a reduction in dividend income earned. See Note 3 of the Notes.

         (b) Total expenses increased for the year ended December 31, 1997 as compared with the year ended December 31, 1996. Such increase was the result of an increase in additional payment for supervisory services because of the receipt of Overage Rent and the incurrence of legal fees during the year ended December 31, 1997. Total expenses were the same for the years ended December 31, 1996 and December 31, 1995. See Notes 3, 5 and 9 of the Notes.

                   The State of New York has asserted utility tax deficiencies through December 31, 1992 in connection with water, steam and non-metered electricity rent inclusion charges to tenants, plus estimated accrued interest. The Supreme Court, New York County, granted summary judgment in favor of the State, which ruling was affirmed by the Appellate Division, First Department, holding that the State utility tax applies to such inclusion charges. Sublessee sought permission to appeal the Appellate Division's decision and order to the Court of Appeals. The Court of Appeals denied Sublessee's motion. In May, 1996, Sublessee entered into a settlement agreement with the State. Pursuant to the terms of the settlement agreement, Sublessee agreed to pay the State's assessed tax in the sum of $979,109, plus interest of approximately $605,000 through July 31, 1996. The State has agreed to payment of the aforesaid liability over a period of four years, commencing August, 1996, in equal monthly installments of $40,000, including interest on the unpaid balance at the statutory rate. Installment payments to the State of $40,000 per month have been made by Sublessee commencing on August 1, 1996. It is anticipated that New York State will seek to impose liability on Sublessee for State utility tax for periods after December 31, 1992. The amount of such additional tax has yet to be determined.

                   The City of New York has asserted a utility tax deficiency in the amount of $277,125 against Sublessee, through December 31, 1994, in connection with water, steam and non-metered electricity rent inclusion charges to tenants, plus accrued interest of approximately $163,012 through December 31, 1997. Sublessee is contesting the calculation of the City's proposed utility tax deficiency before the New York City Tax Appeals Tribunal. The final outcome of Sublessee's appeal cannot presently be determined. It is anticipated that New York City will seek to impose liability on Sublessee for additional New York City utility tax for periods after December 31, 1994. The amount of such additional tax has yet to be determined.

                           Liquidity and Capital Resources

                   There has been no significant change in Registrant's liquidity or capital resources for the fiscal year ended
         December 31, 1997 as compared with the fiscal year ended
         December 31, 1996.

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

                   In 1990, the Sublessee commenced its latest improvement program which is estimated to be completed in 1999 at a total cost of approximately $68,000,000. Under this program, approximately 6,400 windows are being replaced and this portion of the program is completed. In addition, the elevators have been upgraded through installation of a computerized control system and the replacement of all electrical and mechanical equipment. The elevator modernization program has increased elevator speed from 800 to 950 feet per minute to 1200 feet per minute. Also included is waterproofing the Building's exterior, resetting and repairing the limestone facade, upgrading the Building's security system, upgrading and replacing the Building's fire safety system and making substantial further improvement to the air-conditioning, domestic pump and water systems, waterproofing the mooring mast and installing a new observation deck ticket office.

                   The Sublessee anticipates that the costs of improvements to be incurred will reduce Overage Rent during the years 1998 and 1999, but should have no effect on the payment of Basic Rent in those years.

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

                                      PART III

         Item 10.  Directors and Executive Officers of Registrant.

                   Registrant has no directors or officers or any other centralization of management. There is no specific term of office for any Partner. The table below sets forth as to each Partner as of December 31, 1997 the following: name, age, nature of any family relationship with any other Partner, business experience during the past five years and principal occupation and employment during such period, including the name and principal business of any corporation or any organization in which such occupation and employment was carried on and the date such individual became a
         Partner:

                                                       Principal      Date
                      Nature of                      Occupation     Individual
                      Family        Business         and            became
 Name            Age  Relationship  Experience       Employment     Partner

 Stanley Katzman 65      None       Attorney-at-Law  Senior Partner    1996
                                                       Wien & Malkin
                                                       LLP,
                                                       Counsellors-
                                                       at-Law

 John L. Loehr   61      None       Attorney-at-Law  Retired former    1996
                                                       Senior Partner
                                                       Wien & Malkin
                                                       LLP,
                                                       Counsellors-
                                                       at-Law

 Peter L. Malkin 64      None       Attorney-at-Law  Senior Partner    1961
                                                       Wien & Malkin
                                                       LLP,
                                                       Counsellors-
                                                       at-Law


                   As stated above, two of the Partners are current members of Counsel and one Partner is now a retired former member of Counsel. See Items 1, 11, 12 and 13 hereof for a description of the services rendered by, and the compensation paid to, Counsel and for a discussion of certain relationships which may pose actual or potential conflicts of interest among Registrant, Sublessee and certain of their respective affiliates.

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

                   No remuneration was paid during the current fiscal year ended December 31, 1997 by Registrant to any of the Partners as such. Registrant pays Counsel, for supervisory services and disbursements, fees of $100,000 per annum plus 6% of all sums distributed to the Participants in excess of 9% per annum on their original cash investment. Pursuant to such arrangements described herein, Registrant paid Counsel a total of $227,161 (consisting of $100,000 as an annual basic payment for supervisory services and $127,161 as an additional payment for supervisory services) for supervisory services rendered during the fiscal year ended December 31, 1997. The supervisory services include, among other items, the preparation of reports and related documentation required by the Securities and Exchange Commission, the monitoring of all areas of federal and local securities law compliance, the preparation of certain financial reports, as well as the supervision of accounting and other documentation related to the administration of Registrant's business. See Item 7 hereof. Out of its fees, Counsel paid all disbursements and costs of regular accounting services. As noted in Items 1 and 10 of this report, the Partners are also members of Counsel.


         Item 12. Security Ownership of Certain Beneficial Owners and Management.

                        (a)  Registrant has no voting securities.  See
         Item 5 hereof. At December 31, 1997, no person owned of record or was known by Registrant to own beneficially more than 5% of the outstanding Participations.

                        (b)  At December 31, 1997, the Partners (see
         Item 10 hereof) beneficially owned, directly or indirectly, the following Participations:

                               Name & Address      Amount of
                               of Beneficial       Beneficial     Percent
         Title of Class            Owners          Ownership      of Class

         Participations     John L. Loehr          $ 40,000       .1212%
         in Partnership     286 Alpine Circle
         Interests          Rivervale, NJ  07675

                            Peter L. Malkin        $138,750       .4205%
                            21 Bobolink Lane
                            Greenwich, CT  06830


                   At such date, certain of the Partners (or their respective spouses) held additional Participations as follows:

                        Stanley Katzman owned of record as trustee but not
                   beneficially $27,500 of Participations. Mr. Katzman disclaims any beneficial ownership of such Participations.

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

                        (c)  Not applicable.

         Item 13.  Certain Relationships and Related Transactions.

                        (a)  As stated in Item 1 hereof, Mr. Stanley
         Katzman, Mr. John L. Loehr and Mr. Peter L. Malkin are the three Partners of Registrant and also act as agents for the Participants in their respective partnership interests. Mr. Malkin is also a partner in Sublessee. As a consequence of one of the three Partners being a partner in Sublessee, two of the Partners being current members of Counsel and one Partner being a retired, former member of Counsel (which represents Registrant and Sublessee), certain actual and potential conflicts of interest may arise with respect to the management and administration of the business of Registrant. However, under the respective participating agreements pursuant to which the Partners act as agents for the Participants, certain transactions require the prior consent from

         Participants owning a specified interest under the agreement in order for the agents to act on their behalf. Such transactions include modifications and extensions of the Sublease, or a sale or other disposition of the Property or substantially all of Registrant's other assets.

                        Reference is made to Items 1 and 2 hereof for a description of the terms of the Sublease between Registrant and Sublessee. The respective interests of the Partners in Registrant and in the Sublease arise solely from ownership of their respective participations in Registrant and, in the case of Mr. Malkin, his ownership of a partnership interest in Sublessee. The Partners receive no extra or special benefit not shared on a pro rata basis with all other security holders of Registrant or partners in Sublessee. However, two of the Partners, by reason of their respective interest in Counsel, are entitled to receive their pro rata share of any legal fees or other remuneration paid to Counsel for professional services rendered to Registrant and Sublessee. See Item 11 hereof for a description of the remuneration arrangements between Registrant and Counsel relating to supervisory services provided by Counsel.

                        Reference is also made to Items 1 and 10 hereof for a description of the relationship between Registrant and Counsel, of which two of the Partners are among its current members. The interest of each Partner in any remuneration paid or given by Registrant to Counsel arise solely from the ownership of such Partner's interest in Counsel. See Item 11 hereof for a description of the remuneration arrangements between Registrant and Counsel relating to supervisory services provided by Counsel.

                        (b)  Reference is made to Paragraph (a) above.

                        (c)  Not applicable.

                        (d)  Not applicable.

                                       PART IV

         Item 14.  Exhibits, Financial Statement Schedules and
                   Reports on Form 8-K.

                   (a)(1)  Financial Statements:

                   Consent of Jacobs Evall & Blumenfeld LLP, Certified Public Accountants, dated March 12, 1998.

                   Accountant's Report of Jacobs Evall & Blumenfeld LLP, Certified Public Accountants, dated March 4, 1998.

                   Balance Sheets at December 31, 1997 and at December 31, 1996 (Exhibit A).

                   Statements of Income for the fiscal years ended December 31, 1997, 1996 and 1995 (Exhibit B).

                   Statement of Partners' Capital for the fiscal year ended December 31, 1997 (Exhibit C-1).

                   Statement of Partners' Capital for the fiscal year ended December 31, 1996 (Exhibit C-2).

                   Statement of Partners' Capital for the fiscal year ended December 31, 1995 (Exhibit C-3).

                   Statements of Cash Flows for the fiscal years ended December 31, 1997, 1996 and 1995 (Exhibit D).

                   Notes to Financial Statements for the fiscal years ended December 31, 1997, 1996 and 1995.

                   (2)  Financial Statement Schedules:

                   List of Omitted Schedules.

                   Real Estate and Accumulated Depreciation - December 31, 1997 (Schedule III).

                   (3)  Exhibits:  See Exhibit Index.

                   (b) No Form 8-K was filed by Registrant for the final quarter of 1997.

[LETTERHEARD OF
 JACOBS EVALL & BLUMENFELD LLP
 CERTIFIED PUBLIC ACCOUNTANTS]









                                           March 12, 1998




Empire State Building Associates
New York, N. Y.



We consent to the use of our independent accountants' report dated

March 4, 1998 covering our audits of the accompanying financial statements of Empire State Building Associates in connection with and as part of your December 31, 1997 annual report (Form 10-K) to the

Securities and Exchange Commission.






                                     Jacobs Evall & Blumenfeld LLP
                                     Certified Public Accountants

	INDEPENDENT ACCOUNTANTS' REPORT


To the participants in Empire State Building Associates
(a Partnership)
New York, N. Y.


We have audited the accompanying balance sheets of Empire State Building Associates ("Associates") as of December 31, 1997 and 1996, and the related statements of income, partners' capital and cash flows for each of the three years in the period ended December 31, 1997, and the supporting financial statement schedule as contained in Item 14(a)(2) of this Form 10-K. These financial statements and schedule are the responsibility of Associates' management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Empire State Building Associates as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles, and the related financial statement schedule, when considered in relation to the basic financial statements, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 9 to the financial statements, Associates has been included as a defendant in actions with other related parties, including the Agents for Associates and Empire State Building Company, the sublessee.




						Jacobs Evall & Blumenfeld LLP
						Certified Public Accountants
New York, N. Y.
March 4, 1998

                                                            EXHIBIT A

                              EMPIRE STATE BUILDING ASSOCIATES

                                      BALANCE SHEETS


                                       A S S E T S


                                                               December 31,

                                                            1997          1996
Current Assets:
  Cash and cash equivalents (Note 10):
    The Chase Manhattan Bank........................... $     2,988 $     2,888
    Distribution account held by
    Wien & Malkin LLP...................................    324,111     324,111
    Fidelity U.S. Treasury Income Portfolio.............     51,430      41,153
    Additional rent advance account
     held by Wien & Malkin LLP..........................  2,400,000           -
                                                          2,778,529     368,152

  Additional rent due from Empire State
   Building Company, a related party....................      1,300           -

  Prepaid rent..........................................     23,831      23,831

        TOTAL CURRENT ASSETS............................  2,803,660     391,983

Real Estate (Note 2):
  Leasehold on Empire State Building,
   350 Fifth Avenue, New York, N. Y..................... 39,000,000  39,000,000
     Less: Accumulated amortization..................... 35,872,958  35,664,489

                                                          3,127,042   3,335,511

        TOTAL ASSETS....................................$ 5,930,702 $ 3,727,494

                                LIABILITIES AND PARTNERS' CAPITAL


Current liabilities:
  Accrued legal fees, to a related party (Note 9).......$ 1,272,237 $         -
  Accrued supervisory services, to a related party
   (Note 5)                                                  67,744           -

        TOTAL LIABILITIES.........................        1,339,981           -

Contingencies (Note 9)............................

Partners' Capital (Exhibit C)......................       4,590,721   3,727,494

        TOTAL LIABILITIES AND PARTNERS' CAPITAL....     $ 5,930,702 $ 3,727,494









	See accompanying notes to financial statements.

                                                                EXHIBIT B

                              EMPIRE STATE BUILDING ASSOCIATES

                                    STATEMENTS OF INCOME


                                                       Year ended December 31,

                                               1997         1996        1995
Revenues:
  Rent income, from a related party (Note 3). $8,420,050  $6,018,750 $6,018,750

  Dividend income............................     10,377       8,647     35,556

                                               8,430,427   6,027,397  6,054,306


Expenses:

  Leasehold rent (Note 4)....................  1,970,000   1,970,000  1,970,000

  Supervisory services, to a related
   party (Note 5)............................    227,161     159,417    159,417

  Legal fees, to a related party (Note 9)....  1,272,237         -           -


  Amortization of leasehold (Note 2).........    208,469     208,469    208,469

                                               3,677,867   2,337,886  2,337,886

            NET INCOME, CARRIED TO PARTNERS'
             CAPITAL, (NOTE 8)............... $4,752,560  $3,689,511 $3,716,420



Earnings per $10,000 participation unit, based
 on 3,300 participation units outstanding
 during each year............................ $    1,440  $    1,118 $    1,126















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

                                                                   EXHIBIT C-1

                              EMPIRE STATE BUILDING ASSOCIATES

                               STATEMENT OF PARTNERS' CAPITAL
                                YEAR ENDED DECEMBER 31, 1997


                             Capital                                   Capital
                            January 1,    Share of                 December 31,
                              1997       net income  Distributions     1997

John L. Loehr Group........ $1,242,498   $1,584,187    $1,296,444   $1,530,241


Stanley Katzman Group......  1,242,498    1,584,187     1,296,445    1,530,240


Peter L. Malkin Group......  1,242,498    1,584,186     1,296,444    1,530,240

                            $3,727,494   $4,752,560    $3,889,333   $4,590,721












































	See accompanying notes to financial statements.

                 EXHIBIT C-2

                              EMPIRE STATE BUILDING ASSOCIATES

                               STATEMENT OF PARTNERS' CAPITAL
                                YEAR ENDED DECEMBER 31, 1996


                            Capital                                     Capital
                           January 1,     Share of                 December 31,
                              1996       net income   Distributions      1996
John L. Loehr Group
 (formerly Donald A.
  Bettex Group)............$1,309,105    $1,229,837    $1,296,444   $ 1,242,498

Stanley Katzman Group
 (formerly C. Michael
  Spero Group)............. 1,309,106     1,229,837     1,296,445     1,242,498


Peter L. Malkin Group...... 1,309,105     1,229,837     1,296,444     1,242,498

                           $3,927,316    $3,689,511    $3,889,333    $3,727,494

































	See accompanying notes to financial statements.

                   EXHIBIT D

                                  EMPIRE STATE BUILDING ASSOCIATES

                                     STATEMENTS OF CASH FLOWS



                                                     Year ended December 31,

                                                1997         1996        1995


Cash flows from operating activities:
  Net income.............................  $ 4,752,560  $3,689,511 $ 3,716,420
  Adjustments to reconcile net income to
   cash provided by operating activities:
     Amortization of leasehold...........      208,469     208,469     208,469
     Changes in operating assets
      and liabilities:
        Additional rent due from Empire State
         Building Company, a related party.     (1,300)       -         97,887
        Accrued supervisory services,
         to a related party.................    67,744        -         (8,253)
        Accrued legal fees, to a related
         party                               1,272,237        -           -

          Net cash provided by
           operating activities............  6,299,710   3,897,980   4,014,523


Cash flows from financing activities:
  Cash distributions................ ....   (3,889,333) (3,889,333) (7,308,634)

         Net cash used in financing
          activities.....................   (3,889,333) (3,889,333) (7,308,634)

         Net increase (decrease) in cash
          and cash equivalents...........    2,410,377        8,647 (3,294,111)

Cash and cash equivalents, beginning of year.  368,152      359,505  3,653,616

         CASH AND CASH EQUIVALENTS, END
          OF YEAR....................      $ 2,778,529  $   368,152 $  359,505
















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




3.  Related Party Transactions -  Rent Income

    Rent income for the years ended December 31, 1997, 1996 and 1995, totalling $8,420,050, $6,018,750 and $6,018,750, respectively, consists of the minimum annual rent plus additional rent under an operating sublease dated December 27, 1961, as modified February 15, 1965, with Company (the "Sublessee"), as follows:


                                                 Year ended December 31,

                                               1997         1996         1995

           Minimum net basic rent......   $6,018,750   $6,018,750  $ 6,018,750
           Additional rent earned......    2,401,300            -            -

                                          $8,420,050   $6,018,750  $ 6,018,750

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

    Additional rent earned is equal to fifty percent of the sublessee's annual net income (as defined in the sublease) in excess of $1,000,000.

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

    On November 27, 1991, Prudential sold the property to E.G. Holding Co., Inc. which, through merger and conveyance, reportedly transferred its interest as lessor to Trump Empire State Partners (see Note 9b). Associates' rights under the master leasehold remain unchanged.




5.  Related Party Transactions - Supervisory Services

    Supervisory services (including disbursements and cost of regular accounting services) during the years ended December 31, 1997, 1996 and 1995, totalling $227,161, $159,417 and $159,417, respectively, represent fees paid to the firm of Wien & Malkin LLP. Some members of that firm are partners in Associates.

    Fees for supervisory services are paid pursuant to an agreement, which amount is based on a rate of return of investment achieved by the participants in Associates each year.

                        EMPIRE STATE BUILDING ASSOCIATES

                        NOTES TO FINANCIAL STATEMENTS
                                (Continued)




6.  Number of Participants

    There were approximately 2,620 participants in the participating groups at December 31, 1997, 1996 and 1995.




7.  Determination of Distributions to Participants

    Distributions to participants in 1997, 1996 and 1995 of $3,889,333, $3,889,333 and $7,308,634, respectively, represented the following:

                            1997                   1996                  1995
Minimum annual rent..          $ 6,018,750            $ 6,018,750           $ 6,018,750
Additional rent,
 earned in
 previous year,
 distributed in
 current year........                    -                      -             3,597,887

Dividend income
 earned in previous
 year, distributed
 in current year.....                    -                      -                39,667

                                 6,018,750              6,018,750             9,656,304

Less:

 Leasehold rent
  expense......... $1,970,000              $1,970,000             $1,970,000
 Supervisory
  services paid...    159,417                 159,417                377,670


                                 2,129,417              2,129,417             2,347,670
Distributions
 to participants..             $ 3,889,333            $ 3,889,333           $ 7,308,634

                        EMPIRE STATE BUILDING ASSOCIATES

                         NOTES TO FINANCIAL STATEMENTS
                                 (Continued)



8.  Distributions and Amount of Income per $10,000 Participation Unit

    Distributions per $10,000 participation unit during the years 1997, 1996 and 1995 based on 3,300 participation units outstanding during each year, consisted of the following:


                                               Year ended December 31,

                                                   1997       1996       1995

             Income........................       $1,179     $1,118     $1,126

             Return of capital.............            -         61      1,089

                 TOTAL DISTRIBUTIONS.......       $1,179     $1,179     $2,215


   Net income is computed without regard to income tax expense since Associates does not itself pay a tax on its income; instead, any such taxes are paid by the participants in their individual capacities.




9. Litigation, Legal Fees and Related Party Transactions and Subsequent Event

   a. On October 21, 1991, in an action entitled Studley v. Empire State Building Associates et al., the holder of a $20,000 original participation in Associates brought suit in New York Supreme Court, New York County against the Agents for Associates (Peter L. Malkin, Donald A. Bettex and Alvin Silverman), in their individual capacities and Wien, Malkin & Bettex (currently "Wien & Malkin LLP"), counsel to Associates. The suit claims that the defendants had engaged in breaches of fiduciary duty and acts of self-dealing in relation to the Agents' solicitation of consents and authorizations from the participants in Associates in September 1991 and in relation to other unrelated acts of the Agents and the sublessee. By order dated July 14, 1997, the Court granted defendants' application for summary judgment and dismissal of the action. Plaintiff's appeal of the dismissal is pending. Associates is a nominal defendant and the complaint does not seek any direct relief from it; accordingly, no loss or other unfavorable outcome of the action against Associates is anticipated.
   b. In December 1994, Associates received a notice of default from Trump Empire State Partners (Note 4) ("Trump"). The Trump default notice to Associates claims that Associates was in violation of its master lease because of extensive work which Company, the sublessee, had undertaken as part of an improvement program that commenced before Trump reportedly acquired its interest in the property in 1994. Trump's notice also complains that the building is in need of repairs. On February 14, 1995, Associates and Company filed an action in New York State Supreme Court against Trump for a declaratory judgment that none of the matters set forth in the notice of default constitutes a violation of the master lease or sublease, and that the notice of default is entirely without merit.

                        EMPIRE STATE BUILDING ASSOCIATES


                        NOTES TO FINANCIAL STATEMENTS
                                (Continued)




9. Litigation, Legal Fees and Related Party Transactions and Subsequent Event (continued)

    Associates' and Company's suit also seeks an injunction to prevent Trump from implementing the notice of default. On March 24, 1995, the Court granted Associates a preliminary injunction against Trump. In 1996 the Court granted two additional injunctions against Trump with respect to two additional default notices. The preliminary injunctions prohibit Trump from acting on its notices of default to Associates at any time, pending the prosecution of claims by Associates and Company for a final declaratory judgment and an injunction and other relief against the Trump defendants. The Appellate Court has upheld and affirmed the granting of such preliminary injunctions against the Trump defendants.

    On February 15, 1995, Trump filed an action against Associates, Company, Wien & Malkin LLP, Harry B. Helmsley, a partner in Company, Hel msley-Spear, Inc. (the management company of the Empire State Building
    (the "Building")), and the Agents for Associates in New York State Supreme Court, alleging that the notice of default is valid and seeking damages and related relief based thereon. On October 24, 1996 the Court dismissed all of Trump's claims in their entirety against all defendants in the action. Trump appealed this Order. The Appellate Court has unanimously affirmed the dismissal of Trump's claims.

    In May 1995, Associates and Company filed a separate legal action against Trump and various affiliated persons for breach of the master lease and sublease, and disparagement of the property in violation of Associates' and Company's leasehold rights. The action was amended to include additional claims by Associates and Company seeking a declaratory judgment that they may act as an owner of the Property for purposes of making applications and related activities pursuant to the New York City
    Building Code.  By decision and order dated October 24, 1996, the
    Court sustained Associates' and Company's claims concerning the parties who may act as owner of the Property under the Building Code, but dismissed Associates' and Company's claims against Trump and co-defendants for money damages. Associates and Company appealed that portion of the Court's order dismissing their claims for money damages. The Appellate Court has affirmed that part of the Court's order dismissing the claims for money damages.

    c. Associates is a defendant in an action instituted in the Supreme Court of the State of New York, County of New York, entitled New York Skyline Inc. v. Empire State Building Company, Empire State Building Associates, Neil H. Kessner, Helmsley-Spear, Inc. and Stephen A. Tole. This lawsuit, which was brought by a tenant in the Building and was filed on December 23, 1997, seeks at least $205,000,000 in damages.

                        EMPIRE STATE BUILDING ASSOCIATES

                        NOTES TO FINANCIAL STATEMENTS
                                (Continued)



9. Litigation, Legal Fees and Related Party Transactions and Subsequent Event (continued)

        In its complaint, plaintiff-tenant asserts thirteen causes of action (twelve of which are against Company) in connection with its leases and license agreements of space in the Building and alleges that it is entitled to, among other things, specific performance as to its alleged rights under its leases and licensing agreements with Company, a declaratory judgment as to the rights of the parties under the leases and licensing agreements, any monies allegedly due plaintiff under those agreements, as well as injunctive relief and additional money damages. While the complaint includes Associates as a named defendant, it does not allege or identify any agreement between plaintiff and Associates or any other basis of liability on Associates' part to plaintiff.

        On or about February 5, 1998, plaintiff served an amended complaint which, among other things, added Kessner & Cyruli, f/n/a Nell H. Kessner & Associates, former landlord-tenant counsel for the Building, and Eileen Aluska, a former Helmsley-Spear, Inc. employee, as party defendants. The amended complaint asserts eleven causes of action, similar to those asserted in the original complaint.

        Associates has until March 16, 1998 to answer or make a motion with respect to the amended complaint. Associates intends to contest the case vigorously.

        Because the action is still in the pleading stage and pre-trial discovery has not yet started, counsel for Associates has not formed a professional conclusion that an adverse outcome is either probable or remote.

    The accompanying statement of income reflects an expense of $1,272,237 and the accompanying balance sheet reflects a corresponding accrued liability of $1,272,237 for reimbursement to the Agents from Associates of their legal and accounting expenses relating to the Studley and Trump suits. Through December 31, 1997, legal and accounting expenses in connection with the Studley suit amounted to $960,065 of which $647,761 has been advanced by Wien & Malkin LLP, counsel (a related party), to third party professional firms and $312,304 represents accumulated professional time of Wien & Malkin LLP. Counsel has advised that its records at December 31, 1997 also indicate $312,172 in accumulated professional time and disbursements related to the Trump suits. Substantial additional legal and accounting costs may be incurred in both suits.

    The determination of the allocable share of the net legal and accounting costs and disbursements accrued by Associates that are chargeable to Company involve complex issues of fact and law. Therefore, although Associates may be entitled to indemnification from Company, because of uncertainties concerning these issues, amounts for professional fees to be reimbursed to Associates cannot be estimated, and consequently, have not been provided for in the accompanying financial statements.

                        EMPIRE STATE BUILDING ASSOCIATES

                         NOTES TO FINANCIAL STATEMENTS
                                (Continued)



10. Concentration of Credit Risk

    Associates maintains cash balances in a bank, money market fund (Fidelity U.S. Treasury Income Portfolio), additional rent advance account held by Wien & Malkin LLP (Note 5), which was transferred to the money market fund in January 1998, and a distribution account held by Wien & Malkin LLP.
    The bank balance is insured by the Federal Deposit Insurance Corporation up to $100,000, and at December 31, 1997 was completely insured. The cash in the money market fund and in the two accounts held by Wien & Malkin LLP are not insured. The funds held in the distribution account were paid to the participants on January 1, 1998.

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

	Real Estate and Accumulated Depreciation
	            December 31, 1997

Column

  A       Description           Leasehold on Empire State Building
                                 located at 350 Fifth Avenue,
                                 New York, New York.

  B       Encumbrances.........................................     None



  C       Initial cost to company
            Leasehold..........................................  $39,000,000


  D       Cost capitalized subsequent to acquisition...........      None

  E       Gross amount at which carried at
           close of period
             Leasehold.........................................  $39,000,000(a)


  F       Accumulated amortization.............................  $35,872,958(b)


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

     (a)	There have been no changes in the carrying values of real
     estate for the years ended December 31, 1997, December 31, 1996 and December 31, 1995. The costs for federal income tax purposes are the same as for financial statement purposes.

     (b)    Accumulated amortization
              Balance at January 1, 1995                          $35,247,551
                Amortization:
                  F/Y/E 12/31/95                      $208,469
                        12/31/96                       208,469
                        12/31/97                       208,469        625,407

              Balance at December 31, 1997                        $35,872,958

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


         Date:  April 15, 1998


                   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person as Attorney-in-Fact for each of the Partners in Registrant, pursuant to the Power, on behalf of Registrant and as a Partner in Registrant on the date indicated.


         By /s/ Stanley Katzman
            Stanley Katzman, Attorney-in-Fact*


         Date:  April 15, 1998










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

         3(b) Amended Business Certificate of Registrant filed with the Clerk of New York County on August 19, 1996 reflecting a change in the Partners of Registrant which was filed as
                   Exhibit 3(b) to Registrant's Annual Report on 10-K for the fiscal year ended December 31, 1996 and is incorporated by reference as an exhibit hereto.

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

          13       Letter to Participants dated April 1, 1998.

          24 Power of Attorney dated August 6,1996, between Peter L. Malkin, John L. Loehr and Stanley Katzman, the partners of Registrant and Richard A. Shapiro and Stanley Katzman, filed as Exhibit 25 to Registrant's 10-Q for the quarter ended September 30, 1996 and incorporated by reference as an exhibit hereto.

          27 Financial Data Schedule of Registrant for the fiscal year ended December 31, 1997.