Form 10-Q
period 1998-03-31
EMPIRE STATE BUILDING ASSOCIATES
filed 1998-06-01
CIK 32776

FORM 10-Q

                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549


         [x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 1998

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
                                     (Unaudited)

                                                      For the Three Months
                                                         Ended March 31,
 Income:                                            1998              1997

   Rent income, from a related
     party (Note B)                              $1,504,687        $1,504,687
   Dividend income                                   27,179             2,382
                                                 ----------        ----------
       Total income                               1,531,866         1,507,069
                                                 ----------        ----------
 Expenses:

   Leasehold rent                                   492,500           492,500
   Supervisory services, to a
     related party (Note C)                          39,854            39,854
   Amortization of leasehold                         52,117            52,117
   Miscellaneous                                        -0-               -0-
                                                 ----------        ----------
       Total expenses                               584,471           584,471
                                                 ----------        ----------
 Net income                                      $  947,395        $  922,598
                                                 ==========        ==========
 Earnings per $10,000 partici-
   pation unit, based on 3,300
   participation units out-
   standing during the year                      $   287.09        $   279.58
                                                 ==========        ==========

   Distributions per $10,000
     participation consisted
     of the following:
    Income                                        $  287.09        $   279.58
    Return of capital                                329.17             15.07
                                                  ---------        ----------
        Total distributions                       $  616.26        $   294.65
                                                  =========        ==========

        At March 31, 1998 and 1997, there were $33,000,000 of participations outstanding.



                         Empire State Building Associates
                              Condensed Balance Sheet
                                 (Unaudited)                                3.

 Assets                                      March 31, 1998  December 31, 1997
 Current assets
   Cash                                          $  400,836         $  378,529
   Prepaid rent                                      23,831             23,831
   Additional rent advance account
     held by Wien & Malkin LLP                          -0-          2,400,000

   Additional rent due from Empire State
     Building Company, a related party                  -0-              1,300
   Reserve for legal fees                         1,277,110                -0-
                                                 ----------         ----------
       Total current assets                       1,701,777          2,803,660

 Real Estate
   Leasehold on Empire State Building            39,000,000         39,000,000
     Less, allowance for amortization            35,925,075         35,872,958
                                                 ----------         ----------
                                                  3,074,925          3,127,042
                                                 ----------         ----------
       Total assets                              $4,776,702         $5,930,702
                                                 ==========         ==========
 Current Liabilities:
   Accrued legal fees, to a
     related party (Note 9)                       1,272,237          1,272,237
   Accrued supervisory services, to a
     related party (Note 5)                             -0-             67,744
                                                 ----------          ---------
   Total Liabilities                              1,272,237          1,339,981
                                                 ==========          =========
 Capital
   Capital January 1,                            $4,590,721          3,727,494
   Add, Net income:
     January 1, 1998 through March 31, 1998         947,395                -0-
     January 1, 1997 through December 31, 1997          -0-          4,752,560
                                                 ----------        -----------
                                                  5,538,116          8,480,054
   Less, Distributions:
     Monthly distributions,
       January 1, 1998 through March 31, 1998       972,333                -0-
       January 1, 1997 through December 31, 1997        -0-          3,889,933

 Additional Distribution on March 5, 1998
   of overage rent for the lease year
   ended December 31, 1997                        1,061,318                -0-
                                                 ----------        -----------
                                                  2,033,651          3,889,333
                                                 ----------        -----------
 Capital
   March 31, 1998                                 3,504,465                -0-
   December 31, 1997                                    -0-          4,590,721
                                                 ----------        -----------
     Total liabilities and capital:
       March 31, 1998                            $4,776,702
                                                 ==========
       December 31, 1997                                             5,930,702
                                                                     =========






                                                                            4.
                         Empire State Building Associates
                        Condensed Statement of Cash Flows
                                  (Unaudited)




                                           January 1, 1998     January 1, 1997
                                                   through             through
                                            March 31, 1998      March 31, 1997

   Cash flows from operating activities:
     Net income                                $   947,395           $922,598
     Adjustments to reconcile net income
       to cash provided by operating
       activities:
       Amortization of leasehold                    52,117             52,117

     Change in additional rent due               2,401,300                 -0-
     Change in accrued supervisory services        (67,744)                -0-
     Change in legal fee reserve account        (1,277,110)                -0-
                                               -----------          ----------
       Net cash provided by operating
         activities                              2,055,958             974,715
                                               -----------          ----------
   Cash flows from financing activities:
     Cash distributions                         (2,033,651)           (972,333)
                                               -----------          ----------
       Net cash used in financing
         activities                             (2,033,651)           (972,333)
                                               -----------         -----------
       Net increase (decrease) in cash and
         cash equivalents                           22,307               2,382

   Cash and cash equivalents
     beginning of period                           378,529             368,152
                                                ----------          ----------
   Cash and cash equivalents
     end of period                             $   400,836         $   370,534
                                               ===========         ===========
         Empire State Building Associates                                5.
         March 31, 1998





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

                   As of April 15, 1998 Registrant's partners are Peter L. Malkin, Thomas N. Keltner, Jr. and Richard A. Shapiro (col-lectively, the "Partners"), each of whom also acts as an agent for holders of participations in his respective partnership interest in Registrant (the "Participants").

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
         March 31, 1998





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

                   Overage Rent and other accumulated interest and dividend income are distributed annually after payment of any additional payments for supervisory services to Counsel (as described in Note C below). For 1997, Sublessee reported net operating profit of $5,802,601; therefore, there was Overage Rent payable of $2,401,300 for the year ended December 31, 1997. Registrant paid Counsel $127,161 as an additional payment for supervisory ser-vices.

                   Sublessee is a New York partnership in which Peter L. Malkin is a partner. The Partners in Registrant are also members of the law firm of Wien & Malkin LLP, 60 East 42nd Street, New York, New York, which acts as counsel to Registrant and Sublessee ("Counsel"). See Note C below.

         Note C - Supervisory Services

                   Registrant pays Counsel for supervisory services and disbursements (i) the basic payment of $100,000 per annum (the "Basic Payment") and (ii) an additional payment of 6% of all distributions to Participants in any year in excess of the amount representing a return of 9% per annum on their remaining original cash investment in any year ("Additional Payment"). At March 31, 1998, such remaining cash investment was $33,000,000, representing the original cash investment of the Participants in Registrant.

                   No remuneration was paid during the three month period
         ended March 31, 1998 by Registrant to any of the Partners as such. Pursuant to the Fee arrangements described herein, Registrant paid Counsel $25,000 of the Basic Payment for supervisory services for the three month period ended March 31, 1998, and $4,951 a month as the Additional Payment for supervisory services.  The supervisory
         Empire State Building Associates                                7.
         March 31, 1998





         services provided to Registrant by Counsel include legal, administrative and financial services. The legal and administrative services include acting as general counsel to Registrant, maintaining all of its partnership records, performing physical inspections of the Building, reviewing insurance coverage and conducting annual partnership meetings. Financial services include monthly receipt of rent from the Sublessee, payment of monthly rent to the fee owner, payment of monthly and additional distributions to the Participants, payment of all other disburse-ments, confirmation of the payment of real estate taxes, and active review of financial statements submitted to Registrant by the Sublessee and financial statements audited by and tax information prepared by Registrants' independent certified public accountant, and distribution of such materials to the Partici-pants. Counsel also prepares quarterly, annual and other periodic filings with the Securities and Exchange Commission and applicable state authorities and distributes to the Participants quarterly source of distribution reports.

                   Reference is made to Note B of this Item 1 ("Note B") for a description of the terms of the Sublease between Registrant and Sublessee. The respective interests of the Partners in Registrant and in Sublessee arise solely from ownership of their respective participations in Registrant and, in the case of Mr. Malkin, his ownership of a partnership interest in Sublessee. The Partners receive no extra or special benefit not shared on a pro rata basis with all other Participants in Registrant or partners in Sublessee. However, each of the Partners, by reason of his respective interest in Counsel, is entitled to receive his share of any legal fees or other remuneration paid to Counsel for legal and supervisory services rendered to Registrant and Sublessee.

                   As of April 15, 1998, the Partners owned of record and beneficially an aggregate of $163,750 of participations in Registrant, representing less than 1% of the currently outstanding participations therein totaling $33,000,000.

                   In addition, as of April 15, 1998 certain of the Partners (or their respective spouses) held additional
         Participations as follows:

                   Peter L. Malkin owned of record as trustee or co-trustee, but not beneficially, $195,000 of Participations. Mr. Malkin disclaims any beneficial ownership of such Participations.

                   Isabel W. Malkin, the wife of Peter L. Malkin, owned of record and beneficially $158,333 of Participations. Mr. Malkin disclaims any beneficial ownership of such Participations.
         Empire State Building Associates                                8.
         March 31, 1998





                   Richard A. Shapiro owned of record as custodian, but not beneficially $12,500 of Participations. Mr. Shapiro disclaims any beneficial ownership of such Participa-tions.

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

                   Registrant does not pay dividends. During the three month period ended March 31, 1998, Registrant made regular monthly distributions of $98.21 for each $10,000 participation ($1,178.52 per annum for each $10,000 participation). There are no restric-tions on Registrant's present or future ability to make distributions; however, the amount of such distributions depends solely on the ability of Sublessee to make payments of Basic Rent and Overage Rent to Registrant in accordance with the terms of the Sublease. Registrant expects to make distributions in the future so long as it receives the payments provided for under the Sublease. See Note B.

                   Registrant's results of operations are affected primarily by the amount of rent payable to it under the Sublease. The amount of Overage Rent payable to Registrant is affected by
         (i) the cycles in the New York City economy and real estate rental market and (ii) the cost of the Property improvement program described herein under Other Information. It is anticipated that the remaining expenses for the improvement program to the Building, which commenced in 1990, will reduce Overage Rent during the years 1998 and 1999, but should have no effect on the payment of Basic Rent in those years. It is difficult for management to forecast the New York City real estate market over the next few years.

                   Total income increased for the three month period ended March 31, 1998 as compared with the three month period ended March
         31, 1997.  Such increase resulted from an increase in dividend income earned on funds temporarily invested in Fidelity U.S.
         Treasury Income Portfolio.  Total expenses remained the same for
         Empire State Building Associates                                9.
         March 31, 1998





         the three-month period ended March 31, 1998 as compared with the three-month period ended March 31, 1997.

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


                           Liquidity and Capital Resources

                   There has been no significant change in Registrant's liquidity for the three month period ended March 31, 1998, as compared with the three month period ended March 31, 1997.

                   Assuming that the Building continues to generate an annual net profit in future years comparable to that in the current year, Registrant anticipates that the value of the Building and the Property will exceed the indicated balance sheet value at March 31, 1998.
         Empire State Building Associates                               10.
         March 31, 1998





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

                   Registrant believes that there has been no material change in the impact of inflation on its operations since the filing of its report on Form 10-K for the year ended December 31, 1997, which report and all exhibits thereto are incorporated herein by reference and made a part hereof.

                             PART II.  OTHER INFORMATION

         Item 1.   Legal Proceedings

                   The Property of Registrant is the subject of the following pending litigation:

                   Studley v. Empire State Building Associates: On October 21, 1991, in an action entitled Studley v. Empire State Building Associates et al., the holder of a $20,000 original participation in Registrant brought suit in New York Supreme Court, New York County against the Agents for Registrant (Peter L. Malkin, Donald
         A. Bettex and Alvin Silverman), in their individual capacities and Wien, Malkin & Bettex (currently "Wien & Malkin LLP") counsel to Registrant. The suit claimed that the defendants had engaged in breaches of fiduciary duty and acts of self-dealing in relation to the Agents' solicitation of consents and authorizations from the participants in Registrant in September 1991 and in relation to other unrelated acts of the Agents and the sublessee. By order dated July 14, 1997, and entered July 29, 1997, the Court granted defendants' motion for summary judgment and dismissal of the action. The plaintiff filed an appeal with respect to the foregoing order. By decision and order entered April 2, 1998, the Appellate Court unanimously affirmed the order dismissing the action. The plaintiff has filed a further complaint alleging similar claims, purportedly as a class action. Defendants' counsel intend to file a motion to dismiss the new complaint based upon the Court's prior rulings and on other grounds.

                   Proceedings Involving Trump Empire State Partners: In December 1994, Registrant received a notice of default from Trump.
         The Trump default notice to Registrant claimed that Registrant was in violation of its master lease because of extensive work which Sublessee had undertaken as part of an improvement program that commenced before Trump reportedly acquired its interest in the property in 1994.  Trump's notice also complained that the
         Building was in need of repairs.  On February 14, 1995, Registrant and Sublessee filed an action in New York State Supreme Court against Trump for a declaratory judgment that none of the matters
         Empire State Building Associates                               11.
         March 31, 1998





         set forth in the notice of default constitutes a violation of the master lease or sublease, and that the notice of default is entirely without merit. Registrant's and Sublessee's suit also seeks an injunction to prevent Trump from implementing the notice of default. On March 24, 1995, the Court granted Registrant a preliminary injunction against Trump. In 1996 the Court granted two additional preliminary injunctions against Trump with respect to two additional default notices. The preliminary injunctions prohibit Trump from acting on its notices of default to Registrant at any time, pending the prosecution of claims by Registrant and Sublessee for a final declaratory judgment and an injunction and other relief against the Trump defendants. The Appellate Court has upheld and affirmed the granting of such preliminary injunc-tions against the Trump defendants.

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

                   In May, 1995, Registrant and Sublessee filed a separate legal action against Trump and various affiliated persons for breach of the master lease and sublease, and disparagement of the property in violation of Registrant' and Sublessee's leasehold rights. The action was amended to include additional claims by Registrant and Sublessee seeking a declaratory judgment that they may act as an owner of the Property for purposes of making ap-plications and related activities pursuant to the New York City Building Code. By decision and order dated October 24, 1996, the Court sustained Registrant's and Sublessee's claims concerning the parties who may act as owner of the Property under the Building Code, but dismissed Registrant's and Sublessee's claims against Trump and co-defendants for money damages. Registrant and Sublessee appealed that portion of the Court's order dismissing their claims for money damages. The Appellate Court has affirmed that part of the Court's order dismissing the claims for money damages.

                   New York Skyline Inc.: Registrant is a defendant in an action instituted in the Supreme Court of the State of New York, County of New York, entitled New York Skyline Inc. v. Empire State Building Company, Empire State Building Associates, Nell H. Kessner, Helmsley-Spear, Inc. and Stephen A. Tole. This lawsuit, which was brought by a tenant in the Building and was filed on December 23, 1997, seeks at least $205,000,000 in damages. In its complaint, plaintiff-tenant asserts thirteen causes of action
         Empire State Building Associates                               12.
         March 31, 1998





         (twelve of which are against Sublessee) in connection with its leases and license agreements of space in the Building and alleges that it is entitled to, among other things, specific performance as to its alleged rights under its leases and licensing agreements with Sublessee, a declaratory judgment as to the rights of the parties under the leases and licensing agreements, any monies al-legedly due plaintiff under those agreements, as well as injunc-tive relief and additional money damages. While the complaint includes Registrant as a named defendant, it does not allege or identify any agreement between plaintiff and Registrant or any other basis of liability on Registrant's part to plaintiff.

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

                   Wien & Malkin LLP, et. al. v. Helmsley-Spear, Inc., et. al. On June 19, 1997 Wien & Malkin LLP and Peter L. Malkin filed an action in the Supreme Court of the State of New York, against Helmsley-Spear, Inc. and Leona Helmsley concerning various part-nerships which own, lease or operate buildings managed by Helmsley-Spear, Inc., including Registrant's property. In their complaint, plaintiffs sought the removal of Helmsley-Spear, Inc.
         as managing and leasing agent for all of the buildings.
         Plaintiffs also sought an order precluding Leona Helmsley from exercising any partner management powers in the partnerships. In August, 1997, the Supreme Court directed that the foregoing claims proceed to arbitration. As a result, Mr. Malkin and Wien & Malkin LLP filed an arbitration complaint against Helmsley-Spear, Inc.
         and Mrs. Helmsley before the American Arbitration Association. Helmsley-Spear, Inc. and Mrs. Helmsley served answers denying liability and asserting various affirmative defenses and counterclaims; and Mr. Malkin and Wien & Malkin LLP filed a reply denying the counterclaims. By agreement dated December 16, 1997, Mr. Malkin and Wien & Malkin LLP (each for their own account and not in any representative capacity) reached a settlement with
         Mrs. Helmsley of the claims and counterclaims in the arbitration and litigation between them. Mr. Malkin and Wien & Malkin LLP are continuing their prosecution of claims in the arbitration for
         Empire State Building Associates                               13.
         March 31, 1998





         relief against Helmsley-Spear, Inc., including its termination as the leasing and managing agent for various entities and proper-ties, including the Registrant's Sublessee.


         Item 5.   Other Information

                   The Sublessee maintains the Building as a high-class office building as required by the terms of the Sublease.

                   In 1990, Sublessee commenced its latest improvement program which is estimated to be completed in 1999 at a total cost in excess of $68,000,000. Under this program, approximately 6,400 windows are being replaced and this portion of the program is completed. In addition, the elevators have been upgraded through the installation of a computerized control system and replacement of all electrical and mechanical equipment. The elevator modern-ization program has increased elevator speed from 800 to 950 feet per minute to 1200 feet per minute. Also included is waterproof-ing the Building's exterior, resetting and repairing the limestone facade, upgrading the Building's security system, upgrading and replacing the Building's fire safety system and making substantial further improvement to the air-conditioning, domestic pump and water systems, waterproofing the mooring mast and installing a new observation deck ticket office.

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

                   (b) Registrant did not file any report on Form 8-K for the period for which this report is being filed.
         Empire State Building Associates                               14.
         March 31, 1998





                                     SIGNATURES

                   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                   The individual signing this report on behalf of Registrant is Attorney-in-Fact for Registrant and each of the Partners in Registrant, pursuant to Powers of Attorney, dated August 6, 1996 and May 14, 1998 (collectively, the "Power").



         EMPIRE STATE BUILDING ASSOCIATES
         (Registrant)



         By:  /s/ Stanley Katzman
              Stanley Katzman, Attorney-in-Fact*


         Dated:  June 1, 1998


                   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the undersigned as Attorney-in-Fact for each of the Partners in Registrant, pursuant to the Power, on behalf of Registrant on the date indicated.


         By:  /s/ Stanley Katzman
              Stanley Katzman, Attorney-in-Fact*


         Dated:  June 1, 1998











         ______________________
            *  Mr. Katzman supervises accounting functions for Registrant
         Empire State Building Associates                               15.
         March 31, 1998





                                    EXHIBIT INDEX


            Number                   Document                      Page*


            3(a)      Registrant's Partnership Agreement
                      dated July 11, 1961, filed as Exhibit
                      No. 1 to Registrant's Registration
                      Statement on Form S-1 as amended (the
                      "Registration Statement") by letter
                      dated August 8, 1962 and assigned File
                      No. 2-18741, is incorporated by refer-
                      ence as an exhibit hereto.

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


            24        Powers of Attorney dated August 6,
                      1996 and May 14, 1998 between the
                      Partners of Registrant and Stanley
                      Katzman and Richard A. Shapiro.










         ______________________
         *    Page references are based on sequential numbering system.