Form 10-Q/A
period 1998-03-31
EMPIRE STATE BUILDING ASSOCIATES
filed 1998-06-03
CIK 32776

FORM 10-Q-A

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
            Yes [ X ].  No [   ].


                An Exhibit Index is located on Page 3 of this Report.
               Number of pages (including exhibits) in this filing:

         Empire State Building Associates                               2.
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


         Dated:  June 3, 1998


                   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the undersigned as Attorney-in-Fact for each of the Partners in Registrant, pursuant to the Power, on behalf of Registrant on the date indicated.


         By:  /s/ Stanley Katzman
              Stanley Katzman, Attorney-in-Fact*


         Dated:  June 3, 1998











         ______________________
            *  Mr. Katzman supervises accounting functions for Registrant
         Empire State Building Associates                               3.
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