Form 10-Q
period 1998-06-30
EMPIRE STATE BUILDING ASSOCIATES
filed 1998-08-14
CIK 32776

FORM 10-Q

                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549


         [x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 1998

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
                                     (Unaudited)

                                  For the Three Months    For The Six Months
                                     Ended June 30,         Ended June 30,
                                    1998        1997         1998       1997

 Income:

   Rent income, from a related
     party (Note B)               $1,504,688 $1,504,688  $3,009,375  $3,009,375
   Dividend income                    19,416      2,752      46,596       5,134
                                  ---------- ----------  ----------  ----------
       Total income                1,524,104  1,507,440   3,055,971   3,014,509
                                  ---------- ----------  ----------  ----------
 Expenses:

   Leasehold rent                    492,500    492,500     985,000     985,000
   Supervisory services, to a
     related party (Note C)           39,854     39,854      79,708      79,708
   Amortization of leasehold          52,117     52,117     104,234     104,234
   Miscellaneous                         -0-        -0-         -0-         -0-
                                  ---------- ----------  ----------  ----------
       Total expenses                584,471    584,471   1,168,942   1,168,942
                                  ---------- ----------  ----------  ----------
 Net income                       $  939,633 $  922,969  $1,887,029  $1,845,567
                                  ========== ==========  ==========  ==========
 Earnings per $10,000 partici-
   pation unit, based on 3,300
   participation units out-
   standing during the year       $   284.74 $   279.69  $   571.83  $   559.26
                                  ========== ==========  ==========  ==========

   Distributions per $10,000
     participation consisted
     of the following:

    Income                        $  284.74  $   279.69  $   571.83  $   559.26
    Return of capital                  9.91       14.96      339.07       30.03
                                  ---------  ----------  ----------  ----------
        Total distributions       $  294.65  $   294.65  $   910.90  $   589.29
                                  =========  ==========  ==========  ==========

        At June 30, 1998 and 1997, there were $33,000,000 of participations outstanding.



                     Empire State Building Associates                        3.
                               Condensed Balance Sheet
                                      (Unaudited)

 Assets                                       June 30, 1998  December 31, 1997
 Current assets
   Cash                                          $  403,827         $  378,529
   Prepaid rent                                      23,831             23,831
   Additional rent advance account
     held by Wien & Malkin LLP                          -0-          2,400,000

   Additional rent due from Empire State
     Building Company, a related party                  -0-              1,300
   Reserve for legal fees                         1,293,536                -0-
                                                 ----------         ----------
       Total current assets                       1,721,194          2,803,660

 Real Estate
   Leasehold on Empire State Building            39,000,000         39,000,000
     Less, allowance for amortization            35,977,192         35,872,958
                                                 ----------         ----------
                                                  3,022,808          3,127,042
                                                 ----------         ----------
       Total assets                              $4,744,002         $5,930,702
                                                 ==========         ==========
 Current Liabilities:
   Accrued legal fees, to a
     related party (Note 9)                       1,272,237          1,272,237
   Accrued supervisory services, to a
     related party (Note 5)                             -0-             67,744
                                                 ----------          ---------
   Total Liabilities                              1,272,237          1,339,981
                                                 ==========          =========
 Capital
   Capital January 1,                            $4,590,721          3,727,494
   Add, Net income:
     January 1, 1998 through June 30, 1998        1,887,029                -0-
     January 1, 1997 through December 31, 1997          -0-          4,752,560
                                                 ----------        -----------
                                                  6,477,750          8,480,054
   Less, Distributions:
     Monthly distributions,
       January 1, 1998 through June 30, 1998      1,944,667                -0-
       January 1, 1997 through December 31, 1997        -0-          3,889,933

 Additional Distribution on March 5, 1998
   of overage rent for the lease year
   ended December 31, 1997                        1,061,318                -0-
                                                 ----------        -----------
                                                  3,005,985          3,889,333
                                                 ----------        -----------
 Capital
   June 30, 1998                                  3,471,765                -0-
   December 31, 1997                                    -0-          4,590,721
                                                 ----------        -----------
     Total liabilities and capital:
       June 30, 1998                             $4,744,002
                                                 ==========
       December 31, 1997                                             5,930,702
                                                                     =========





                                                                            4.
                         Empire State Building Associates
                        Condensed Statement of Cash Flows
                                  (Unaudited)




                                           January 1, 1998     January 1, 1997
                                                   through             through
                                             June 30, 1998       June 30, 1997

   Cash flows from operating activities:
     Net income                                $ 1,887,029       $   1,845,567
     Adjustments to reconcile net income
       to cash provided by operating
       activities:
       Amortization of leasehold                   104,234             104,234

     Change in additional rent due               2,401,300                 -0-
     Change in accrued supervisory services        (67,744)                -0-
     Change in legal fee reserve account        (1,293,536)                -0-
                                               -----------          ----------
       Net cash provided by operating
         activities                              3,031,283           1,949,801
                                               -----------          ----------
   Cash flows from financing activities:
     Cash distributions                         (3,005,985)        (1,944,666)
                                               -----------          ----------
       Net cash used in financing
         activities                             (3,005,985)        (1,944,666)
                                               -----------         -----------
       Net increase (decrease) in cash and
         cash equivalents                           25,298               5,135

   Cash and cash equivalents
     beginning of period                           378,529             368,152
                                                ----------          ----------
   Cash and cash equivalents
     end of period                             $   403,827         $   373,287
                                               ===========         ===========
         Empire State Building Associates                                5.
         June 30, 1998




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
         June 30, 1998




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

                   No remuneration was paid during the six month period
         ended June 30, 1998 by Registrant to any of the Partners as such. Pursuant to the Fee arrangements described herein, Registrant paid Counsel $50,000 of the Basic Payment for supervisory services for
         Empire State Building Associates                                7.
         June 30, 1998




         the six month period ended June 30, 1998, and $4,951 a month as the Additional Payment for supervisory services. The supervisory services provided to Registrant by Counsel include legal, administrative and financial services. The legal and administrative services include acting as general counsel to Registrant, maintaining all of its partnership records, performing physical inspections of the Building, reviewing insurance coverage and conducting annual partnership meetings. Financial services include monthly receipt of rent from the Sublessee, payment of monthly rent to the fee owner, payment of monthly and additional distributions to the Participants, payment of all other disburse-ents, confirmation of the payment of real estate taxes, and active review of financial statements submitted to Registrant by the Sublessee and financial statements audited by and tax information prepared by Registrants' independent certified public accountant, and distribution of such materials to the Participants. Counsel also prepares quarterly, annual and other periodic filings with the Securities and Exchange Commission and applicable state authorities and distributes to the Participants quarterly source of distribution reports.

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

                   As of June 30, 1998, the Partners owned of record and beneficially an aggregate of $173,750 of participations in Registrant, representing less than 1% of the currently outstanding participations therein totaling $33,000,000.

                   In addition, as of June 30, 1998 certain of the Partners (or their respective spouses) held additional Participations as follows:

                   Peter L. Malkin owned of record as trustee or co-trustee, but not beneficially, $195,000 of Participations. Mr. Malkin disclaims any beneficial ownership of such Participations.

                   Isabel W. Malkin, the wife of Peter L. Malkin owned of record and beneficially $158,333, of Participations.
                   Mr. Malkin disclaims any beneficial ownership of such Participations.
         Empire State Building Associates                                8.
         June 30, 1998




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

                   Registrant does not pay dividends. During the six month period ended June 30, 1998, Registrant made regular monthly distributions of $98.21 for each $10,000 participation ($1,178.52 per annum for each $10,000 participation). There are no restric-tions on Registrant's present or future ability to make distributions; however, the amount of such distributions depends solely on the ability of Sublessee to make payments of Basic Rent and Overage Rent to Registrant in accordance with the terms of the Sublease. Registrant expects to make distributions in the future so long as it receives the payments provided for under the Sublease. See Note B.

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

                   Total income increased for the six month period ended
         June 30, 1998 as compared with the six month period ended June 30, 1997. Such increase resulted from an increase in dividend income earned on funds temporarily invested in Fidelity U.S. Treasury
         Empire State Building Associates                                9.
         June 30, 1998




         Income Portfolio. Total expenses remained the same for the six-month period ended June 30, 1998 as compared with the six-month period ended June 30, 1997.

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

                   The City of New York has asserted a utility tax deficiency in the amount of $277,125 against Sublessee, through December 31, 1994, in connection with water, steam and non-metered electricity rent inclusion charges to tenants, plus accrued interest of approximately $185,060 through April 30, 1998. Sublessee is contesting the calculation of the City's proposed utility tax deficiency before the New York City Tax Appeals Tribunal. The final outcome of Sublessee's appeal cannot presently be determined. It is anticipated that New York City will also seek to impose liability on Sublessee for additional New York City utility tax for periods after December 31, 1994. The amount of such additional tax has yet to be determined.


                           Liquidity and Capital Resources

                   There has been no significant change in Registrant's liquidity for the six month period ended June 30, 1998, as compared with the six month period ended June 30, 1997.

                   Assuming that the Building continues to generate an annual net profit in future years comparable to that in the current year, Registrant anticipates that the value of the Building and the Property will exceed the indicated balance sheet value at June 30, 1998.
         Empire State Building Associates                               10.
         June 30, 1998




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

                             PART II.  OTHER INFORMATION

         Item 1.   Legal Proceedings

                   The Property of Registrant is the subject of the following pending litigation:

                   Studley v. Empire State Building Associates: On October 21, 1991, in an action entitled Studley v. Empire State Building Associates et al., the holder of a $20,000 original participation in Registrant brought suit in New York Supreme Court, New York County against the Agents for Registrant (Peter L. Malkin, Donald
         A. Bettex and Alvin Silverman), in their individual capacities and Wien, Malkin & Bettex (currently "Wien & Malkin LLP") counsel to Registrant. The suit claimed that the defendants had engaged in breaches of fiduciary duty and acts of self-dealing in relation to the Agents' solicitation of consents and authorizations from the participants in Registrant in September 1991 and in relation to other unrelated acts of the Agents and the sublessee. By order dated July 14, 1997, and entered July 29, 1997, the Court granted defendants' motion for summary judgment and dismissal of the action. The plaintiff filed an appeal with respect to the foregoing order. By decision and order entered April 2, 1998, the Appellate Court unanimously affirmed the order dismissing the action. The Appellate Court has denied the plaintiff permission to appeal to the New York Court of Appeals. The plaintiff has applied directly to the Court of Appeals for permission to appeal to that Court; the application is pending. The plaintiff has also filed a further complaint alleging similar claims, purportedly as a class action. Defendants' counsel has filed a motion to dismiss the new complaint based upon the Court's prior rulings and on other grounds.

                   Proceedings Involving Trump Empire State Partners: In December 1994, Registrant received a notice of default from Trump.
         The Trump default notice to Registrant claimed that Registrant was
         Empire State Building Associates                               11.
         June 30, 1998




         in violation of its master lease because of extensive work which Sublessee had undertaken as part of an improvement program that commenced before Trump reportedly acquired its interest in the property in 1994. Trump's notice also complained that the Building was in need of repairs. On February 14, 1995, Registrant and Sublessee filed an action in New York State Supreme Court against Trump for a declaratory judgment that none of the matters set forth in the notice of default constitutes a violation of the master lease or sublease and that the notice of default is entirely without merit. Registrant's and Sublessee's suit also seeks an injunction to prevent Trump from implementing the notice of default. On March 24, 1995, the Court granted Registrant a preliminary injunction against Trump. In 1996 the Court granted two additional preliminary injunctions against Trump with respect to two additional default notices. The preliminary injunctions prohibit Trump from acting on its notices of default to Registrant at any time, pending the prosecution of claims by Registrant and Sublessee for a final declaratory judgment and an injunction and other relief against the Trump defendants. The Appellate Court has upheld and affirmed the granting of such preliminary injunc-tions against the Trump defendants.

                   On February 15, 1995, Trump filed an action against Registrant, Sublessee, Counsel,Harry B. Helmsley,(a partner in Sublessee), Helmsley-Spear, Inc. (the management company of the Empire State Building), and the Agents for Registrant in New York State Supreme Court, alleging that the notice of default is valid and seeking damages and related relief based thereon. On October 24, 1996 the Court dismissed all of Trump's claims in their entirety against all defendants in the action. Trump appealed this Order. The Appellate Court has unanimously affirmed the dismissal of Trump's claims.

                   In May, 1995, Registrant and Sublessee filed a separate legal action against Trump and various affiliated persons for breach of the master lease and sublease and disparagement of the property in violation of Registrant's and Sublessee's leasehold rights. The action was amended to include additional claims by Registrant and Sublessee seeking a declaratory judgment that they may act as an owner of the Property for purposes of making ap-plications and related activities pursuant to the New York City Building Code. By decision and order dated October 24, 1996, the Court sustained Registrant's and Sublessee's claims concerning the parties who may act as owner of the Property under the Building Code, but dismissed Registrant's and Sublessee's claims against Trump and co-defendants for money damages. Registrant and Sublessee appealed that portion of the Court's order dismissing their claims for money damages. The Appellate Court has affirmed that part of the Court's order dismissing the claims for money damages.
         Empire State Building Associates                               12.
         June 30, 1998




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

                   Wien & Malkin LLP, et. al. v. Helmsley-Spear, Inc., et. al.: On June 19, 1997 Wien & Malkin LLP and Peter L. Malkin filed an action in the Supreme Court of the State of New York against Helmsley-Spear, Inc. and Leona Helmsley concerning various part-nerships which own, lease or operate buildings managed by Helmsley-Spear, Inc., including Registrant's property. In their complaint, plaintiffs sought the removal of Helmsley-Spear, Inc.
         as managing and leasing agent for all of the buildings.
         Plaintiffs also sought an order precluding Leona Helmsley from exercising any partner management powers in the partnerships. In August, 1997, the Supreme Court directed that the foregoing claims proceed to arbitration. As a result, Mr. Malkin and Wien & Malkin LLP filed an arbitration complaint against Helmsley-Spear, Inc.
         and Mrs. Helmsley before the American Arbitration Association. Helmsley-Spear, Inc. and Mrs. Helmsley served answers denying
         Empire State Building Associates                               13.
         June 30, 1998




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

                   Under Sublessee's management, the Building recently won three awards from the Building Owners and Management Association ("BOMA") (BOMA/NY Award 1989; BOMA Middle Atlantic Region Award 1990/91 and the BOMA International Award for excellence 1992/93). The New York Landmarks Conservancy recently awarded a Merit Citation to the Building. In 1994, Metaloptics recognized the Building for excellence in lighting efficiency. In December 1994, Energy User News, a national publication, awarded a Certificate of Merit in the lighting category for excellence and innovation in energy efficiency and management of the Building.
         Empire State Building Associates                               14.
         June 30, 1998




         Item 6.   Exhibits and Reports on Form 8-K

                   (a)  The exhibit hereto is incorporated by reference.

                   (b) Registrant did not file any report on Form 8-K for the period for which this report is being filed.
\
         Empire State Building Associates                               15.
         June 30, 1998






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


         Dated: August 14, 1998


                   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the undersigned as Attorney-in-Fact for each of the Partners in Registrant, pursuant to the Power, on behalf of Registrant on the date indicated.


         By:  /s/ Stanley Katzman
              Stanley Katzman, Attorney-in-Fact*


         Dated: August 14, 1998







         ______________________
            *  Mr. Katzman supervises accounting functions for Registrant
         Empire State Building Associates                               16.
         June 30, 1998



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


            24        Powers of Attorney dated August 6,
                      1996 and May 14, 1998 between the
                      Partners of Registrant and Stanley
                      Katzman and Richard A. Shapiro which
                      was filed as Exhibit 24 to
                      Registrant's 10-Q for the quarter
                      ended March 31, 1998 and is
                      incorporated herein by reference.







         ______________________
         *    Page references are based on sequential numbering system.