Form 10-Q
period 1998-09-30
EMPIRE STATE BUILDING ASSOCIATES
filed 1998-11-17
CIK 32776

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1998

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
                                 (Unaudited)

                               For the Three Months       For the Nine Months
                               Ended September 30,        Ended September 30,
                                    1998        1997         1998        1997
Income:

  Rent income, from a
    related party (Note B)    $1,504,688  $1,504,688   $4,514,063  $4,514,063
  Dividend income                 19,209       2,647       65,805       7,781
                              ----------  ----------   ----------  ----------
         Total income          1,523,897   1,507,335    4,579,868   4,521,844
                              ----------  ----------   ----------  ----------
Expenses:

     Leasehold                   492,500     492,500    1,477,500   1,477,500
     Supervisory services, to a
       related party (Note C)     39,854      39,854      119,563     119,563
     Amortization of leasehold    52,117      52,117      156,351     156,351
                               ---------   ---------   ----------  ----------
      Total expenses             584,471     584,471    1,753,414   1,753,414
                               ---------   ---------   ----------  ----------
Net income                     $ 939,426   $ 922,864   $2,826,454  $2,768,430
                               =========   =========   ==========  ==========
Earnings per $10,000
	participation unit,
	based on 3,300 participation
	units outstanding
        during the year        $  284.67   $  279.66   $   856.50  $   838.92
                               =========   =========   ==========  ==========

	Distributions per $10,000
	  participation consisted
	  of the following:
        Income                 $  284.67   $  279.66   $  856.50  $   838.92
        Return of capital           9.98       14.99      349.05       45.02
                               ---------   ---------   ---------  ----------
        Total distributions    $  294.65   $  294.65   $1,205.55  $   883.94
                               =========   =========   =========  ==========

	At September 30, 1998 and 1997, there were $33,000,000 of participations outstanding.

                       Empire State Building Associates
                        Condensed Statement of Income
                                (Unaudited)
Assets                                  September 30, 1998   December 31, 1997
Current assets
  Cash                                         $  406,302      $   378,529
  Prepaid rent                                     23,831           23,831
  Additional rent advance account
    held by Wien & Malkin LLP                         -0-      $ 2,400,000
  Additional rent due from Empire State
    Building Company, a related party                 -0-      $     1,300
  Reserve for legal fees                        1,310,270              -0-
                                               ----------      -----------
       Total current Assets                     1,740,403        2,803,660

Real Estate
  Leasehold on Empire State Building           39,000,000       39,000,000
  Less, allowance for amortization             36,029,309       35,872,958
                                               ----------      -----------
                                                2,970,691        3,127,042
                                               ----------      -----------
                Total Assets                   $4,711,904      $ 5,930,702
                                               ==========      ===========
Current Liabilities:
  Accrued legal fees, to a
    related party (Note 9)                      1,272,237        1,272,237
  Accrued supervisory services,
    to a related party (Note 5)                       -0-           67,744
                                               ----------      -----------
                Total Liabilities              $1,272,237       $1,339,981
                                               ----------      -----------
Capital
Capital January 1,                              4,590,721        3,727,494
Add, Net income:
 January 1, 1998 through September 30, 1998     2,826,454              -0-
 January 1, 1997 through December 31, 1997            -0-        4,752,560
                                               ----------      -----------
                                                7,417,175        8,480,054
Less, Distributions:
Monthly distributions,
  January 1, 1998 through September 30, 1998    2,917,000              -0-
  January 1, 1997 through December 31, 1997           -0-        3,889,333
Additional Distribution on March 5, 1998
  of overage rent for the lease year
  ended December 31, 1997                       1,061,318              -0-
                                               ----------      -----------
                                                3,978,318        3,889,333
                                               ----------      -----------
Capital                                         3,438,857        4,590,721
                                               ----------      -----------
        Total Liabilities and Capital           4,711,094        5,930,702
                                               ==========      ===========

                      Empire State Building Associates
                       Condensed Statement of Income
                                (Unaudited)

                                           January 1, 1998       January 1, 1997
                                               through                through
                                         September 30, 1998   September 30, 1997

Cash flows from operating
  activities:
        Net income                            $2,826,454            $2,768,430
	Adjustments to reconcile
	  net income to cash provided
	  by operating activities:
          Amortization of leasehold              156,351               156,351
        Change in additional rent due          2,401,300                   -0-
	Change in accrued
          supervisory services                   (67,744)                  -0-
	Change in legal fee
          reserve account                     (1,310,270)                  -0-
                                              ----------            ----------
	Net cash provided by operating
          activities                           4,006,091             2,924,781
                                              ----------            ----------
Cash flows from financing activities:
        Cash distributions                    (3,978,318)           (2,917,000)
                                              ----------            ----------
	Net cash used in financing
          activities                          (3,978,318)           (2,917,000)
                                              ----------            ----------
	Net cash increase (decrease)
          in cash and cash equivalents            27,773                 7,781

Cash and cash equivalents
  beginning of period                            378,529               368,152
                                              ----------            ----------
Cash and cash equivalents
  end of period                               $  406,302            $  375,933
                                              ==========            ==========

Notes to Condensed Financial Statements (unaudited)

Note A - Basis of Presentation

		The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and statement of cash flows in conformity with generally accepted accounting principles.  The accompanying unaudited condensed financial statements include all adjustments (consisting only of normal recurring accruals) which are, in the opinion of the partners in
Registrant, necessary for a fair statement of the results for such interim periods.  The partners in Registrant believe that the accompanying unaudited condensed financial statements and the notes thereto fairly disclose the financial condition and results of Registrant's operations for the periods indicated and are adequate to make the information presented therein not misleading.

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

               As of April 15, 1998 Registrant's partners are Peter L. Malkin, Thomas N. Keltner, Jr. and Richard A. Shapiro (collectively, the "Partners"), each of whom also acts as an agent for holders of participations in his respective partnership interest in Registrant (the "Participants").

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

               Overage Rent and other accumulated interest and dividend income are distributed annually after payment of any additional payments for supervisory services to Counsel (as described in Note C below). For 1997, Sublessee reported net operating profit of $5,802,601; therefore, there was Overage Rent payable of $2,401,300 for the year ended December 31, 1997. Registrant paid Counsel $127,161 as an additional payment for supervisory services.

               Sublessee is a New York partnership in which Peter L. Malkin is a partner. The Partners in Registrant are also members of the law firm of Wien & Malkin LLP, 60 East 42nd Street, New York, New York, which acts as counsel to Registrant and Sublessee ("Counsel"). See Note C below.

Note C - Supervisory Services

              Registrant pays Counsel for supervisory services and disbursements
(i) the basic payment of $100,000 per annum (the "Basic Payment") and (ii) an additional payment of 6% of all distributions to Participants in any year in excess of the amount representing a return of 9% per annum on their remaining original cash investment in any year ("Additional Payment"). At September 30, 1998, such remaining cash investment was $33,000,000, representing the original cash investment of the Participants in Registrant.

              No remuneration was paid during the nine month period ended September 30, 1998 by Registrant to any of the Partners as such. Pursuant to the Fee arrangements described herein, Registrant paid Counsel $75,000 of the Basic Payment for supervisory services for the nine month period ended September 30, 1998, and $4,951 a month as the Additional Payment for supervisory services. The supervisory services provided to Registrant by Counsel include legal, administrative and financial services. The legal and administrative services include acting as general counsel to Registrant, maintaining all of its partnership records, performing physical inspections of the Building, reviewing insurance coverage and conducting annual partnership meetings. Financial services include monthly receipt of rent from the Sublessee, payment of monthly rent to the fee owner, payment of monthly and additional distributions to the Participants, payment of all other disbursements, confirmation of the payment of real estate taxes, and active review of financial statements submitted to Registrant by the Sublessee and financial statements audited by and tax information prepared by Registrants' independent certified public accountant, and distribution of such materials to the Participants. Counsel also prepares quarterly, annual and other periodic filings with the Securities and Exchange Commission and applicable state authorities and distributes to the Participants quarterly source of distribution reports.

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

		As of September 30, 1998, the Partners owned of record and beneficially an aggregate of $231,250 of participations in Registrant, representing less than 1% of the currently outstanding participations therein totaling $33,000,000.

		In addition, as of September 30, 1998 certain of the Partners (or their respective spouses) held additional Participations as follows:

                Peter L. Malkin owned of record as trustee or co-trustee, but not beneficially, $195,000 of Participations. Mr. Malkin disclaims any beneficial ownership of such Participations.

                Isabel W. Malkin, the wife of Peter L. Malkin owned of record and beneficially $158,333, of Participations. Mr. Malkin disclaims any beneficial ownership of such Participations.

                Richard A. Shapiro owned of record as custodian, but not beneficially $12,500 of Participations. Mr. Shapiro disclaims any beneficial ownership of such Participations.

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

                Registrant does not pay dividends. During the nine month period ended September 30, 1998, Registrant made regular monthly distributions of $98.21 for each $10,000 participation ($1,178.52 per annum for each $10,000 participation). There are no restrictions on Registrant's present or future ability to make distributions; however, the amount of such distributions depends solely on the ability of Sublessee to make payments of Basic Rent and Overage Rent to Registrant in accordance with the terms of the Sublease. Registrant expects to make distributions in the future so long as it receives the payments provided for under the Sublease. See Note B.

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

		Total income increased for the nine month period ended September 30, 1998 as compared with the nine month period ended September 30, 1997. Such increase resulted from an increase in dividend income earned on funds temporarily invested in Fidelity U.S. Treasury Income Portfolio. Total expenses remained the same for the nine month period ended September 30, 1998 as compared with the nine month period ended September 30, 1997.

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

		The City of New York has asserted a utility tax deficiency in the amount of $277,125 against Sublessee, through December 31, 1994, in connection with water, steam and non-metered electricity rent inclusion charges to tenants, plus accrued interest of approximately $202,505 through July 31, 1998. Sublessee is contesting the calculation of the City's proposed utility tax deficiency before the New York City Tax Appeals Tribunal. The final outcome of Sublessee's appeal cannot presently be determined. It is anticipated that New York City will also seek to impose liability on Sublessee for additional New York City utility tax for periods after December 31, 1994. The amount of such additional tax has yet to be determined.


                       Liquidity and Capital Resources

		There has been no significant change in Registrant's liquidity for the nine month period ended September 30, 1998, as compared with the nine month period ended September 30, 1997.

		Assuming that the Building continues to generate an annual net profit in future years comparable to that in the current year, Registrant anticipates that the value of the Building and the Property will exceed the indicated balance sheet value at September 30, 1998.

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

		The Property of Registrant is the subject of the following pending litigation:

		Studley v. Empire State Building Associates: On October 21, 1991, in an action entitled Studley v. Empire State Building Associates et al., the holder of a $20,000 original participation in Registrant brought suit in New York Supreme Court, New York County against the Agents for Registrant
(Peter L. Malkin, Donald A. Bettex and Alvin Silverman), in their individual capacities and Wien, Malkin & Bettex (currently "Wien & Malkin LLP") counsel to Registrant. The suit claimed that the defendants had engaged in breaches of fiduciary duty and acts of self-dealing in relation to the Agents' solicitation of consents and authorizations from the participants in Registrant in September 1991 and in relation to other unrelated acts of the Agents and the sublessee.
By order dated July 14, 1997, and entered July 29, 1997, the Court granted defendants' motion for summary judgment and dismissal of the action. The plaintiff filed an appeal with respect to the foregoing order. By decision and order entered April 2, 1998, the Appellate Court unanimously affirmed the order dismissing the action. The plaintiff has been denied permission to appeal to the New York Court of Appeals. The plaintiff has filed a further complaint alleging similar claims, purportedly as a class action. Defendants' counsel has filed a motion to dismiss the new complaint based upon the Court's prior rulings and on other grounds.

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

                On February 15, 1995, Trump filed an action against Registrant, Sublessee, Counsel, Harry B. Helmsley (a partner in Sublessee), Helmsley-Spear, Inc. (the management company of the Empire State Building), and the Agents for Registrant in New York State Supreme Court, alleging that the notice of default is valid and seeking damages and related relief based thereon. On October 24, 1996 the Court dismissed all of Trump's claims in their entirety against all defendants in the action. Trump appealed this Order. The Appellate Court has unanimously affirmed the dismissal of Trump's claims.

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

		On or about February 5, 1998, plaintiff served an amended complaint which, among other things, added Kessner & Cyruli, f/k/a Nell H. Kessner & Associates, former landlord-tenant counsel for Sublessee, and Eileen Aluska, a former Helmsley-Spear, Inc. employee, as party defendants. The amended complaint asserts eleven causes of action, similar to those asserted in the original complaint. On March 16, 1998, Registrant filed an answer to the amended complaint denying all allegations of liability. Registrant intends to contest the case vigorously. Because the action is still in the pleading stage and pre-trial discovery has not yet started, counsel for Registrant has not formed a professional conclusion that an adverse outcome is either probable or remote.

		Wien & Malkin LLP, et. al. v. Helmsley-Spear, Inc., et. al.: On June 19, 1997, Wien & Malkin LLP and Peter L. Malkin filed an action in the Supreme Court of the State of New York against Helmsley-Spear, Inc. and Leona Helmsley concerning various partnerships which own, lease or operate buildings managed by Helmsley-Spear, Inc., including Registrant's property. In their complaint, plaintiffs sought the removal of Helmsley-Spear, Inc. as managing
and leasing agent for all of the buildings.   Plaintiffs also sought an order
precluding Leona Helmsley from exercising any partner management powers in the partnerships. In August, 1997, the Supreme Court directed that the foregoing claims proceed to arbitration. As a result, Mr. Malkin and Wien & Malkin LLP filed an arbitration complaint against Helmsley-Spear, Inc. and Mrs. Helmsley before the American Arbitration Association. Helmsley-Spear, Inc. and Mrs. Helmsley served answers denying liability and asserting various affirmative defenses and counterclaims; and Mr. Malkin and Wien & Malkin LLP filed a reply denying the counterclaims. By agreement dated December 16, 1997, Mr. Malkin and Wien & Malkin LLP (each for their own account and not in any representative capacity) reached a settlement with Mrs. Helmsley of the claims and counterclaims in the arbitration and litigation between them. Mr. Malkin and Wien & Malkin LLP are continuing their prosecution of claims in the arbitration for relief against Helmsley-Spear, Inc., including its termination as the leasing and managing agent for various entities and properties, including the Registrant's Sublessee.

Item 5.	Other Information

                The Sublessee is to maintain the Building as a high-class office building as required by the terms of the Sublease.

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







__________________________
*	Page references are based on sequential numbering system.

                                SIGNATURES

		Pursuant to the requirements of the Securities Exchange Act of 1934, the
Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

		The individual signing this report on behalf of Registrant is Attorney-
in-Fact for Registrant and each of the Partners in Registrant, pursuant to
Powers of Attorney, dated August 6, 1996 and May 14, 1998 (collectively, the
"Power").



EMPIRE STATE BUILDING ASSOCIATES
(Registrant)


By:  /s/ Stanley Katzman
     Stanley Katzman, Attorney-in-Fact*



Dated:  November     , 1998


		Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the undersigned as Attorney-in-Fact for each of the Partners in Registrant, pursuant to the Power, on behalf of Registrant on the date indicated.


By:  /s/ Stanley Katzman
     Stanley Katzman, Attorney-in-Fact*


Dated:  November     , 1998






__________________________
*       Mr. Katzman supervises accounting functions for Registrant.