Form 10-Q/A
period 1998-09-30
EMPIRE STATE BUILDING ASSOCIATES
filed 1999-04-01
CIK 32776

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


                An Exhibit Index is located on Page 6 of this Report. Number of pages (including exhibits) in this filing: 8



        PART I.  FINANCIAL INFORMATION


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

        Year 2000 Issues

        Pursuant to SEC Release No. 33-7558, the
        Securities and Exchange Commission ("SEC") has instructed registrants to make suitable disclosure regarding year 2000 readiness. Accordingly, Registrant reports the following:

        Registrant receives base and overage rent from Sublessee, for which Helmsley-Spear, Inc. manages the property as Sublessee's managing and leasing agent. Registrant's supervisor, Wien & Malkin LLP, has requested the managing agent to provide information related to its Year 2000 readiness. However, this information has not yet been provided by the managing agent. Registrant will continue to seek information related to Year 2000 readiness from the managing agent.

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


        Dated:  March 31, 1999


		Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the undersigned as Attorney-in-Fact for each of the Partners in Registrant, pursuant to the Power, on behalf of Registrant on the date indicated.



        By:  /s/ Stanley Katzman
                 Stanley Katzman, Attorney-in-Fact*


        Dated: March 31, 1999













        __________________________
        *       Mr. Katzman supervises accounting functions for Registrant.

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

        3(b)    Amended Business Certificate of
                Registrant filed with the Clerk of New
                York County on August 17, 1998,
                reflecting a change in the Partners of
                Registrant, effective as of April 15,
                1998.

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

                                                               EXHIBIT 3(b)


        AMENDED BUSINESS CERTIFICATE


                The undersigned hereby certify that a certificate of business under the assumed name


        EMPIRE STATE BUILDING ASSOCIATES


        for the conduct of business at 60 East 42nd Street, New York, New York, was filed in the office of the County Clerk New York County, State of New York, on the 23rd day of August, 1961, under index number 6543/61; that the last amended certificate was filed on the 19th day of August, 1996, in the office of said County Clerk under index number 6543/61.

                It is hereby further certified that this amended certificate is made for the purposes of more accurately setting forth the facts recited in the original certificate or the last amended certificate and to set forth the following changes in such facts;*


        JOHN L. LOEHR, residing at 286 Alpine Circle, River Vale, New Jersey 07675, has been succeeded as a partner by RICHARD A. SHAPIRO, residing at 38 Flint Avenue, Larchmont, New York 10538.

        STANLEY KATZMAN, residing at 30 East 62nd Street, New York, New York 10021, has been succeeded as a partner by THOMAS N. KELTNER, Jr., residing at 1111 Park Avenue, New York, New York 10128.


        The members of EMPIRE STATE BUILDING ASSOCIATES now consist of:
        Thomas N. Keltner, Jr., Peter L. Malkin and Richard A. Shapiro.


                In Witness Whereof, the undersigned have as of the 15th day of April, 1998 made and signed this certificate.


        s/s Stanley Katzman             s/s Thomas N. Keltner, Jr.
            STANLEY KATZMAN                 THOMAS N. KELTNER, JR.


        s/s John L. Loehr               s/s Richard A. Shapiro
            JOHN L. LOEHR                   RICHARD A. SHAPIRO


        s/s Peter L. Malkin
            PETER L. MALKIN

        State of New York, County of New York       ss.:


                On this 29th day of July, 1998 before me personally appeared JOHN L. LOEHR, STANLEY KATZMAN, THOMAS N. KELTNER, JR., PETER L. MALKIN and RICHARD A. SHAPIRO, to me known and known to me to be the individuals described in and who executed the foregoing certificate, and they thereupon duly acknowledged to me that they executed the same.





							s/s Notary Public
							s/s NOTARY PUBLIC