Form 10-K
period 1998-12-31
EMPIRE STATE BUILDING ASSOCIATES
filed 1999-04-16
CIK 32776

FORM 10-K
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

        [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                THE SECURITIES EXCHANGE ACT OF 1934
        For the fiscal year ended December 31, 1998

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

  An Exhibit Index is located on pages 36 through 37 of this report. Number of pages (including exhibits) in this filing: 39


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

		Registrant's partners are Peter L. Malkin, Thomas N. Keltner, Jr. and Richard A. Shapiro (individually, a "Partner" and, collectively, the "Partners") each of whom also acts as an agent for holders of participations in their respective partner-ship interests in Registrant (each holder of a participation, individually, a "Participant" and, collectively, the "Participants").

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

		As of December 31, 1998, the Building was 94.15% occupied by approximately 750 tenants who engage in various businesses, including the Boy Scouts, the YMCA, the practice of law and accounting, ladies' and men's apparel, and ladies' and men's shoes. Registrant does not maintain a full-time staff. See
        Item 2 hereof for additional information concerning the Property.

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

		Overage Rent income is recognized when earned from the Sublessee, at the close of the year ending December 31; such income is not determinable until the Sublessee, pursuant to the Sublease, renders to Registrant a certified report on the Sublessee's operation of the Property. The Sublease requires that this report be delivered to Registrant annually within 60 days after the end of each such fiscal year. Accordingly, all Overage Rent income and certain supervisory services expense are reflected in the fourth quarter of each year. The Sublease does not provide for the Sublessee to render interim reports to Registrant. See
        Note 3 of Notes to Financial Statements filed under Item 8 hereof (the "Notes") regarding Overage Rent payments by Sublessee for the fiscal years ended December 31, 1998, 1997 and 1996. There was Overage Rent of $4,109,852 for the year ended December 31, 1998.

		(c)	Competition

		Pursuant to tenant space leases at the Building, the average annual base rental payable to Sublessee is approximately $33.85 per square foot (exclusive of electricity charges and escalation). Registrant has been advised that the average rental rate is approximately $31 per square foot at both 358 Fifth Avenue and 362 Fifth Avenue, which are neighboring office buildings (containing 15 and 12 stories, respectively) containing upgraded standard installations, but lacking comparable views and window space. The average rental rate at 3 Park Avenue, which contains approximately 41 stories, is approximately $40 per square foot, and the average rental rate at 1350 Broadway, which contains 25 stories, is approximately $25 per square foot.

		In the overall rental market for commercial space in Manhattan, rents range from approximately $51 per square foot for prime office space to approximately $25 per square foot in less developed industrial and/or secondary commercial areas.

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

        Item 3. Legal Proceedings.

		The Property of Registrant is the subject of the following pending litigation:

		Studley v. Empire State Building Associates: On October 21, 1991, in an action entitled Studley v. Empire State Building Associates et al., the holder of a $20,000 original participation in Registrant brought suit in New York Supreme Court, New York County against the Agents for Registrant (Peter L. Malkin, Donald
        A. Bettex and Alvin Silverman), in their individual capacities and Wien, Malkin & Bettex (currently "Wien & Malkin LLP") counsel to Registrant. The suit claimed that the defendants had engaged in breaches of fiduciary duty and acts of self-dealing in relation to the Agents' solicitation of consents and authorizations from the participants in Registrant in September 1991 and in relation to other unrelated acts of the Agents and the sublessee. By order dated July 14, 1997, and entered July 29, 1997, the Court granted defendants' motion for summary judgment and dismissal of the action. The Plaintiff filed an appeal with respect to the foregoing order. By decision and order entered April 2, 1998, the Appellate Court unanimously affirmed the order dismissing the action. The Plaintiff has been denied permission to appeal to the New York Court of Appeals. The Plaintiff has filed a further Complaint alleging similar claims, purportedly as a class action. Defendant's counsel has filed a motion to dismiss the new complaint based upon the Court's prior rulings and on other grounds.

		Proceedings Involving Trump Empire State Partners: In December 1994, Registrant received a notice of default from Trump. The Trump default notice to Registrant claimed that Registrant was in violation of its master lease because of extensive work which Sublessee had undertaken as part of an improvement program that commenced before Trump reportedly acquired its interest in the property in 1994. Trump's notice also complained that the Building was in need of repairs. On February 14, 1995, Registrant and Sublessee filed an action ("Action No. 1") in New York State Supreme Court against Trump for a declaratory judgment that none of the matters set forth in the notice of default constitutes a violation of the master lease or sublease, and that the notice of default is entirely without merit. Registrant's and Sublessee's suit also seeks an injunction to prevent Trump from implementing the notice of default. On March 24, 1995, the Court granted Registrant a preliminary injunction against Trump. In 1996 the Court granted two additional preliminary injunctions against Trump with respect to two additional default notices. The preliminary injunctions prohibit Trump from acting on its notices of default to Registrant at any time, pending the prosecution of claims by Registrant and Sublessee for a final declaratory judgment and an injunction and other relief against the Trump defendants. The Appellate Court has upheld and affirmed the granting of such preliminary injunctions against the Trump defendants.

		On February 15, 1995, Trump filed an action ("Action No. 2") against Registrant, Sublessee, Counsel, Harry B. Helmsley, a partner in Sublessee, Helmsley-Spear, Inc. (the management company of the Empire State Building), and the Agents for Registrant in New York State Supreme Court, alleging that the notice of default is valid and seeking damages and related relief based thereon. On October 24, 1996 the Court dismissed all of Trump's claims in their entirety against all defendants in Action No. 2. Trump appealed this Order. The Appellate Court has unanimously affirmed the dismissal of Trump's claims.

		In May, 1995, Registrant and Sublessee filed a separate legal action ("Action No. 3") against Trump and various affiliated persons for breach of the master lease and sublease, and disparagement of the property in violation of Registrant' and Sublessee's leasehold rights. The action was amended to include additional claims by Registrant and Sublessee (the "Ownership Claim") seeking a declaratory judgment that they may act as an owner of the Property for purposes of making applications and related activities pursuant to the New York City Building Code.
        By decision and order dated October 24, 1996, the Court sustained Registrant's and Sublessee's claims concerning the parties who may act as owner of the Property under the Building Code, but dismissed Registrant's and Sublessee's claims against Trump and co-defendants for money damages. Registrant and Sublessee appealed that portion of the Court's order dismissing their claims for money damages. The Appellate Court has affirmed that part of the Court's order dismissing the claims for money damages.

		On March 16, 1999, the New York Supreme Court granted summary judgment in Action Nos. 1 and 3 in favor of Registrant and the Sublessee and against the Trump defendants as to most of the alleged lease defaults set forth in the Trump default notice of December 1994, and as to the two additional Trump default notices in their entirety and the Ownership Claim.

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

        Item 4. Submission of Matters to a Vote of Participants.

		On November 2, 1998, the Partners mailed to the Participants a STATEMENT ISSUED BY THE AGENTS IN CONNECTION WITH THE SOLICITATION OF CONSENTS OF THE PARTICIPANTS (the "Statement") requesting their authorization for the designation of new Successor Agents. The details of the Partners' proposal are provided in the Definitive Proxy Statement which was filed with the Securities and Exchange Commission as Schedule 14-A on October 28, 1998, and is incorporated herein by reference.

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

		(a)	The Participations neither are traded on an
        established securities market nor are readily tradable on a secondary market or the substantial equivalent thereof. Based on Registrant's transfer records, Participations are sold by the holders thereof from time to time in privately negotiated transactions and, in many instances, Registrant is not aware of the prices at which such transactions occur. During the past year there were 577 transfers. In thirty seven instances, the indicated purchase price was equal to 2.25 times the face amount of the Participation transferred. In all other cases, no consideration was indicated.

		(b)	As of December 31, 1998, there were 2,625 holders
        of Participations of record.

		(c)	Registrant does not pay dividends.  During the year
        ended December 31, 1998, Registrant made regular monthly distributions of $98.21 for each $10,000 Participation. There was Overage Rent payable of $4,109,852 for the year ended December 31, 1998 and Registrant made additional distributions for each $10,000 Participation of $854.55 on March 5, 1999. See Item 1 hereof. There are no restrictions on Registrant's present or future ability to make distributions; however, the amount of such distri-butions, particularly distributions of Overage Rent, depends solely on Sublessee's ability to make payments of Basic Rent and Overage Rent to Registrant. See Item 1 hereof. Registrant expects to make monthly distributions in the future so long as it receives the payments provided for under the Sublease. See Item 7 hereof.

        [SELECTED FINANCIAL DATA]

Item 6.
                              EMPIRE STATE BUILDING ASSOCIATES


                                  SELECTED FINANCIAL DATA


                                     Year ended December 31,


                          1998        1997        1996         1995       1994
Basic rent income.... $ 6,018,750  $6,018,750  $6,018,750 $6,018,750  $6,018,750
Overage rent income...  4,109,852   2,401,300           0          0   3,597,887
Dividend income.......     84,615      10,377       8,647     35,556      39,667

   Total revenues.....$10,213,217  $8,430,427  $6,027,397  6,054,306  $9,656,304


Net income........... $ 7,507,228  $4,752,560  $3,689,511 $3,716,420  $7,100,005


Earnings per $10,000
 participation unit,
 based on 3,300
 participation units
 outstanding during
 the year........... .$     2,275  $    1,440  $    1,118 $    1,126  $   2,152


Total assets..........$ 8,787,638  $5,930,702  $3,727,494 $3,927,316  $7,527,783


Long-term obligations.$    - 0 -   $    -0-    $    -0-   $    -0-    $    -0-


Distributions per $10,000
 participation unit, based
 on 3,300 participation
 units outstanding
 during the year:
   Income............. $    1,500  $   1,179   $   1,118 $     1,126   $   2,152
   Return of capital.....   - 0 -        -0-          61       1,089       1,241

   Total distributions.$    1,500  $   1,179   $   1,179 $     2,215   $   3,393

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

		The following summarizes the material factors affecting Registrant's results of operations for the three preceding years:

        (a) Total income increased for the year ended December 31, 1998 as compared with the year ended December 31, 1997. Such increase resulted from an increase in Overage Rent in the year 1998 and an increase in dividend income earned as compared with the year ended December 31, 1997. Total income increased for the year ended December 31, 1997 as compared with the year ended December 31, 1996 because of the receipt of Overage Rent in the year 1997 and an increase in dividend income earned as compared with the year ended December 31, 1996. See Note 3 of the Notes.

        (b) Total expenses decreased for the year ended December 31, 1998 as compared with the year ended December 31, 1997. Such decrease is the net result of an increase in additional payment for supervisory services and a decrease in legal fees. Total expenses increased for the year ended December
        31, 1997 as compared with the year ended December 31, 1996.
        Such increase was the result of an increase in additional payment for supervisory services because of the receipt of Overage Rent and the incurrence of legal fees during the year ended December 31, 1997. See Notes 3, 5 and 9 of the Notes.

		The State of New York has asserted utility tax deficiencies through December 31, 1992 in connection with water, steam and non-metered electricity rent inclusion charges to tenants, plus estimated accrued interest. The Supreme Court, New York County, granted summary judgment in favor of the State, which ruling was affirmed by the Appellate Division, First Department, holding that the State utility tax applies to such inclusion charges. Pursuant to the terms of the settlement agreement, Sublessee agreed to pay the State's assessed tax in the sum of $979,109, plus interest of approximately $605,000 through July 31, 1996. The State has agreed to payment of the aforesaid liability over a period of four years, commencing August, 1996, in equal monthly installments of $40,000, including interest on the unpaid balance at the statutory rate. The State has asserted additional tax for the years 1993 through 1995 of $636,404 plus accrued interest of $249,521 through December 31, 1998. It is anticipated that New York State will seek to impose liability on Sublessee for State utility tax for periods after December 31, 1995 through December 31, 1997. The amount of such additional tax has yet to be determined. The imposition of both New York state and New York City utility taxes on non-metered electricity rent inclusion charges was repealed effective January 1, 1998. The City of New York has asserted a utility tax deficiency in the amount of $277,125 against Sublessee, through December 31, 1994 in connection with water, steam and non-metered electricity rent inclusion charges to tenants, plus accrued interest of approximately $233,390 through December 31, 1998. Sublessee is contesting the calculation of the City's proposed utility tax deficiency before the New York City Tax Appeals Tribunal. The final outcome of Sublessee's appeal cannot presently be determined. It is anticipated that New York City will seek to impose liability on Sublessee for additional New York City utility tax for periods after December 31, 1994 through December 31, 1997. The amount of such additional tax has yet to be determined.

        Liquidity and Capital Resources

		There has been no significant change in Registrant's liquidity or capital resources for the fiscal year ended December 31, 1998 as compared with the fiscal year ended December 31, 1997.

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

		The Sublessee anticipates that the costs of improvements to be incurred will reduce Overage Rent during the year 1999, but should have no effect on the payment of Basic Rent in those years.

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

        PART III

        Item 10.        Directors and Executive Officers of Registrant.

		Registrant has no directors or officers or any other centralization of management. There is no specific term of office for any Partner. The table below sets forth as to each Partner as of December 31, 1998 the following: name, age, nature of any family relationship with any other Partner, business experience during the past five years and principal occupation and employment during such period, including the name and principal business of any corporation or any organization in which such occupation and employment was carried on and the date such individual became a
        Partner:
                                                   Principal       Date
                       Nature of                   Occupation      Individual
                       Family        Business      and             became
  Name         Age     Relationship  Experience    Employment      Partner

Peter L. Malkin 65      None      Attorney-at-Law;  Senior Partner  1961
                                  Real Estate       and Chairman
                                                    Wien & Malkin
                                                    LLP
Thomas N. Keltner,
         Jr.    52      None      Attorney-at-Law;  Partner         1998
                                  Real Estate       Wien & Malkin
                                                    LLP

Richard A. Shapiro  53  None      Attorney-at-Law;  Partner         1998
                                  Real Estate       Wien & Malkin
                                                    LLP

		As stated above, all three of the Partners are members of Counsel. See Items 1, 11, 12 and 13 hereof for a description of the services rendered by, and the compensation paid to, Counsel and for a discussion of certain relationships which may pose actual or potential conflicts of interest among Registrant, Sublessee and certain of their respective affiliates.

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

        Thomas N. Keltner, Jr. is a joint venturer in Navarre-
        500 Building Associates; and a general partner in Garment Capitol Associates and 60 East 42nd St.
        Associates.

        Richard A. Shapiro is a general partner in Garment
        Capitol Associates and 60 East 42nd St. Associates.

        Item 11.        Executive Compensation.

		As stated in Item 10 hereof, Registrant has no directors or officers or any other centralization of management.

		No remuneration was paid during the current fiscal year ended December 31, 1998 by Registrant to any of the Partners as such. Registrant pays Counsel, for supervisory services and disbursements, fees of $100,000 per annum plus 6% of all sums distributed to the Participants in excess of 9% per annum on their original cash investment. Pursuant to such arrangements described herein, Registrant paid Counsel a total of $339,417 (consisting of $100,000 as an annual basic payment for supervisory services and $239,417 as an additional payment for supervisory services) for supervisory services rendered during the fiscal year ended December 31, 1998. The supervisory services include, among other items, the preparation of reports and related documentation required by the Securities and Exchange Commission, the monitoring of all areas of federal and local securities law compliance, the preparation of certain financial reports, as well as the supervision of accounting and other documentation related to the administration of Registrant's business. See Item 7 hereof. Out of its fees, Counsel paid all disbursements and costs of regular accounting services. As noted in Items 1 and 10 of this report, the Partners are also members of Counsel.


        Item 12.        Security Ownership of Certain Beneficial Owners
                       and Management.

                        (a) Registrant has no voting securities. See Item 5 hereof. At December 31, 1998, no person owned of record or was known by Registrant to own beneficially more than 5% of the outstanding Participations.

			(b)	At December 31, 1998, the Partners (see Item
        10 hereof) beneficially owned, directly or indirectly, the following Participations:

                           Name & Address       Amount of
                           of Beneficial        Beneficial      Percent
        Title of Class         Owners           Ownership      of Class

        Participations  Peter L. Malkin $236,250        .7159%
        in Partnership  60 East 42nd Street
        Interests       New York, NY 10165

                        Thomas N. Keltner, Jr.  $  5,000        .0152%
                        60 East 42nd Street
                        New York, NY  10165

                        Richard A. Shapiro      $  5,000        .0152%
                        60 East 42nd Street
                        New York, NY  10165


		At such date, certain of the Partners (or their respective spouses) held additional Participations as follows:

	Richard A. Shapiro owned of record as custodian but not beneficially $12,500 of Participations. Mr. Shapiro disclaims any beneficial ownership of such Participations.

	Peter L. Malkin owned of record as trustee or co-trustee but not beneficially, $195,000 of Participations. Mr. Malkin disclaims any beneficial ownership of such Participations.

	Isabel W. Malkin, the wife of Peter L. Malkin, owned of record and beneficially, $158,333.34 of Participations. Mr. Malkin disclaims any beneficial ownership of such Participations.

	(c)	Not applicable.

        Item 13.        Certain Relationships and Related Transactions.

			(a)	As stated in Item 1 hereof, Mr. Peter L.
        Malkin, Mr. Keltner and Mr. Shapiro are the three Partners of Registrant and also act as agents for the Participants in their respective partnership interests. Mr. Malkin is also a partner in Sublessee. As a consequence of one of the three Partners being a partner in Sublessee, and all of the Partners being current members of Counsel (which represents Registrant and Sublessee), certain actual and potential conflicts of interest may arise with respect to the management and administration of the business of Registrant. However, under the respective participating agreements pursuant to which the Partners act as agents for the Participants, certain transactions require the prior consent from Participants owning a specified interest under the agreement in order for the agents to act on their behalf. Such transactions include modifications and extensions of the Sublease, or a sale or other disposition of the Property or substantially all of Registrant's other assets.

			Reference is made to Items 1 and 2 hereof for a description of the terms of the Sublease between Registrant and Sublessee. The respective interests of the Partners in Registrant and in the Sublease arise solely from ownership of their respective participations in Registrant and, in the case of Mr. Malkin, his ownership of a partnership interest in Sublessee. The Partners receive no extra or special benefit not shared on a pro rata basis with all other security holders of Registrant or partners in Sublessee. However, the Partners, by reason of their respective interest in Counsel, are entitled to receive their pro rata share of any legal fees or other remuneration paid to Counsel for professional services rendered to Registrant and Sublessee. See Item 11 hereof for a description of the remuneration arrangements between Registrant and Counsel relating to supervisory services provided by Counsel.

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

			(d)  Not applicable.

                        PART IV


        Item 14.        Exhibits, Financial Statement Schedules and
        Reports on Form 8-K.

		(a)(1)  Financial Statements:

        Consent of Jacobs Evall & Blumenfeld LLP, Certified
        Public Accountants, dated March 12, 1999.

        Accountant's Report of Jacobs Evall & Blumenfeld LLP,
        Certified Public Accountants, dated March 4, 1999.

        Balance Sheets at December 31, 1998 and at December 31,
        1997 (Exhibit A).

        Statements of Income for the fiscal years ended December
        31, 1998, 1997 and 1996 (Exhibit B).

        Statement of Partners' Capital for the fiscal year ended
        December 31, 1998 (Exhibit C-1).

        Statement of Partners' Capital for the fiscal year ended
        December 31, 1997 (Exhibit C-2).

        Statement of Partners' Capital for the fiscal year ended
        December 31, 1996 (Exhibit C-3).

        Statements of Cash Flows for the fiscal years ended
        December 31, 1998, 1997 and 1996 (Exhibit D).

        Notes to Financial Statements for the fiscal years ended
        December 31, 1998, 1997 and 1996.

		(2)	Financial Statement Schedules:

		List of Omitted Schedules.

		Real Estate and Accumulated Depreciation - December
        31, 1998 (Schedule III).

        (3)     Exhibits:  See Exhibit Index.

        (b) No Form 8-K was filed by Registrant for the final quarter of 1998.

        [LETTERHEARD OF
        JACOBS EVALL & BLUMENFELD LLP]



                                    April 13, 1999


        Empire State Building Associates
        New York, N. Y.



        We consent to the use of our independent accountants' report dated March 31, 1999 covering our audits of the accompanying financial statements of Empire State Building
        Associates in connection with and as part of your December 31, 1998 annual report (Form
        10-K) to the Securities and Exchange
        Commission.




                            Jacobs Evall & Blumenfeld LLP
                            Certified Public Accountants

        INDEPENDENT ACCOUNTANTS' REPORT


        To the participants in Empire State Building Associates
        (a Partnership)
        New York, N. Y.


        We have audited the accompanying balance sheets of Empire State Building Associates ("Associates") as of December 31, 1998 and 1997, and the related statements of income, partners' capital and cash flows for each of the three years in the period ended December 31, 1998, and the supporting financial statement schedule as contained in Item 14(a)(2) of this Form 10-K.
        These financial statements and schedule are the responsibility of Associates' management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Empire State Building Associates as of December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles, and the related financial statement schedule, when considered in relation to the basic financial statements, presents fairly, in all material respects, the information set forth therein.

        As discussed in Note 9 to the financial statements, Associates has been included as a defendant in actions with other related parties, including the Agents for Associates and Empire State Building Company, the sublessee.




					Jacobs Evall & Blumenfeld LLP
                                        Certified Public Accountants

        New York, N. Y.
        March 31, 1999

                                                                EXHIBIT A

                              EMPIRE STATE BUILDING ASSOCIATES

                                      BALANCE SHEETS


                                       A S S E T S



                                                        December 31,

                                                      1998          1997
Current Assets:
  Cash and cash equivalents (Note 11):
    The Chase Manhattan Bank.....................$       4,525   $     2,988
    Distribution account held by
     Wien & Malkin LLP...........................      324,111      324,111
    Fidelity U.S. Treasury Income Portfolio......    4,906,745       51,430
    Additional rent advance account
     held by Wien & Malkin LLP...................            -    2,400,000
                                                     5,235,381    2,778,529

  Additional rent due from Empire State
   Building Company, a related party.................  609,852        1,300

  Prepaid rent.......................................   23,831       23,831

        TOTAL CURRENT ASSETS........................ 5,869,064    2,803,660

Real Estate (Note 2):
  Leasehold on Empire State Building,
   350 Fifth Avenue, New York, N. Y.................39,000,000   39,000,000
     Less: Accumulated amortization.................36,081,426   35,872,958

                                                     2,918,574    3,127,042

        TOTAL ASSETS.............................  $ 8,787,638  $ 5,930,702



                         LIABILITIES AND PARTNERS' CAPITAL


Current liabilities:
  Accrued legal fees, to a related party (Note 10).$ 1,460,341   $ 1,272,237
  Accrued supervisory services, to a related
     party (Note 5) ...............................    180,000        67,744

        TOTAL LIABILITIES..........................  1,640,341     1,339,981

Contingencies (Notes 9 and 11).......................
Partners' Capital (Exhibit C)........................7,147,297     4,590,721

        TOTAL LIABILITIES AND PARTNERS' CAPITAL....$ 8,787,638   $ 5,930,702






	See accompanying notes to financial statements.

                                                                    EXHIBIT B

                              EMPIRE STATE BUILDING ASSOCIATES

                                    STATEMENTS OF INCOME


                                                 Year ended December 31,

                                             1998          1997         1996
Revenues:

  Rent income, from a related party
    (Note 3)........................  $10,128,602     $8,420,050      $6,018,750

  Dividend income...................       84,615         10,377           8,647

                                       10,213,217      8,430,427       6,027,397


Expenses:

  Leasehold rent (Note 4).........     1,970,000       1,970,000       1,970,000

  Supervisory services, to a related
   party (Note 5)...................     339,417         227,161         159,417

  Legal fees, to a related party
    (Note 10).......................     188,104       1,272,237             -


  Amortization of leasehold (Note 2)..   208,468         208,469         208,469

                                       2,705,989       3,677,867       2,337,886

      NET INCOME, CARRIED TO PARTNERS'
        CAPITAL, (NOTE 8)........... $ 7,507,228      $4,752,560      $3,689,511



Earnings per $10,000 participation unit, based
 on 3,300 participation units outstanding
 during each year............        $     2,275      $    1,440      $    1,118

















	See accompanying notes to financial statements.

                                                            EXHIBIT C-1

                              EMPIRE STATE BUILDING ASSOCIATES

                               STATEMENT OF PARTNERS' CAPITAL
                                YEAR ENDED DECEMBER 31, 1998


                           Capital                                  Capital
                         January 1,      Share of                 December 31,
                              1998      net income  Distributions      1998

Richard A. Shapiro Group
 (formerly
  John L. Loehr Group).. $1,530,241    $2,502,409    $1,650,217    $2,382,433

Thomas N. Keltner Group
 (formerly Stanley
  Katzman Group)....      1,530,240     2,502,410     1,650,218     2,382,432


Peter L. Malkin Group...  1,530,240     2,502,409     1,650,217     2,382,432

                         $4,590,721    $7,507,228    $4,950,652    $7,147,297















	See accompanying notes to financial statements.

                                                             EXHIBIT C-2

                              EMPIRE STATE BUILDING ASSOCIATES

                               STATEMENT OF PARTNERS' CAPITAL
                                YEAR ENDED DECEMBER 31, 1997

                       Capital                                    Capital
                     January 1,      Share of                   December 31,
                        1997         net income  Distributions      1997

John L. Loehr Group.. $1,242,498    $1,584,187    $1,296,444    $1,530,241


Stanley Katzman Group. 1,242,498     1,584,187     1,296,445     1,530,240


Peter L. Malkin Group. 1,242,498     1,584,186     1,296,444     1,530,240

                      $3,727,494    $4,752,560    $3,889,333    $4,590,721

















	See accompanying notes to financial statements.

                                                                   EXHIBIT C-3

                              EMPIRE STATE BUILDING ASSOCIATES

                               STATEMENT OF PARTNERS' CAPITAL
                                YEAR ENDED DECEMBER 31, 1996


                    Capital                                      Capital
                   January 1,     Share of                    December 31,
                      1996       net income    Distributions       1996

John L. Loehr Group
 (formerly Donald A.
  Bettex Group)..... $1,309,105   $1,229,837    $1,296,444    $ 1,242,498

Stanley Katzman Group
 (formerly C. Michael
  Spero Group)...     1,309,106    1,229,837     1,296,445      1,242,498


Peter L. Malkin Group.1,309,105    1,229,837     1,296,444      1,242,498

                     $3,927,316   $3,689,511    $3,889,333     $3,727,494


















	See accompanying notes to financial statements.

                                                                     EXHIBIT D

                      EMPIRE STATE BUILDING ASSOCIATES

                           STATEMENTS OF CASH FLOWS


                                                Year ended December 31,

                                             1998         1997        1996


Cash flows from operating activities:
  Net income............................. $ 7,507,228  $ 4,752,560  $ 3,689,511
  Adjustments to reconcile net income to
   cash provided by operating activities:
     Amortization of leasehold............    208,468      208,469      208,469
     Changes in operating assets
      and liabilities:
        Additional rent due from Empire State
         Building Company, a related party.. (608,552)      (1,300)        -
        Accrued supervisory services,
         to a related party...............    112,256       67,744         -
        Accrued legal fees, to a related
         party...........................     188,104    1,272,237         -

          Net cash provided by
           operating activities..........   7,407,504    6,299,710    3,897,980


Cash flows from financing activities:
  Cash distributions...................    (4,950,652)  (3,889,333)  (3,889,333)

         Net cash used in financing
          activities...................... (4,950,652)  (3,889,333)  (3,889,333)

         Net increase in cash
          and cash equivalents............  2,456,852    2,410,377        8,647

Cash and cash equivalents, beginning of
          year...........................   2,778,529      368,152      359,505

         CASH AND CASH EQUIVALENTS,
           END OF YEAR..............      $ 5,235,381  $ 2,778,529  $   368,152











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

        b. Real Estate and Amortization of Leasehold:

           Real estate, consisting of a leasehold, is stated at cost. Amortization of the leasehold is being computed through its first renewal term by the straight-line method over its estimated useful life of 25 years, from January 1, 1988 to January 5, 2013 (see Note 4).

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


        3. Related Party Transactions -  Rent Income

	Rent income for the years ended December 31, 1998, 1997 and 1996 totalling $10,128,602, $8,420,050 and $6,018,750, respectively, consists of the minimum annual rent plus additional rent under an operating sublease dated December 27, 1961, as modified February 15, 1965, with Company (the "Sublessee"), as follows:


                                          Year ended December 31,

                                       1998         1997         1996

        Minimum net basic rent.... $ 6,018,750   $6,018,750  $ 6,018,750
        Additional rent earned....   4,109,852    2,401,300          -

                                   $10,128,602   $8,420,050  $ 6,018,750

                        EMPIRE STATE BUILDING ASSOCIATES

                        NOTES TO FINANCIAL STATEMENTS
                                (Continued)




        3. Related Party Transactions -  Rent Income (continued)

	The sublease provides for the same initial term and renewal options as the leasehold (see Note 4), less one day. In January 1989, the Sublessee exercised its option to renew the sublease for the first renewal period from January 4, 1992 to January 4, 2013. The annual minimum net basic rent during the first renewal term was reduced to $6,018,750, and is to be further reduced to $5,895,625 during each of three remaining renewal terms.

	Additional rent earned is equal to fifty percent of the sublessee's annual net income (as defined in the sublease) in excess of $1,000,000.

	A partner in Associates is also a partner in the Sublessee.


        4. Leasehold Rent

	Leasehold rent represents the net basic rent of $1,970,000 per annum under an operating lease dated December 27, 1961, as modified February 15, 1965, with The Prudential Insurance Company of America ("Prudential"). Associates exercised its first renewal option in 1988, and the current leasehold rent remains unchanged throughout the first renewal term of the lease, which ends on January 5, 2013.

	The lease contains options for Associates to renew the leasehold for an additional 3 successive periods of 21 years each. The basic rent is to be further reduced to $1,723,750 per annum during each of the remaining three renewal terms.

	On November 27, 1991, Prudential sold the property to E.G. Holding Co., Inc. which, through merger and conveyance, transferred its interest as lessor to Trump Empire State Partners (see Note 9b). Associates' rights under the master leasehold remain unchanged.




        5. Related Party Transactions - Supervisory Services

	Supervisory services (including disbursements and cost of regular accounting services) during the years ended December 31, 1998, 1997 and 1996, totalling $339,417, $227,161 and $159,417, respectively, represent fees incurred by the firm of Wien & Malkin LLP. Some members of that firm are partners in Associates.

	Fees for supervisory services are paid pursuant to an agreement, which amount is based on a rate of return of investment achieved by the participants in Associates each year.

                        EMPIRE STATE BUILDING ASSOCIATES

                        NOTES TO FINANCIAL STATEMENTS
                                (Continued)




        6. Number of Participants

	There were approximately 2,620 participants in the participating groups at December 31, 1998, 1997 and 1996.



        7. Determination of Distributions to Participants

	Distributions to participants in 1998, 1997 and 1996 of $4,950,652, $3,889,333 and $3,889,333, respectively, represented the following:

                            1998                1997               1996
Minimum annual rent..      $6,018,750            $6,018,750          $6,018,750
Additional rent,
 earned in
 previous year,
 distributed in
 current year......         2,401,300                    -                    -

Dividend income
 earned in previous
 year, distributed
 in current year......             -                     -                     -

                            8,420,050             6,018,750            6,018,750

Less:

 Leasehold rent
  expense....... $1,970,000           $1,970,000            $1,970,000
 Supervisory
  services paid.    227,161              159,417               159,417
 Legal fees incurred
  in previous
  year..........  1,272,237                    -                   -

                            3,469,398             2,129,417            2,129,417
Distributions
 to participants.....      $4,950,652           $ 3,889,333           $3,889,333


                        EMPIRE STATE BUILDING ASSOCIATES

                        NOTES TO FINANCIAL STATEMENTS
                                (Continued)




        8. Distributions and Amount of Income per $10,000 Participation Unit

	Distributions per $10,000 participation unit during the years 1998, 1997 and 1996 based on 3,300 participation units outstanding during each year, consisted of the following:


                                              Year ended December 31,

                                           1998         1997         1996

         Income........................   $1,500       $1,179      $1,118

         Return of capital.............       -            -           61

         TOTAL DISTRIBUTIONS.......       $1,500       $1,179      $1,179


	Net income is computed without regard to income tax expense since Associates does not itself pay a tax on its income; instead, any such taxes are paid by the participants in their individual capacities.



        9. Litigation and Subsequent Events

        a. On October 21, 1991, in an action entitled Studley v. Empire State Building Associates et al., the holder of a $20,000 original participation in Associates brought suit in New York Supreme Court, New York County against the Agents for Associates (Peter L. Malkin, Donald A. Bettex and Alvin Silverman), in their individual capacities and Wien, Malkin & Bettex (currently "Wien & Malkin LLP"), counsel to Associates. The suit claims that the defendants had engaged in breaches of fiduciary duty and acts of self-dealing in relation to the Agents' solicitation of consents and authorizations from the participants in Associates in September 1991 and in relation to other unrelated acts of the Agents and the sublessee. By order dated July 14, 1997, the Court granted defendants' application for summary judgment and dismissal of the action. The Plaintiff applied for permission to appeal the Appellate Division's determination to the New York Court of Appeals, and that application was denied by both the Appellate Division and the Court of Appeals. The Plaintiff has filed a new complaint, which alleges claims similar to those asserted in the previously dismissed complaint. The defendants have applied for dismissal of the new complaint based on the prior dismissal orders and on other grounds. That application is pending and awaiting decision by the Court. It is not possible at this time to predict the outcome or range of potential loss, if any, which might result from this action.
        No provision for any liability that may result upon adjudication has been made in the accompanying financial statements.

                           EMPIRE STATE BUILDING ASSOCIATES

                            NOTES TO FINANCIAL STATEMENTS
                                     (Continued)


        9. Litigation and Subsequent Events (continued)

        b. In December 1994, Associates received a notice of default from Trump Empire State Partners ("Trump"). The Trump default notice to Associates claims that Associates was in violation of its master lease because of extensive work which the sublessee, Empire State Building Company ("Company"), had undertaken as part of an improvement program that commenced before Trump reportedly acquired its interest in the property in 1994. Trump's notice also complains that the building is in need of repairs. On February 14, 1995, Associates and Company filed an action in New York State Supreme Court against Trump for a declaratory judgment that none of the matters set forth in the notice of default constitutes a violation of the master lease or sublease, and that the notice of default is entirely without merit. Associates' and Company's suit also seeks an injunction to prevent Trump from implementing the notice of default ("Notice I"). On March 24, 1995, the Court granted Associates a preliminary injunction against Trump. In 1996 the Court granted two additional injunctions against Trump with respect to two additional default notices ("Notices II and III"). The preliminary injunctions prohibit Trump from acting on its notices of default to Associates at any time, pending the prosecution of claims by Associates and Company for a final declaratory judgment and an injunction and other relief against the Trump defendants. The Appellate Court has upheld and affirmed the granting of such preliminary injunctions against the Trump defendants.

        On June 5, 1998 the Company and Associates filed a motion for summary judgment in the Action in a companion action (the "Companion Action") entitled Empire State Building Associates and Empire State Building Company v. Donald Trump et. al., in which plaintiffs seek related declaratory and injunctive relief against Trump and its affiliates with respect to plaintiffs' rights to act as owner of the Building in dealings with the New York City Department of Buildings.

        In a decision and order dated March 10, 1999, the Court awarded partial summary judgment to Associates and Company in the Action, declaring that Notices II and III were invalid and of no force and effect, and further declaring that there was no legal or factual basis for many of the defaults alleged in Notice I. The Court also awarded summary judgment to Associates in the Companion Action, declaring that Associates is entitled to act as "owner" of the Building for purposes of dealing with the Buildings Department and enjoining Trump from interfering with such right.

        Plaintiffs intend to challenge any future claims of default by Trump and, if appropriate, to renew their motion for summary judgment. No provision for any liability that may result upon adjudication has been made in the accompanying financial statements.

        c. Associates is a defendant in an action instituted in the Supreme Court of the State of New York, County of New York, entitled New York Skyline Inc. v. Empire State Building
        Company, Empire State Building Associates, Neil H. Kessner, Helmsley-Spear, Inc. and Stephen A. Tole. This lawsuit, which was brought by a tenant in the Building and was filed on December 23, 1997, seeks at least $205,000,000 in damages. In its complaint, plaintiff-tenant asserts thirteen causes of action (twelve of which are against Company) in connection with its leases

                          EMPIRE STATE BUILDING ASSOCIATES

                          NOTES TO FINANCIAL STATEMENTS
                                  (Continued)




        9. Litigation and Subsequent Events (continued)

        and license agreements of space in the Building and alleges that it is entitled to, among other things, specific performance as to its alleged rights under its leases and licensing agreements with Company, a declaratory judgment as to the rights of the parties under the leases and licensing agreements, any monies allegedly due plaintiff under those agreements, as well as injunctive relief and additional money damages. While the complaint includes Associates as a named defendant, it does not allege or identify any agreement between plaintiff and Associates or any other basis of liability on Associates' part to plaintiff.

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

        Associates served an answer to plaintiff-tenant's complaint, denying all material allegations of liability and damage.
        Associates is not a party to the leases and license agreements between plaintiff-tenant and Company.

        Counsel for Associates has not formed a professional conclusion that an adverse outcome is either probable or remote, although it notes that all causes of action asserted against Associates have already been dismissed as against Company and the Helmsley-Spear defendants. It is not possible at this time to predict the outcome or range of potential loss, if any, which might result from this action.




        10. Related Party Transactions - Legal Fees

	The accompanying statement of income reflects the accrual of legal expense of $188,104, consisting of $179,979 for advances by Wien & Malkin LLP for expenses of the Agents relating to the Studley suit for 1998 and $8,125 to Wien & Malkin LLP relating to an Agent succession program. The accompanying balance sheet reflects an accrued liability of $1,460,341 through December 31, 1998, consisting of an accrued liability for reimbursement owing to Agents of $1,272,237 at December 31, 1997 of their legal and accounting expenses relating to the Studley and Trump suits, plus the 1998 accrued expenses of $188,104. Through December 31, 1998 legal and accounting expenses in connection with the Studley suit amounted to $1,140,044, of which $827,740 has been advanced by Wien & Malkin LLP, counsel (a related party), to third party professional firms and $312,304 represents accumulated professional time of Wien & Malkin LLP. Counsel has advised that its records at December 31, 1998 also indicate $312,172 in accumulated professional time related to the Trump suits. Substantial additional legal and accounting costs may be incurred in both suits.

                        EMPIRE STATE BUILDING ASSOCIATES

                         NOTES TO FINANCIAL STATEMENTS
                                (Continued)





        10. Related Party Transactions - Legal Fees (continued)

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




        11. Concentration of Credit Risk

	Associates maintains cash balances in a bank, money market funds (Fidelity U.S. Treasury Income Portfolio) and a distribution account held by Wien & Malkin LLP. The bank balance is insured by the Federal Deposit Insurance Corporation up to $100,000, and at December 31, 1998 was completely insured. The cash in the money market funds and the account held by Wien & Malkin LLP are not insured. The funds held in the distribution account were paid to the participants on January 1, 1999.

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

                                                                SCHEDULE III
                        EMPIRE STATE BUILDING ASSOCIATES

                Real Estate and Accumulated Depreciation
                            December 31, 1998


Column

  A   Description         Leasehold on Empire State Building
                           located at 350 Fifth Avenue,
                           New York, New York.

  B   Encumbrances............................................     None



  C   Initial cost to company
        Leasehold.............................................$39,000,000



  D   Cost capitalized subsequent to acquisition............       None


  E   Gross amount at which carried at
       close of period
         Leasehold..........................................  $39,000,000(a)



  F   Accumulated amortization............................... $36,081,426(b)


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

     (a) There have been no changes in the carrying values of real estate for the years ended December 31, 1998, December 31, 1997 and December 31, 1996. The costs for federal income tax purposes are the same as for financial statement purposes.

     (b) Accumulated amortization
           Balance at January 1, 1996                          $35,456,020
                Amortization:
                  F/Y/E 12/31/96                      $208,469
                        12/31/97                       208,469
                        12/31/98                       208,468     625,406

           Balance at December 31, 1998                        $36,081,426

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


        EMPIRE STATE BUILDING REGISTRANT  (Registrant)



        By /s/Stanley Katzman
           Stanley Katzman, Attorney-in-Fact


        Date:   April 15, 1999


		Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person as Attorney-in-Fact for each of the Partners in Registrant, pursuant to the Power, on behalf of Registrant and as a Partner in Registrant on the date indicated.


        By /s/ Stanley Katzman
           Stanley Katzman, Attorney-in-Fact*


        Date:   April 15, 1999









        _________________________________
        *       Mr. Katzman supervises accounting functions for Registrant.

                        EXHIBIT INDEX

                Number                Document          Page*

                2(a) Proxy statement issued by the Partners in connection with the solicitation of consents of the Participants, which was filed on
                        Schedule 14A by Registrant on October 28, 1998 and is incorporated by reference.

                3(a) Registrant's Partnership Agreement dated July 11, 1961, filed as Exhibit No. 1 to Registrant's Registration Statement on Form S-1 as amended (the "Registration Statement") by letter dated August 8, 1962 and assigned File No. 2-18741, is incorporated by reference as an exhibit hereto.

                3(b) Amended Business Certificate of Registrant filed with the Clerk of New York County on August 7, 1998 reflecting a change in the Partners of Registrant which was filed as
                        Exhibit 3(b) to Registrant's 10-Q-A for the quarter ended September 30, 1998 and is incorporated by reference as an exhibit hereto.

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

                ____________________________________________
     *       Page references are based on sequential numbering system.

          Number                Document          Page*

                10(e) Modification and Extension Agreement, dated October 26, 1964 between The Bowery Savings Bank and Celeritas Realty Corp., filed by letter dated March 31, 1981 (Commission File No. 0-827) as Exhibit 10(e) to Registrant's Form 10-K for the fiscal year ended December 31, 1980, is incorporated by reference as an exhibit hereto.

                24 Powers of Attorney dated August 6,1996 and May 14, 1998, between the Partners of Registrant and Richard A. Shapiro and Stanley Katzman, filed as Exhibit 24 to Registrant's 10-Q for the quarter ended March 31, 1998 and is incorporated by reference as an exhibit hereto.

                27 Financial Data Schedule of Registrant for the fiscal year ended December 31, 1998.












        ____________________________________________
        *   Page references are based on sequential numbering system.