Form 10-Q
period 1999-03-31
EMPIRE STATE BUILDING ASSOCIATES
filed 1999-05-20
CIK 32776

FORM 10-Q

                SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549



[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1999

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


An Exhibit Index is located on Page 14 of this Report.
Number of pages (including exhibits) in this filing: 37



                       PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

                Empire State Building Associates
                Condensed Statement of Income
                        (Unaudited)

                                         For the Three Months
                                             Ended March 31,
                                               1999        1998
Income:

	Rent income, from a related
                party (Note B)          $1,504,687      $1,504,687
        Dividend income                     47,158          27,179
					----------	----------
                Total income             1,551,845       1,531,866
					----------	----------
Expenses:

        Leasehold rent                     492,500         492,500
	Supervisory services, to a
		related party (Note C)	    39,854	    39,854
	Amortization of leasehold	    52,117	    52,117
					----------	----------
                Total expenses             584,471         584,471
					----------	----------
Net income                              $  967,374      $  947,395
					==========	==========
Earnings per $10,000 participation
	unit, based on 3,300
	participation units
	outstanding during the year	$   293.14	$   287.09
					==========	==========

	Distributions per $10,000
		participation consisted
		of the following:
        Income                          $   293.14      $   287.09
        Return of capital                   856.05          329.17
					----------	----------
		Total distributions	$ 1,149.19	$   616.26
					==========	==========

	At March 31, 1999 and 1998, there were $33,000,000 of participations outstanding.

                Empire State Building Associates
                Condensed Statement of Income
                        (Unaudited)
Assets                                       March 31, 1999   December 31, 1998
Current assets
  Cash                                           $  328,363      $   328,636
  Prepaid rent                                       23,831           23,831
  Additional rent due from Empire State
    Building Company, a related party                   -0-      $   609,852
  Fidelity U.S. Treasury Income Portfolio         2,555,903        4,906,745
                                                 ----------      -----------
                Total current assets              2,908,097        5,869,064
Real Estate
  Leasehold on Empire State Building             39,000,000       39,000,000
   Less, allowance for amortization              36,133,543       36,081,426
                                                 ----------      -----------
                                                  2,866,457        2,918,574
                                                 ----------      -----------
                Total assets                     $5,774,554      $ 8,787,638
                                                 ==========      ===========
Current Liabilities:
  Accrued legal fees, to a related
    Party                                        1,452,216       1,460,341
  Accrued supervisory services,
      to a related party                               -0-         180,000
                                                 ---------      ----------
                Total Current Liabilities       $1,452,216      $1,640,341
                                                ----------      ----------
Capital
  Capital January 1,                             7,147,297       4,590,721
  Add, Net income:
   January 1, 1999 through March 31, 1999	   967,374	       -0-
   January 1, 1998 through December 31, 1998	       -0-	 7,507,228
                                                ----------      ----------
                                                 8,114,671      12,097,949
Less, Distributions:
  Monthly distributions,
   January 1, 1999 through March 31, 1999	   972,333	       -0-
   January 1, 1998 through December 31, 1998	       -0-	 3,889,334
Additional Distribution on March 5, 1999
  of overage rent for the lease year
  ended December 31, 1998                        2,820,000             -0-

Additional Distribution on March 5, 1998
  of overage rent for the lease year
  ended December 31, 1997                              -0-       1,061,318
                                                ----------      ----------
                                                 3,792,333       4,950,652
                                                ----------      ----------
Capital
  March 31, 1999                                 4,322,338             -0-
  December 31, 1998                                    -0-       7,147,297
                                                ----------      ----------
	Total liabilities and capital:
          March 31, 1999                         5,774,554
          December 31, 1998                     ==========       8,787,638
                                                                ==========

                        Empire State Building Associates
                         Condensed Statement of Income
                                (Unaudited)

                                          January 1, 1999   January 1, 1998
                                               through          through
                                           March 31, 1999    March 31, 1998

Cash flows from operating activities:
Net income                                    $  967,374      $  947,395
Adjustments to reconcile net income
  to cash provided by operating
  activities:
  Amortization of leasehold                      52,117          52,117

Change in Investment in Fidelity U.S.
  Treasury Income Portfolio                    2,350,842           -0-
Change in additional rent due                    609,852      2,401,300
Change in accrued supervisory services          (180,000)       (67,744)
Change in accrued legal fees                      (8,125)          -0-
Change in legal fee reserve account                  -0-     (1,277,110)
                                              ----------     ----------
	Net cash provided by operating
          activities                           3,792,060      2,055,958
                                              ----------     ----------
Cash flows from financing activities:
        Cash distributions                    (3,792,333)    (2,033,651)
                                              ----------     ----------
	Net cash used in financing
          activities                          (3,792,333)    (2,033,651)
                                              ----------     ----------
	Net increase (decrease)
          in cash and cash equivalents              (273)        22,307

Cash and cash equivalents
  beginning of period                            328,636         378,529
                                              ----------      ----------
Cash and cash equivalents
  end of period                               $  328,363      $  400,836
                                              ==========      ==========

Empire State Building Associates
March 31, 1999

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

        The initial term of the Master Lease expired on January 5, 1992. On January 30, 1989, Registrant exercised its first of four 21-year renewal options contained in the Master Lease and extended the Master Lease through January 5, 2013. The annual rent payable under the Master Lease is $1,970,000 through January 5, 2013 and $1,723,750 annually during the term of each renewal period thereafter.

        The value of the Master Lease is stated at cost. To reflect Registrant's exercise of the first renewal option under the Master Lease, the estimated useful life of the Master Lease has been revised to 25 years, effective January 1, 1988, through January 5, 2013.

Empire State Building Associates
March 31, 1999

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

        Overage Rent and other accumulated interest and dividend income are distributed annually after payment of any additional payments for supervisory services to Counsel (as described in Note C below). For 1998, Sublessee reported net operating profit of $9,219,704; therefore, there was Overage Rent of $4,109,852 for the year ended December 31, 1998. Registrant paid Counsel $180,000 as an additional payment for supervisory services.

       Sublessee is a New York partnership in which Peter L. Malkin is a partner. The Partners in Registrant are also members of the law firm of Wien & Malkin LLP, 60 East 42nd Street, New York, New York, which acts as counsel to Registrant and Sublessee ("Counsel"). See Note C below.

Note C - Supervisory Services

       Registrant pays Counsel for supervisory services and disbursements (i) the basic payment of $100,000 per annum (the "Basic Payment") and (ii) an additional payment of 6% of all distributions to Participants in any year in excess of the amount representing a return of 9% per annum on their remaining original cash investment in any year ("Additional Payment"). At March 31, 1999, such remaining cash investment was $33,000,000, representing the original cash investment of the Participants in Registrant.

       No remuneration was paid during the three month period ended March 31, 1999 by Registrant to any of the Partners as such. Pursuant to the Fee arrangements described herein, Registrant paid Counsel $25,000 of the Basic Payment for supervisory services for the three month period ended March 31, 1999, and $4,951 a month as the Additional Payment for supervisory services. The supervisory services provided to Registrant by Counsel include legal, administrative and financial services. The legal and administrative services include acting as general counsel to Registrant, maintaining all of its part-nership records, performing physical inspections of the Building, reviewing insurance coverage and conducting annual partnership meetings. Financial services include monthly receipt of rent from the Sublessee, payment of monthly rent to the fee owner, payment of monthly and additional distributions to the Participants, payment of all other disbursements, confirmation of the payment of real estate

Empire State Building Associates
March 31, 1999

taxes, and active review of financial statements submitted to Registrant by the Sublessee and financial statements audited by and tax information prepared by Registrants' independent certified public accountant, and distribution of such materials to the Participants. Counsel also prepares quarterly, annual and other periodic filings with the Securities and Exchange Commission and applicable state authorities and distributes to the Participants quarterly source of distribution reports.

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

        As of March 31, 1999, the Partners owned of record and beneficially an aggregate of $65,000 of participations in Registrant, representing less than 1% of the currently outstanding participations therein totaling $33,000,000.

        In addition, as of March 31, 1999 certain of the Partners
(or their respective spouses) held additional Participations as follows:

        Trusts for the benefit of members of Peter L. Malkin's family owned of record and beneficially $379,583 of Participations. Mr. Malkin disclaims any beneficial ownership of such Participations, except that such Trusts are required to complete scheduled payments to Mr. Malkin.

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

Empire State Building Associates
March 31, 1999

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

        Registrant does not pay dividends. During the three month period ended March 31, 1999, Registrant made regular monthly distributions of $98.21 for each $10,000 participation ($1,178.52 per annum for each $10,000 participation). There are no restrictions on Registrant's present or future ability to make distributions; however, the amount of such distributions depends solely on the ability of Sublessee to make payments of Basic Rent and Overage Rent to Registrant in accordance with the terms of the Sublease. Registrant expects to make distributions in the future so long as it receives the payments provided for under the Sublease. See Note B.

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

        Total income increased for the three month period ended
March 31, 1999 as compared with the three month period ended March 31, 1998. Such increase resulted from an increase in dividend income earned on funds temporarily invested in Fidelity U.S. Treasury Income Portfolio. Total expenses remained the same for the three month period ended March 31, 1999 as compared with the three month period ended March 31, 1998.

        The State of New York has asserted utility tax deficiencies through December 31, 1992 in connection with water, steam and non-metered electricity rent inclusion charges to tenants, plus interest thereon. The Supreme Court, New York County, granted summary judgment in favor of the State, which was affirmed by the Appellate Division, holding that the State utility tax applies to such inclusion charges. Pursuant to the terms of the settlement agreement, Sublessee agreed to pay the State's assessed tax in the sum of $979,109, plus interest of approximately $605,000 through July 31, 1996. The State has agreed to payment of the aforesaid liability over a period of four years, commencing August, 1996, in equal monthly installments of $40,000, including interest on the unpaid balance at the statutory rate. The State has accepted a bond as security for the unpaid liability. Company also is liable for New York State Utility tax for periods after December 31, 1992. The state assessed tax for the years 1993 through 1995, in the sum of $636,404 plus interest of $249,521 through December 31, 1998. Company is currently negotiating a payment schedule for the aforesaid liability.

Empire State Building Associates
March 31, 1999

        The City of New York has asserted a Utility Tax deficiency in the amount of $277,125 against Company, through December 31, 1994, in connection with water, steam and non-metered electricity rent inclusion charges to tenants, plus accured interest of approximately $252,479 through March 31, 1999. Company is contesting the calculation of the city's proposed Utility Tax deficiency. The final outcome of its appeal cannot presently be determined. Accordingly, no provision for any liability that may result upon final adjudication has been made in the accompanying financial statements.

        Company also is liable for additional New York City Utility Tax periods after December 31, 1994. The amount of such additional tax has yet to be determined.

                   Liquidity and Capital Resources

        There has been no significant change in Registrant's liquidity for the three month period ended March 31, 1999, as compared with the three month period ended March 31, 1998.

        Assuming that the Building continues to generate an annual net profit in future years comparable to that in the current year, Registrant anticipates that the value of the Building and the Property will exceed the indicated balance sheet value at March 31, 1999.

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

                                Inflation

        Registrant believes that there has been no material change in the impact of inflation on its operations since the filing of its report on Form 10-K for the year ended December 31, 1998, which report and all exhibits thereto are incorporated herein by reference and made a part hereof.

Empire State Building Associates
March 31, 1999


PART II.  OTHER INFORMATION

Item 1.	Legal Proceedings.

        The Property of Registrant is the subject of the following pending litigation:

        Studley v. Empire State Building Associates: On October 21, 1991, in an action entitled Studley v. Empire State Building Associates et al., the holder of a $20,000 original participation in Registrant brought suit in New York Supreme Court, New York County against the Agents for Registrant (Peter L. Malkin, Donald A. Bettex and Alvin Silverman), in their individual capacities and Wien, Malkin & Bettex (currently "Wien & Malkin LLP") counsel to Registrant. The suit claimed that the defendants had engaged in breaches of fiduciary duty and acts of self-dealing in relation to the Agents' solicitation of consents and authorizations from the participants in Registrant in September 1991 and in relation to other unrelated acts of the Agents and the sublessee. By order dated July 14, 1997, and entered July 29, 1997, the Court granted defendants' motion for summary judgment and dismissal of the action. The Plaintiff filed an appeal with respect to the foregoing order. By decision and order entered April 2, 1998, the Appellate Court unanimously affirmed the order dismissing the action. The Plaintiff has been denied permission to appeal to the New York Court of Appeals. The Plaintiff has filed a further Complaint alleging similar claims, purportedly as a class action. Defendant's counsel filed a motion to dismiss the new complaint based upon the Court's prior rulings and on other grounds. In March, 1999, the Court granted the motion for dismissal of the new complaint.

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

Empire State Building Associates
March 31, 1999

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

        New York Skyline Inc.: Registrant is a defendant in an action instituted in the Supreme Court of the State of New York, County of New York, entitled New York Skyline Inc. v. Empire State Building Company, Empire State Building Associates, Nell H. Kessner, Helmsley-Spear, Inc. and Stephen A. Tole. This lawsuit, which was brought by a tenant in the Building and was filed on December 23, 1997, seeks at least $205,000,000 in damages. In its complaint, plaintiff-tenant asserts thirteen causes of action (twelve of which are against Sublessee) in connection with its leases and license agreements of space in the Building and alleges that it is entitled to, among other things, specific performance as to its alleged rights under its leases and licensing agreements with Sublessee, a declaratory judgment as to the rights of the parties under the leases and licensing agreements, any monies allegedly due plaintiff under those agreements, as well as injunctive relief and additional money damages. While the complaint includes Registrant as a named defendant, it does not allege or identify any agreement between plaintiff and Registrant or any other basis of liability on Registrant's part to plaintiff. On April 7, 1999, Registrant's

Empire State Building Associates
March 31, 1999

counsel filed an application to the Court for summary judgment and dismissal of the action as to Registrant. The motion is scheduled for submission to the Court on May 26, 1999.

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

        On November 2, 1998, the Partners mailed to the Participants a STATEMENT ISSUED BY THE AGENTS IN CONNECTION WITH THE SOLICITATION OF CONSENTS OF THE PARTICIPANTS (the "Statement") requesting their authorization for the designation of new Successor Agents. The details of the Partners' proposal are provided in the Definitive Proxy Statement which was filed with the Securities and Exchange Commission

Empire State Building Associates
March 31, 1999

as Schedule 14-A on October 28, 1998, and is incorporated herein by reference. On April 12, 1999, the Partners mailed to the Participants notice that they received the necessary consents for the appointment of new successor agents.

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

        (a)  See exhibit index.

        (b) Registrant did not file any report on Form 8-K for the period for which this report is being filed.

Empire State Building Associates
March 31, 1999


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


Dated: May 18, 1999


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the undersigned as Attorney-in-Fact for each of the Partners in Registrant, pursuant to the Power, on behalf of Registrant on the date indicated.



By:  /s/ Stanley Katzman
	Stanley Katzman, Attorney-in-Fact*


Dated: May 18, 1999











__________________________
*	Mr. Katzman supervises accounting functions for Registrant.

Empire State Building Associates
March 31, 1999


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

13(a)           Letter to Participants dated April 23,
		1999 and supplementary financial reports for the fiscal year ended December 31, 1998. The foregoing material shall not be deemed filed with the commission or otherwise subject to the liabilities of
                Section 18 of the Securities Exchange Act of 1934.

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