Form 10-Q
period 1999-06-30
EMPIRE STATE BUILDING ASSOCIATES
filed 1999-08-16
CIK 32776

FORM 10-Q

        SECURITIES AND EXCHANGE COMMISSION
                Washington, D.C. 20549



[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1999

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


An Exhibit Index is located on Page 14 of this Report.
Number of pages (including exhibits) in this filing: 14



            PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

                        Empire State Building Associates
                        Condensed Statement of Income
                                (Unaudited)

                        For the Three Months          For the Six Months
                        Ended June 30,                Ended June 30,
                               1999     1998           1999     1998
Income:

 Rent income, from a related
    party (Note B)          $1,504,688  $1,504,688  $3,009,375  $3,009,375
 Dividend income                30,410      19,416      77,568      46,596
                            ----------   ---------  ----------  ----------
    Total income             1,535,098   1,524,104   3,086,943   3,055,971
                            ----------  ----------   ---------  ----------
Expenses:

 Leasehold rent                492,500     492,500     985,000     985,000
 Supervisory services, to a
  related party (Note C)        39,854      39,854      79,708      79,708
 Amortization of leasehold      52,117      52,117     104,234     104,234
 Miscellaneous                    -0-          -0-         -0-         -0-
                            ----------  ----------  ----------  ----------
    Total expenses             584,471     584,471   1,168,942   1,168,942
                            ----------  ----------  ----------  ----------
 Net income                 $  950,627  $  939,633  $1,918,001  $1,887,029
                            ==========  ==========  ==========  ==========
Earnings per $10,000
 Participation unit, based
 on 3,300 participation units
 outstanding during the year $  288.07  $   284.74  $   581.21  $   571.83
                            ==========  ==========  ==========  ==========

Distributions per $10,000
 participation consisted
 of the following:
Income                     $   288.07   $   284.74  $   581.21   $   571.83
Return of capital                6.58         9.91      862.63       339.07
                           ----------   ----------  ----------   ----------
 Total distributions       $   294.65   $   294.65  $ 1,443.84   $   910.90
                           ==========   ==========  ==========   ==========

	At June 30, 1999 and 1998, there were $33,000,000 of participations outstanding.


                     Empire State Building Associates
                        Condensed Statement of Income
                                (Unaudited)

Assets                                   June 30, 1999   December 31, 1998
Current assets
  Cash                                        $  358,216      $   328,636
  Prepaid rent                                    23,831           23,831
  Additional rent due from Empire State
      Building Company, a related party              -0-      $   609,852
  Fidelity U.S. Treasury Income Portfolio      2,556,460        4,906,745
                                               ----------      -----------
                Total current assets           2,938,507        5,869,064

Real Estate
  Leasehold on Empire State Building          39,000,000       39,000,000
   Less, allowance for amortization           36,185,660       36,081,426
                                              ----------      -----------
                                               2,814,340        2,918,574
                                              ----------      -----------
                Total assets                  $5,752,847      $ 8,787,638
                                              ==========      ===========
Current Liabilities:
  Accrued legal fees, to a related
    party (Note 9)                             1,452,216        1,460,341
  Accrued supervisory services,
    to a related party (Note 5)                     -0-           180,000
                                              ----------      ----------
        Total Liabilities                     $1,452,216       $1,640,341
                                              ----------      ----------
Capital
  Capital January 1,                           7,147,297       4,590,721
  Add, Net income:
   January 1, 1999 through June 30, 1999       1,918,001             -0-
   January 1, 1998 through December 31, 1998         -0-       7,507,228
                                              ----------      ----------
                                               9,065,298      12,097,949
Less, Distributions:
  Monthly distributions,
   January 1, 1999 through June 30, 1999       1,944,667             -0-
   January 1, 1998 through December 31, 1998         -0-       3,889,334
Additional Distribution on March 5, 1999
  of overage rent for the lease year
  ended December 31, 1998                      2,820,000             -0-
Additional Distribution on March 5, 1998
  of overage rent for the lease year
  ended December 31, 1997                           -0-        1,061,318
                                              ----------      ----------
                                               4,764,667       4,950,652
                                              ----------      ----------
Capital
  June 30, 1999                                4,300,631             -0-
  December 31, 1998                                  -0-       7,147,297
                                              ----------      ----------
	Total liabilities and capital:
          June 30, 1999                        5,752,847
          December 31, 1998                   ==========       8,787,638
                                                              ==========

                                 -2-
               Empire State Building Associates
                Condensed Statement of Income
                        (Unaudited)

                                              January 1, 1999   January 1, 1998
                                                 through             through
                                                June 30, 1999     June 30, 1998

Cash flows from operating activities:
Net income                                        $1,918,001      $1,887,029
Adjustments to reconcile net income
  to cash provided by operating
  activities:
  Amortization of leasehold                          104,234         104,234

Change in Investment in Fidelity U.S.
  Treasury Income Portfolio                        2,350,285             -0-
Change in additional rent due                        609,852       2,401,300
Change in accrued supervisory services              (180,000)        (67,744)
Change in legal fee reserve account                   (8,125)     (1,293,536)
                                                  ----------     ----------
	Net cash provided by operating
          activities                               4,794,247       3,031,283
                                                  ----------      ----------
Cash flows from financing activities:
        Cash distributions                        (4,764,667)     (3,005,985)
                                                  ----------      ----------
	Net cash used in financing
          activities                              (4,764,667)     (3,005,985)
                                                  ----------      ----------
	Net increase (decrease)
          in cash and cash equivalents                29,580          25,298

Cash and cash equivalents
  beginning of period                                328,636         378,529
                                                  ----------      ----------
Cash and cash equivalents
  end of period                                   $  358,216      $  403,827
                                                  ==========      ==========


                              -3-
Notes to Condensed Financial Statements (unaudited)

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


                                -4-
        Registrant does not operate the Property. It subleases the Property to Empire State Building Company ("Sublessee") pursuant to a net operating sublease (the "Sublease") with a term and renewal options essentially coextensive with those contained in the Master Lease. On January 30, 1989, Sublessee elected to renew the Sublease for a term commencing January 4, 1992 to January 4, 2013.

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

Note C - Supervisory Services

        Registrant pays Counsel for supervisory services and disbursements (i) the basic payment of $100,000 per annum (the "Basic Payment") and (ii) an additional payment of 6% of all distributions to Participants in any year in excess of the amount representing a return of 9% per annum on their remaining original cash investment in any year ("Additional Payment"). At June 30, 1999, such remaining cash investment was $33,000,000, representing the original cash investment of the Participants in Registrant.

        No remuneration was paid during the six month period ended June 30, 1999 by Registrant to any of the Partners as such. Pursuant to the Fee arrangements described herein, Registrant paid Counsel $50,000 of the Basic Payment for supervisory services for the six month period ended June 30, 1999, and $4,951 a month as the Additional Payment for supervisory services. The supervisory services provided to Registrant by Counsel include legal, administrative and financial services. The legal and administrative services include acting as general counsel to Registrant, maintaining all of its partnership records, performing physical inspections of the Building, reviewing insurance coverage and conducting annual partnership meetings. Financial services include monthly receipt of rent from the Sublessee, payment of monthly rent to the fee owner, payment of monthly and additional distributions to the Participants, payment of all other disbursements, confirmation of the payment of real estate taxes, and active review of financial statements submitted to Registrant by the Sublessee and financial statements audited by and tax information prepared by Registrants' independent certified public accountant, and distribution of such materials to the Participants. Counsel also prepares quarterly, annual and other periodic filings with the Securities and Exchange Commission and applicable state authorities and distributes to the Participants quarterly source of distribution reports.

                              -5-
        Reference is made to Note B of this Item 1 ("Note B") for a description of the terms of the Sublease between Registrant and Sublessee. The respective interests of the Partners in Registrant and in Sublessee arise solely from ownership of their respective participations in Registrant and, in the case of Mr. Malkin, his ownership of a partnership interest in Sublessee. The Partners receive no extra or special benefit not shared on a pro rata basis with all other Participants in Registrant or partners in Sublessee. However, each of the Partners, by reason of his respective interest in Counsel, is entitled to receive his share of any legal fees or other remuneration paid to Counsel for legal and supervisory services rendered to Registrant and Sublessee.

        As of June 30, 1999, the Partners owned of record and beneficially an aggregate of $10,000 of participations in Registrant, representing less than 1% of the currently outstanding participations therein totaling $33,000,000.

        In addition, as of June 30, 1999 certain of the Partners (or their respective spouses) held additional Participations as follows:

        Trusts for the benefit of members of Peter L. Malkin's family owned of record and beneficially $434,583 of Participations. Mr. Malkin disclaims any beneficial ownership of such Participations, except that such Trusts are required to complete scheduled payments to Mr. Malkin.

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
        Financial Condition and Results of Operations

        As stated in Note B, Registrant was organized for the purpose of acquiring the Master Lease of the Property subject to the Sublease. Basic Rent received by Registrant is used to pay annual rent due under the Master Lease, the Basic Payment and the Additional Payment for supervisory services; the balance of such Rent is distributed to the Participants. Overage Rent and any interest and

                        -6-
dividends accumulated thereon are distributed to the Participants after the Additional Payment is made to Counsel. See Note C of Item 1 above. Pursuant to the Sublease, Sublessee has assumed responsibility for the condition, operation, repair, maintenance and management of the Property. Registrant is not required to maintain substantial reserves or otherwise maintain liquid assets to defray any operating expenses of the Property.

        Registrant does not pay dividends. During the six month period ended June 30, 1999, Registrant made regular monthly distributions of $98.21 for each $10,000 participation ($1,178.52 per annum for each $10,000 participation). There are no restrictions on Registrant's present or future ability to make distributions; however, the amount of such distributions depends solely on the ability of Sublessee to make payments of Basic Rent and Overage Rent to Registrant in accordance with the terms of the Sublease. Registrant expects to make distributions in the future so long as it receives the payments provided for under the Sublease. See Note B.

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

        Total income increased for the six month period ended June
30, 1999 as compared with the six month period ended June 30, 1998. Such increase resulted from an increase in dividend income earned on funds temporarily invested in Fidelity U.S. Treasury Income Portfolio. Total expenses remained the same for the six month period ended June 30, 1999 as compared with the six month period ended June 30, 1998.

        The State of New York has asserted utility tax deficiencies through December 31, 1992 in connection with water, steam and non-metered electricity rent inclusion charges to tenants, plus interest thereon. The Supreme Court, New York County, granted summary judgment in favor of the State, which was affirmed by the Appellate Division, holding that the State utility tax applies to such inclusion charges. Pursuant to the terms of the settlement agreement, Sublessee agreed to pay the State's assessed tax in the sum of $979,109, plus interest of approximately $605,000 through July 31, 1996. The State has agreed to payment of the aforesaid liability over a period of four years, commencing August, 1996, in equal monthly installments of $40,000, including interest on the unpaid balance at the statutory rate. The State has accepted a bond as security for the unpaid liability. Company also is liable for New York State Utility tax for periods after December 31, 1992. The state assessed tax for the years 1993 through 1995, in the sum of $636,404 plus interest of $249,521 through December 31, 1998. Company is currently negotiating a reduction in the tax as well as a payment schedule for the aforesaid liability.


                                -7-
        The City of New York has asserted a Utility Tax deficiency in the amount of $277,125 against Company, through December 31, 1994, in connection with water, steam and non-metered electricity rent inclusion charges to tenants, plus accured interest of approximately $252,090 through April 30, 1999. Company is contesting the calculation of the city's proposed Utility Tax deficiency. The final outcome of its appeal cannot presently be determined. Accordingly, no provision for any liability that may result upon final adjudication has been made in the accompanying financial statements.

        Company also is liable for additional New York City Utility Tax periods after December 31, 1994. The amount of such additional tax has yet to be determined.

                        Liquidity and Capital Resources

         There has been no significant change in Registrant's liquidity for the six month period ended June 30, 1999, as compared with the six month period ended June 30, 1998.

         Assuming that the Building continues to generate an annual net profit in future years comparable to that in the current year, Registrant anticipates that the value of the Building and the Property will exceed the indicated balance sheet value at June 30, 1999.

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


                                -8-
PART II.  OTHER INFORMATION

Item 1.	Legal Proceedings.

        The Property of Registrant is the subject of the following pending litigation:

        Studley v. Empire State Building Associates: On October 21, 1991, in an action entitled Studley v. Empire State Building Associates et al., the holder of a $20,000 original participation in Registrant brought suit in New York Supreme Court, New York County against the Agents for Registrant (Peter L. Malkin, Donald A. Bettex and Alvin Silverman), in their individual capacities and Wien, Malkin & Bettex (currently "Wien & Malkin LLP") counsel to Registrant. The suit claimed that the defendants had engaged in breaches of fiduciary duty and acts of self-dealing in relation to the Agents' solicitation of consents and authorizations from the participants in Registrant in September 1991 and in relation to other unrelated acts of the Agents and the sublessee. By order dated July 14, 1997, and entered July 29, 1997, the Court granted defendants' motion for summary judgment and dismissal of the action. The Plaintiff filed an appeal with respect to the foregoing order. By decision and order entered April 2, 1998, the Appellate Court unanimously affirmed the order dismissing the action. The Plaintiff has been denied permission to appeal to the New York Court of Appeals. The Plaintiff has filed a further Complaint alleging similar claims, purportedly as a class action. Defendant's counsel filed a motion to dismiss the new complaint based upon the Court's prior rulings and on other grounds. In March, 1999, the Court granted the motion for dismissal of the new complaint. The Plaintiff has appealed the dismissal.

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

                                -9-
        On February 15, 1995, Trump filed an action ("Action No. 2") against Registrant, Sublessee, Counsel, Harry B. Helmsley, a partner in Sublessee, Helmsley-Spear, Inc. (the management company of the Empire State Building), and the Agents for Registrant in New York State Supreme Court, alleging that the notice of default is valid and seeking damages and related relief based thereon. On October 24, 1996 the Court dismissed all of Trump's claims in their entirety against all defendants in Action No. 2. Trump appealed this Order. The Appellate Court has unanimously affirmed the dismissal of Trump's claims.

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

        New York Skyline Inc.: Registrant is a defendant in an action instituted in the Supreme Court of the State of New York, County of New York, entitled New York Skyline Inc. v. Empire State Building Company, Empire State Building Associates, Nell H. Kessner, Helmsley-Spear, Inc. and Stephen A. Tole. This lawsuit, which was brought by a tenant in the Building and was filed on December 23, 1997, seeks at least $205,000,000 in damages. In its complaint, plaintiff-tenant asserts thirteen causes of action (twelve of which are against Sublessee) in connection with its leases and license agreements of space in the Building and alleges that it is entitled to, among other things, specific performance as to its alleged rights under its leases and licensing agreements with Sublessee, a declaratory judgment as to the rights of the parties under the leases and licensing agreements, any monies allegedly due plaintiff under those agreements, as well as injunctive relief and additional money damages. While the complaint includes Registrant as a named defendant, it does not allege or identify any agreement between

                        -10-

plaintiff and Registrant or any other basis of liability on Registrant's part to plaintiff. On April 7, 1999, Registrant's counsel filed an application to the Court for summary judgment and dismissal of the action as to Registrant. The motion is scheduled for submission to the Court on May 26, 1999.

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

        On November 2, 1998, the Partners mailed to the Participants a STATEMENT ISSUED BY THE AGENTS IN CONNECTION WITH THE SOLICITATION OF CONSENTS OF THE PARTICIPANTS (the "Statement") requesting their authorization for the designation of new Successor Agents. The

                              -11-
details of the Partners' proposal are provided in the Definitive Proxy Statement which was filed with the Securities and Exchange Commission as Schedule 14-A on October 28, 1998, and is incorporated herein by reference. On April 12, 1999, the Partners mailed to the Participants notice that they received the necessary consents for the appointment of new successor agents.

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

         Under Sublessee's management, the Building recently won six awards from the Building Owners and Management Association ("BOMA") (BOMA/NY Award 1989; BOMA Middle Atlantic Region Award 1990/91 and the BOMA International Award for excellence 1992/93). The New York Landmarks Conservancy recently awarded a Merit Citation to the Building. In 1994, Metaloptics recognized the Building for excellence in lighting efficiency. In December 1994, Energy User News, a national publication, awarded a Certificate of Merit in the lighting category for excellence and innovation in energy efficiency and management of the Building.

Item 6.	Exhibits and Reports on Form 8-K

        (a)  See exhibit index.

        (b) Registrant did not file any report on Form 8-K for the period for which this report is being filed.


                                -12-

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


Date: August 13, 1999


		Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the undersigned as Attorney-in-Fact for each of the Partners in Registrant, pursuant to the Power, on behalf of Registrant on the date indicated.



By:  /s/ Stanley Katzman
	Stanley Katzman, Attorney-in-Fact*


Date: August 13, 1999











__________________________
*	Mr. Katzman supervises accounting functions for Registrant.

                               -13-
EXHIBIT INDEX


Number				Document					Page*


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
                and May 14, 1998 between the Partners of Registrant and Stanley Katzman and Richard
                A. Shapiro which was filed as Exhibit 24 to Registrant's 10-Q for the quarter ended
                June 30, 1998 and is incorporated herein by reference.









__________________________
*	Page references are based on sequential numbering system.



                               -14-