Form 10-Q
period 1999-09-30
EMPIRE STATE BUILDING ASSOCIATES
filed 1999-11-16
CIK 32776

FORM 10-Q

                SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549



[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1999

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
                        (Unaudited)

                             For the Three Months    For the Nine Months
                               Ended September 30,      Ended September 30,
                                  1999        1998         1999        1998
Income:

  Rent income, from a
	 related party (Note B) $1,504,688  $1,504,688	$4,514,063  $4,514,063
  Dividend income                   31,990      19,209     109,558      65,805
                                 ---------  ----------   ----------  ----------
                Total income     1,536,678   1,523,897   4,623,621   4,579,868
                                 ---------  ----------   ----------  ----------
Expenses:

  Leasehold                        492,500     492,500   1,477,500   1,477,500
  Supervisory services, to
       a related party (Note C)     39,854      39,854     119,563     119,563
        Amortization of leasehold   52,117      52,117     156,351     156,351
        Legal Fees                  44,363         -0-      44,363         -0-
                                 ---------  ----------  ----------  ----------
                Total expenses     628,834     584,471   1,797,777   1,753,414
                                 ---------   ---------  ----------  ----------
Net income                       $ 907,844   $ 939,426  $2,825,844  $2,826,454
                                 =========   =========  ==========  ==========
Earnings per $10,000
	participation unit,
	based on 3,300 participation
	units outstanding
        during the year          $  275.10   $  284.67  $   856.32  $   856.50
                                 =========   =========  ==========  ==========

	Distributions per $10,000
	  participation consisted
	  of the following:
        Income                   $  275.10   $  284.67  $   856.32  $   856.50
        Return of capital            19.55        9.98      882.17      349.05
                                 ---------   ---------   ----------  ----------
         Total distributions     $  294.65   $  294.65  $ 1,738.49  $ 1,205.55
                                 =========   =========  ==========  ==========

	At September 30, 1999 and 1998, there were $33,000,000 of participations outstanding.




Empire State Building Associates
Condensed Balance Sheet
(Unaudited)

Assets                                    September 30, 1999   December 31, 1998
Current assets
  Cash                                               $  360,172      $   328,636
  Prepaid rent                                           23,831           23,831
Additional rent due from Empire State
    Building Company, a related party                       -0-          609,852
Fidelity U.S. Treasury Income Portfolio               2,542,132        4,906,745
                                                     ----------      -----------
                Total current Assets                 $2,926,135      $ 5,869,064

Real Estate
  Leasehold on Empire State Building                 39,000,000       39,000,000
  Less, allowance for amortization                   36,237,778       36,081,426
                                                     ----------      -----------
                                                      2,762,222        2,918,574
                                                     ----------      -----------
                Total Assets                         $5,688,357      $ 8,787,638
                                                     ==========      ===========
Current Liabilities:
  Accrued legal fees, to a
    related party (Note 9)                            1,452,216        1,460,341
  Accrued supervisory services,
    to a related party (Note 5)                             -0-          180,000
                                                     ----------       ----------
                Total Liabilities                    $1,452,216       $1,640,341
                                                     ----------       ----------
Capital
Capital January 1,                                    7,147,297       4,590,721
Add, Net income:
 January 1, 1999 through September 30, 1999           2,825,844             -0-
 January 1, 1998 through December 31, 1998                  -0-       7,507,228
                                                     ----------      ----------
                                                      9,973,141      12,097,949
Less, Distributions:
Monthly distributions,
  January 1, 1999 through September 30, 1999          2,917,000             -0-
  January 1, 1998 through December 31, 1998                 -0-       3,889,334
Additional Distribution on March 5, 1999
  of overage rent for the lease year
  ended December 31, 1998                             2,820,000             -0-
Additional Distribution on March 5, 1998
  of overage rent for the lease year
  ended December 31, 1997                                   -0-       1,061,318
                                                     ----------      ----------
                                                      5,737,000       4,950,652
                                                     ----------      ----------
Capital                                               4,236,141       7,147,297
                                                     ----------      ----------
        Total Liabilities and Capital                 5,688,357       8,787,638
                                                     ==========      ==========


Empire State Building Associates
Statement of Cash Flow
(Unaudited)

                                            January 1, 1999      January 1, 1998
                                             through                  through
                                          September 30, 1999  September 30, 1998

Cash flows from operating
  activities:
        Net income                                $2,825,844        $2,826,454
	Adjustments to reconcile
	  net income to cash provided
	  by operating activities:
        Amortization of leasehold                    156,351           156,351
	Change in investment in Fidelity
          U.S. Treasury Income Portfolio           2,364,614               -0-
        Change in additional rent due                609,852         2,401,300
	Change in accrued
          supervisory services                      (180,000)          (67,744)
	Change in legal fee
          reserve account                             (8,125)       (1,310,270)
                                                   ----------        ----------
	Net cash provided by operating
          activities                                5,768,536        4,006,091
                                                   ----------        ----------
Cash flows from financing activities:
        Cash distributions                         (5,737,000)      (3,978,318)
                                                   ----------        ----------
	Net cash used in financing
          activities                               (5,737,000)      (3,978,318)
                                                   ----------       ----------
	Net cash increase (decrease)
          in cash and cash equivalents                 31,536           27,773

Cash and cash equivalents
  beginning of period                                 328,636          378,529
                                                   ----------       ----------
Cash and cash equivalents
  end of period                                    $  360,172       $  406,302
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

         Overage Rent and other accumulated interest and dividend income are distributed annually after payment of any additional payments for supervisory services to Counsel (as described in Note C below). For 1999, Sublessee reported net operating profit of $9,219,704; therefore, there was Overage Rent of $4,109,852 for the year ended December 31, 1998. Registrant paid Counsel $180,000 as an additional payment for supervisory services.

         Sublessee is a New York partnership in which Peter L. Malkin is a partner and Trusts created by Peter L. Malkin for family members are beneficial owners of an interest in the Sublessee.

Note C - Supervisory Services

         Registrant pays Counsel for special legal services at hourly rates and for supervisory services and disbursements. The supervisory fees are $100,000 per annum (the "Basic Payment") plus an additional payment of 6% of all distributions to Participants in any year in excess of the amount representing a return of 9% per annum on their remaining original cash investment in any year ("Additional Payment"). At September 30, 1999, such remaining cash investment was $33,000,000, representing the original cash investment of the Participants in Registrant.

         No remuneration was paid during the nine month period ended September 30, 1999 by Registrant to any of the Partners as such. Pursuant to the Fee arrangements described herein, Registrant paid Counsel $75,000 of the Basic Payment for supervisory services for the nine month period ended September 30, 1999, and $4,951 a month as the Additional Payment for supervisory services. The supervisory services provided to Registrant by Counsel include legal, administrative and financial services. The legal and administrative services include acting as general counsel to Registrant, maintaining all of its part-nership records, performing physical inspections of the Building, reviewing insurance coverage and conducting annual partnership meetings. Financial services include monthly receipt of rent from the Sublessee, payment of monthly rent to the fee owner, payment of monthly and additional distributions to the Participants, payment of all other disbursements, confirmation of the payment of real estate taxes, and active review of financial statements submitted to Registrant by Sublessee and financial statements audited by and tax information prepared by Registrants' independent certified public accountant, and distribution of such materials to the Participants. Counsel also prepares quarterly, annual and other periodic filings with the Securities and Exchange Commission and applicable state authorities and distributes to the Participants quarterly source of distribution reports.

         Reference is made to Note B of this Item 1 ("Note B") for a description of the terms of the Sublease between Registrant and Sublessee. The respective interests of the Partners in Registrant and in Sublessee arise solely from ownership of their respective participations in Registrant and, in the case of Mr. Malkin, his family trusts' ownership of an interest in Sublessee. The Partners receive no extra or special benefit not shared on a pro rata basis with all other Participants in Registrant or partners in Sublessee. However, each of the Partners, by reason of his respective interest in Counsel, is entitled to receive his share of any fees or other remuneration paid to Counsel for services rendered to Registrant and Sublessee.

         As of September 30, 1999, the Partners owned of record and beneficially an aggregate of $10,000 of participations in Registrant, representing less than 1% of the currently outstanding participations therein totaling $33,000,000.

         In addition, as of September 30, 1999 certain of the Partners (or their respective spouses) held additional Participations as follows:

        Entities for the benefit of members of Peter L. Malkin's family owned of record and beneficially $434,583 of Participations. Mr. Malkin disclaims any beneficial ownership of such Participations, except that related Trusts are required to complete scheduled payments to Mr. Malkin.

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
        Financial Condition and Results of Operations

        As stated in Note B, Registrant was organized for the 1purpose of acquiring the Master Lease of the Property subject to the Sublease. Basic Rent received by Registrant is used to pay annual rent due under the Master Lease, the Basic Payment and the Additional Payment for supervisory services; the balance of such Rent is distributed to the Participants. Overage Rent and any interest and dividends accumulated thereon are distributed to the Participants after the Additional Payment is made to Counsel. See Note C of Item 1 above. Pursuant to the Sublease, Sublessee has assumed responsibility for the condition, operation, repair, maintenance and management of the Property. Registrant is not required to maintain substantial reserves or otherwise maintain liquid assets to defray any operating expenses of the Property.

        Registrant does not pay dividends. During the nine month period ended September 30, 1999, Registrant made regular monthly distributions of $98.21 for each $10,000 participation ($1,178.52 per annum for each $10,000 participation). There are no restrictions on Registrant's present or future ability to make distributions; however, the amount of such distributions depends solely on the ability of Sublessee to make payments of Basic Rent and Overage Rent to Registrant in accordance with the terms of the Sublease. Registrant expects to make distributions in the future so long as it receives the payments provided for under the Sublease. See Note B.

        Registrant's results of operations are affected primarily by the amount of rent payable to it under the Sublease. The amount of Overage Rent payable to Registrant is affected by (i) the cycles in the New York City economy and real estate rental market and (ii) the cost of the Property improvement program described herein under Other Information. It is difficult for management to forecast the New York City real estate market over future years.

        Total income increased for the nine month period ended September 30, 1999 as compared with the nine month period ended September 30, 1998. Such increase resulted from an increase in dividend income earned on funds temporarily invested in Fidelity U.S. Treasury Income Portfolio. Total expenses increased for the nine month period ended September 30, 1999 as compared with the nine month period ended September 30, 1998. Such increase resulted from legal fees incurred during the current quarter.

        The State of New York has asserted utility tax deficiencies through December 31, 1992 in connection with water, steam and non-metered electricity rent inclusion charges to tenants, plus interest thereon. The Supreme Court, New York County, granted summary judgment in favor of the State, which was affirmed by the Appellate Division, holding that the State utility tax applies to such inclusion charges. Pursuant to the terms of the settlement agreement, Sublessee agreed to pay the State's assessed tax in the sum of $979,109, plus interest of approximately $605,000 through July 31, 1996. The State has agreed to payment of the aforesaid liability over a period of four years, commencing August, 1996, in equal monthly installments of $40,000, including interest on the unpaid balance at the statutory rate. The State has accepted a bond as security for the unpaid liability. Registrant also is liable for New York State Utility tax for periods after December 31, 1992. The state assessed tax for the years 1993 through 1995, in the sum of $636,404 plus interest of $249,521 through December 31, 1998. Registrant is currently negotiating a reduction in the tax as well as a payment schedule for the aforesaid liability.

        The City of New York has asserted a Utility Tax deficiency in the amount of $277,125 against Registrant through December 31, 1994, in connection with water, steam and non-metered electricity rent inclusion charges to tenants, plus accrued interest of approximately $286,752 through August 31, 1999. Registrant is contesting the calculation of the city's proposed Utility Tax deficiency. The final outcome of its appeal cannot presently be determined. Accordingly, no provision for any liability that may result upon final adjudication has been made in the accompanying financial statements.

        Registrant also is liable for additional New York City
Utility Tax periods after December 31, 1994. The amount of such additional tax has yet to be determined.

Liquidity and Capital Resources

        There has been no significant change in Registrant's liquidity for the nine month period ended September 30, 1999, as compared with the nine month period ended September 30, 1998.

        Assuming that the Building continues to generate an annual net profit in future years comparable to that in the current year, Registrant anticipates that the value of the Building and the Property will exceed the indicated balance sheet value at September 30, 1999.

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

        The Property of Registrant is the subject of the following pending litigation:

        Studley v. Empire State Building Associates: On October 21, 1991, in an action entitled Studley v. Empire State Building Associates et al., the holder of a $20,000 original participation in Registrant brought suit in New York Supreme Court, New York County against the Agents for Registrant (Peter L. Malkin, Donald A. Bettex and Alvin Silverman) in their individual capacities and Wien, Malkin & Bettex (currently "Wien & Malkin LLP") counsel to Registrant. The suit claimed that the defendants had engaged in breaches of fiduciary duty and acts of self-dealing in relation to the Agents' solicitation of consents and authorizations from the participants in Registrant in September 1991 and in relation to other unrelated acts of the Agents and the sublessee. By order dated July 14, 1997, and entered July 29, 1997, the Court granted defendants' motion for summary judgment and dismissal of the action. The Plaintiff filed an appeal with respect to the foregoing order. By decision and order entered April 2, 1998, the Appellate Court unanimously affirmed the order dismissing the action. The Plaintiff has been denied permission to appeal to the New York Court of Appeals. The Plaintiff has filed a further Complaint alleging similar claims, purportedly as a class action. Defendant's counsel filed a motion to dismiss the new complaint based upon the Court's prior rulings and on other grounds. In March, 1999, the Court granted the motion for dismissal of the new complaint. The Plaintiff has appealed the dismissal.

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

        New York Skyline Inc.: Registrant is a defendant in an action instituted in the Supreme Court of the State of New York, County of New York, entitled New York Skyline Inc. v. Empire State Building Company, Empire State Building Associates, Nell H. Kessner, Helmsley-Spear, Inc. and Stephen A. Tole. This lawsuit, which was brought by a tenant in the Building and was filed on December 23, 1997, seeks at least $205,000,000 in damages. In its complaint, plaintiff-tenant asserts thirteen causes of action (twelve of which are against Sublessee) in connection with its leases and license agreements of space in the Building and alleges that it is entitled to, among other things, specific performance as to its alleged rights under its leases and licensing agreements with Sublessee, a declaratory judgment as to the rights of the parties under the leases and licensing agreements, any monies allegedly due plaintiff under those agreements, as well as injunctive relief and additional money damages. While the complaint includes Registrant as a named defendant, it does not allege or identify any agreement between plaintiff and Registrant or any other basis of liability on Registrant's part to plaintiff. On March 16, 1998, Registrant filed an answer to the amended complaint denying all allegations of liability. Registrant intends to contest the case vigorously. On April 7, 1999, Registrant's counsel filed an application to the Court for summary judgment and dismissal of the action as to Registrant. The motion is scheduled for submission to the Court on November 12, 1999.

        On or about February 5, 1998, plaintiff served an amended complaint which, among other things, added Kessner & Cyruli, f/k/a Nell H. Kessner & Associates, former landlord-tenant counsel for the Building, and Eileen Aluska, a former Helmsley-Spear, Inc. employee, as defendants. The amended complaint asserts eleven causes of action, similar to those asserted in the original complaint.

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

        In 1990, Sublessee commenced its latest improvement program which is estimated to be completed in 1999 at a total cost in excess of $68,000,000. Under this program, approximately 6,400 windows have been replaced. In addition, the elevators have been upgraded through the installation of a computerized control system and replacement of all electrical and mechanical equipment. The elevator modernization program has increased elevator speed from 800-950 feet per minute to 1200 feet per minute. Also included is waterproofing the Building's exterior, resetting and repairing the limestone facade, upgrading the Building's security system, upgrading and replacing the Building's fire safety system and making substantial further improvement to the air-conditioning, domestic pump and water systems, waterproofing the mooring mast and installing a new observation deck ticket office.

       The Sublessee anticipates that the costs of improvements to be incurred will reduce Overage Rent during the year 1999, but should have no effect on the payment of Basic Rent in those years.

       Under Sublessee's management, the Building during this decade has won six awards from the Building Owners and Management Association ("BOMA") (BOMA/NY Award 1989; BOMA Middle Atlantic Region Award 1990/91 and the BOMA International Award for excellence 1992/93). The New York Landmarks Conservancy awarded a Merit Citation to the Building. In 1994, Metaloptics recognized the Building for excellence in lighting efficiency. In December 1994, Energy User News, a national publication, awarded a Certificate of Merit in the lighting category for excellence and innovation in energy efficiency and management of the Building.

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

        The individual signing this report on behalf of Registrant is Attorney-in-Fact for Registrant and each of the Partners in Registrant, pursuant to Powers of Attorney, dated August 6, 1996 and May 14, 1999 (collectively, the "Power").



EMPIRE STATE BUILDING ASSOCIATES
    (Registrant)



By:  /s/ Stanley Katzman
	Stanley Katzman, Attorney-in-Fact*


Date: November 16, 1999


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the undersigned as Attorney-in-Fact for each of the Partners in Registrant, pursuant to the Power, on behalf of Registrant on the date indicated.



By:  /s/ Stanley Katzman
	Stanley Katzman, Attorney-in-Fact*


Date: November 16, 1999









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

4   		Registrant's form of Participating
                Agreement, filed as Exhibit No. 6 to
                the Registration Statement by letter
                dated August 8, 1962 and assigned File
                No. 2-18741, is incorporated by
                reference as an exhibit hereto.

24  		Powers of Attorney dated August 6, 1996
                and May 14, 1999 between the Partners of Registrant and Stanley Katzman and Richard
                A. Shapiro which was filed as Exhibit 24 to Registrant's 10-Q for the quarter ended
                June 30, 1999 and is incorporated herein by reference.








__________________________
*	Page references are based on sequential numbering system.