Form 10-K
period 1999-12-31
EMPIRE STATE BUILDING ASSOCIATES
filed 2000-04-14
CIK 32776

FORM 10-K
                SECURITIES AND EXCHANGE COMMISSION
                  Washington, D.C. 20549

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 1999

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

An Exhibit Index is located on pages 36 through 37 of this report. Number of pages (including exhibits) in this filing: 51


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

        Sublessee is a partnership in which Peter L. Malkin is a partner. The partners in Registrant are also members of Wien & Malkin LLP, 60 East 42nd Street, New York, New York, which provides supervisory and other services to Registrant and to Sublessee (the "Supervisor"). See Items 10, 11, 12 and 13 hereof for a description of the ongoing services rendered by, and compensation paid to, Supervisor and for a discussion of certain relationships which may pose potential conflicts of interest among Registrant, Sublessee and certain of their respective affiliates.

        As of December 31, 1999, the Building was 96.28% occupied by approximately 800 tenants who engage in various businesses, including the Boy Scouts, the YMCA, the practice of law and accounting, ladies' and men's apparel, and ladies' and men's shoes. Registrant does not maintain a full-time staff. See Item 2 hereof for additional information concerning the Property.

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

        Overage Rent income is recognized when earned from the Sublessee, at the close of the year ending December 31; such income is not determinable until the Sublessee, pursuant to the Sublease, renders to Registrant a certified report on the Sublessee's operation of the Property. The Sublease requires that this report be delivered to Registrant annually within 60 days after the end of each such fiscal year. Accordingly, all Overage Rent income and certain supervisory services expense are reflected in the fourth quarter of each year. The Sublease does not provide for the Sublessee to render interim reports to Registrant. See Note 3 of Notes to Financial Statements filed under Item 8 hereof (the "Notes") regarding Overage Rent payments by Sublessee for the fiscal years ended December 31, 1999, 1998, and 1997. There was Overage Rent of $7,582,109 for the year ended December 31, 1999.

        (c)     Competition

        Pursuant to tenant space leases at the Building, the average annual base rental payable to Sublessee is approximately $37.02 per square foot (exclusive of electricity charges and escalation). The asking rents for the building range from $35 to $47 per square foot.

        (d)     Tenant Leases

        Sublessee operates the Building free from any federal, state or local government restrictions involving rent control or other similar rent regulations which may be imposed upon residential real estate in Manhattan. Any increase or decrease in the amount of rent payable by a tenant is governed by the provisions of the tenant's lease.
                                 -2-

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

        The Property of Registrant is the subject of the following pending litigation:

        Studley v. Empire State Building Associates: On October 21, 1991, in an action entitled Studley v. Empire State Building Associates et al., the holder of a $20,000 original participation in Registrant brought suit in New York Supreme Court, New York County against the Agents for Registrant (Peter
L. Malkin, Donald A. Bettex and Alvin Silverman), in their individual capacities and Wien, Malkin & Bettex (currently "Wien & Malkin LLP") Supervisor to Registrant. The suit claimed that the defendants had engaged in breaches of fiduciary duty and acts of self-dealing in relation to the Agents' solicitation of consents and authorizations from the participants in Registrant in September 1991 and in relation to other unrelated acts of the Agents and the sublessee. By order dated July 14, 1997, and entered July 29, 1997, the Court granted defendants' motion for summary judgment and dismissal of the action. The Plaintiff filed an appeal with respect to the foregoing order. By decision and order entered April 2, 1998, the Appellate Court unanimously affirmed the order dismissing the action. The Plaintiff has been denied permission to appeal to the New York Court of Appeals. The Plaintiff has filed a further Complaint alleging similar claims, purportedly as a class action. Defendants' counsel filed a motion to dismiss the new complaint based upon the Court's prior rulings and on other grounds. The

Court granted the motion to dismiss the new complaint in its entirety. Plaintiff's appeal of the dismissal is pending.

        Proceedings Involving Trump Empire State Partners: In December 1994, Registrant received a notice of default from Trump. The Trump default notice to Registrant claimed that Registrant was in violation of its master lease because of extensive work which Sublessee had undertaken as part of an
                                -3-

improvement program that commenced before Trump reportedly acquired its interest in the property in 1994. Trump's notice also complained that the Building was in need of repairs. On February 14, 1995, Registrant and Sublessee filed an action ("Action No. 1") in New York State Supreme Court against Trump for a declaratory judgment that none of the matters set forth in the notice of default constitutes a violation of the master lease or sublease, and that the notice of default is entirely without merit. Registrant's and Sublessee's suit also seeks an injunction to prevent Trump from implementing the notice of default. On March 24, 1995, the Court granted Registrant a preliminary injunction against Trump. In 1996 the Court granted two additional preliminary injunctions against Trump with respect to two additional default notices. The preliminary injunctions prohibit Trump from acting on its notices of default to Registrant at any time, pending the prosecution of claims by Registrant and Sublessee for a final declaratory judgment and an injunction and other relief against the Trump defendants. The Appellate Court has upheld and affirmed the granting of such preliminary injunctions against the Trump defendants.

        On February 15, 1995, Trump filed an action ("Action No. 2") against Registrant, Sublessee, Supervisor, Harry B. Helmsley, a partner in Sublessee, Helmsley-Spear, Inc. (the management company of the Empire State Building), and the Agents for Registrant in New York State Supreme Court, alleging that the notice of default is valid and seeking damages and related relief based thereon. On October 24, 1996 the Court dismissed all of Trump's claims in their entirety against all defendants in Action No. 2. Trump appealed this Order. The Appellate Court has unanimously affirmed the dismissal of Trump's claims.

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

                                   -4-
        On March 16, 1999, the New York Supreme Court granted summary judgment in Action Nos. 1 and 3 in favor of Registrant and the Sublessee and against the Trump defendants as to most of the alleged lease defaults set forth in the Trump default notice of December 1994, and as to the two additional Trump default notices in their entirety and the Ownership Claim. The Appellate Division has affirmed the summary judgment order.

        New York Skyline Inc.: Registrant is a defendant in an action instituted in the Supreme Court of the State of New York, County of New York, entitled New York Skyline Inc. v. Empire State Building Company, Empire State Building Associates, Nell H. Kessner, Helmsley-Spear, Inc. and Stephen A. Tole. This lawsuit, which was brought by a tenant in the Building and was filed on December 23, 1997, seeks at least $205,000,000 in damages. In its complaint, plaintiff-tenant asserts thirteen causes of action (twelve of which are against Sublessee) in connection with its leases and license agreements of space in the Building and alleges that it is entitled to, among other things, specific performance as to its alleged rights under its leases and licensing agreements with Sublessee, a declaratory judgment as to the rights of the parties under the leases and licensing agreements, any monies allegedly due plaintiff under those agreements, as well as injunctive relief and additional money damages. While the complaint includes Registrant as a named defendant, it does not allege or identify any agreement between plaintiff and Registrant or any other basis of liability on Registrant's part to plaintiff. On or about February 5, 1998, plaintiff served an amended complaint which, among other things, added Kessner & Cyruli, f/k/a Nell H. Kessner & Associates, former landlord-tenant counsel for the Building, and Eileen Aluska, a former Helmsley-Spear, Inc. employee, as party defendants. The amended complaint asserts eleven causes of action, similar to those asserted in the original complaint. On March 16, 1998, Registrant filed an answer to the amended complaint denying all allegations of liability. On December 30, 1999 the action was settled and discontinued without any payment or other contribution by Registrant to the settlement.

        Wien & Malkin LLP, et. al. v. Helmsley-Spear, Inc., et. al. On June 19, 1997 Wien & Malkin LLP and Peter L. Malkin filed an action in the Supreme Court of the State of New York, against Helmsley-Spear, Inc. and Leona Helmsley concerning various partnerships which own, lease or operate buildings managed by Helmsley-Spear, Inc., including Registrant's property. In their complaint, plaintiffs sought the removal of Helmsley-Spear, Inc. as managing and leasing
agent for all of the buildings.   Plaintiffs also sought an order precluding
Leona Helmsley from exercising any partner management powers in the
                                -5-

partnerships. In August, 1997, the Supreme Court directed that the foregoing claims proceed to arbitration. As a result, Mr. Malkin and Wien & Malkin LLP filed an arbitration complaint against Helmsley-Spear, Inc. and Mrs. Helmsley before the American Arbitration Association. Helmsley-Spear, Inc. and Mrs. Helmsley served answers denying liability and asserting various affirmative defenses and counterclaims; and Mr. Malkin and Wien & Malkin LLP filed a reply denying the counterclaims. By agreement dated December 16, 1997, Mr. Malkin and Wien & Malkin LLP (each for their own account and not in any representative capacity) reached a settlement with Mrs. Helmsley of the claims and counterclaims in the arbitration and litigation between them. Mr. Malkin and Wien &Malkin LLP are continuing their prosecution of claims in the arbitration for reliefagainst Helmsley-Spear, Inc., including its termination as the leasing and managing agent for various entities and properties, including the Registrant's Sublessee.







                                   -6-
                                PART II

Item 5.	Market for Registrant's Common Equity
        and Related Security Holder Matters.

       Registrant is a partnership organized pursuant to a partnership agreement dated as of July 11, 1961.

       Registrant has not issued any common stock. The securities registered by it under the Securities Exchange Act of 1934, as amended, consist of participations in the partnership interests of the Partners in Registrant (the "Participations") and are not shares of common stock nor their equivalent. The Participations represent each Participant's fractional share in a Partner's undivided interest in Registrant and are divided approximately equally among the Partners. A full unit of the Participations was offered originally at a purchase price of $10,000; fractional units were also offered at proportionate purchase prices. Registrant has not repurchased Participations in the past and is not likely to change that policy in the future.

       (a) The Participations neither are traded on an established securities market nor are readily tradable on a secondary market or the substantial equivalent thereof. Based on Registrant's transfer records, Participations are sold by the holders thereof from time to time in privately negotiated transactions and, in many instances, Registrant is not aware of the prices at which such transactions occur. During the past year there were 188 transfers. In ten instances, the indicated purchase price was equal to 2.25 times the face amount of the Participation transferred. In two instances, the indicated purchase price was equal two times the face amount of the participation transferred. In all other cases, no consideration was indicated.

       (b) As of December 31, 1999, there were 2,634 holders of Participations of record.

       (c) Registrant does not pay dividends. During the year ended December 31, 1999, Registrant made regular monthly distributions of $98.21 for each $10,000 Participation. There was Overage Rent payable of $7,582,109 for the year ended December 31, 1999 and Registrant made additional distributions for each $10,000 Participation of $2,006.12 on February 29, 2000. See Item 1 hereof. There are no restrictions on Registrant's present or future ability to make distributions; however, the amount of such distributions, particularly distributions of Overage Rent, depends solely on Sublessee's ability to make payments of Basic Rent and Overage Rent to Registrant. See
Item 1 hereof. Registrant expects to make monthly distributions in the future so long as it receives the payments provided for under the Sublease.
See Item 7 hereof.
                                      -7-
[SELECTED FINANCIAL DATA]

 Item 6.
                         EMPIRE STATE BUILDING ASSOCIATES

                              SELECTED FINANCIAL DATA

                                           Year ended December 31,

                          1999        1998       1997       1996        1995
Basic rent income...... $ 6,018,750 $ 6,018,750 $6,018,750 $6,018,750 $6,018,750
Overage rent income....   7,582,109   4,109,852  2,401,300          0          0
Dividend income........     144,690      84,615     10,377      8,647     35,556
 Total revenues......    13,745,549   7,507,228  4,752,560  3,689,511  3,716,420


Net income............. $10,901,065 $ 7,507,228 $4,752,560 $3,689,511 $3,716,420


Earnings per $10,000
 participation unit,
 based on 3,300
 participation units
 outstanding during
 the year...... ........$     3,303 $     2,275 $    1,440 $    1,118 $    1,126


Total assets............$13,253,481 $ 8,787,638 $5,930,702 $3,727,494 $3,927,316


Long-term obligations...$     - 0-  $    - 0 -  $    -0-   $    -0-   $    -0-


Distributions per $10,000
 participation unit, based
 on 3,300 participation
 units outstanding
 during the year:
   Income...............$     2,033 $     1,500 $    1,179  $   1,118 $    1,126
   Return of capital....      - 0 -        - 0 -       -0-         61      1,089

   Total distributions..$     2,033 $     1,500 $    1,179  $   1,179 $    2,215



                                         -8-




Item 7.	Management's Discussion and Analysis of
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

        The supervisory services provided to Registrant by Supervisor include real estate supervisory, legal, administrative and financial services. The services include, but are not limited to, providing or coordinating with counsel to Registrant, maintaining all of its partnership records, performing physical inspections of the Building, reviewing insurance coverage and conducting annual partnership meetings. Financial services include monthly receipt of rent from the Sublessee, payment of monthly rent to the fee owner, payment of monthly and additional distributions to the Participants, payment of all other disbursements, confirmation of the payment of real estate taxes, and active review of financial statements submitted to Registrant by the Sublessee and financial statements audited by and tax information prepared by Registrants' independent certified public accountant, and distribution of such materials to the Participants. Supervisor also prepares quarterly, annual and other periodic filings with the Securities and Exchange Commission and applicable state authorities and distributes to the Participants quarterly source of distribution reports.

        Registrant's results of operations are affected primarily by the amount of rent payable to it under the Sublease. The amount of Overage Rent payable to Registrant is affected by (i) the New York City economy and real estate rental market and (ii) the cost of the Property improvement program described herein under Other Information. It is difficult for management to forecast the New York City economy and real estate market over the next few years.

        As compared with the prior year, a decrease in Overage Rent in any year reduces the distributions made to the Participants and the expenditure for supervisory services. Reductions in the amount of Overage Rent paid to Registrant in the future will not have any other impact on Registrant.
See paragraph 1 of Item 7 hereof and Notes 3, 4, 5, and 7 of the Notes.
                                -9-
        The following summarizes the material factors affecting Registrant's results of operations for the three preceding years:

(a)	Total income increased for the year ended December 31, 1999 as compared with the year ended December 31, 1998. Such increase resulted from an increase in Overage Rent in the year 1999 and an increase in dividend income earned as compared with the year ended December 31, 1998. Total income increased for the year ended December 31, 1998 as compared with the year ended December 31, 1997. Such increase resulted from an increase in Overage Rent in the year 1998 and an increase in dividend income earned as compared with the year ended December 31, 1997. See Note 3 of the Notes.

(b)	Total expenses increased for the year ended December 31, 1999 as compared with the year ended December 31, 1998. Such increase is the result of an increase in additional payment for supervisory services. Total expenses decreased for the year ended December 31, 1998 as compared with the year ended December 31, 1997. Such decrease was the net result of an increase in additional payment for supervisory services and a decrease in legal fees. See Notes 3, 5 and 9 of the Notes.

        The State of New York has asserted utility tax deficiencies through December 31, 1992 in connection with water, steam and non-metered electricity rent inclusion charges to tenants, plus estimated accrued interest. The Supreme Court, New York County, granted summary judgment in favor of the State, which ruling was affirmed by the Appellate Division, First Department, holding that the State utility tax applies to such inclusion charges. Pursuant to the terms of the settlement agreement, Sublessee agreed to pay the State's assessed tax in the sum of $979,109, plus interest of approximately $605,000 through July 31, 1996. The State has agreed to payment of the aforesaid liability over a period of four years, commencing August, 1996, in equal monthly installments of $40,000, including interest on the unpaid balance at the statutory rate. The State has asserted additional tax for the years 1993 through 1995 of $243,270 plus accrued interest of $114,918 through December 31, 1999. It is anticipated that New York State will seek to impose liability on Sublessee for State utility tax for periods after December 31, 1995 through December 31, 1997. The amount of such additional tax has yet to be determined. The imposition of both New York state and New York City utility taxes on non-metered electricity rent inclusion charges was repealed effective January 1, 1998. The City of New York has asserted a utility tax deficiency in the amount of $277,125 against

                                -10-
Sublessee, through December 31, 1994 in connection with water, steam and non-metered electricity rent inclusion charges to tenants, plus accrued interest of approximately $315,610 through December 31, 1999. Sublessee is contesting the calculation of the City's proposed utility tax deficiency before the New York City Tax Appeals Tribunal. The final outcome of Sublessee's appeal cannot presently be determined. Under a settlement proposed by New York City for all taxpayers, Sublessee will settle utility taxes for all open years by paying the tax only for the year 1997. The imposition of New York State and New
York City utility taxes on Sublessee impacts Registrant only to the extent it reduces Overage Rent payable to Registrant under the Sublease.

                Liquidity and Capital Resources

        There has been no significant change in Registrant's liquidity or capital resources for the fiscal year ended December 31, 1999 as compared with the fiscal year ended December 31, 1998.

                                Inflation

        Inflationary trends in the economy do not directly impact Registrant's operations. As noted above, Registrant does not actively engage in the operation of the Property. Inflation may impact the operations of the Sublessee. The Sublessee is required to pay the Basic Rent regardless of the results of its operations. Inflation and other operating factors affect the amount of Overage Rent payable by the Sublessee, which is based on the Sublessee's net operating profit.

                        Other Information

        The Sublessee maintains the Building as a high-class office building as required by the terms of the Sublease.

        In 1990, the Sublessee commenced its latest improvement program which is estimated to be completed in 2000 at a total cost of approximately $68,000,000. Under this program, approximately 6,400 windows are being replaced and this portion of the program is completed. In addition, the elevators have been upgraded through installation of a computerized control system and the replacement of all electrical and mechanical equipment.
The elevator modernization program has increased elevator speed from 800 to 950 feet per minute to 1200 feet per minute. Also included is waterproofing the Building's exterior, resetting and repairing the limestone facade, upgrading the Building's security system, upgrading and replacing the Building's fire safety system and making substantial further improvement to the air-conditioning, domestic pump and water systems, waterproofing the mooring mast and installing a new observation deck ticket office.
                                -11-
        The Sublessee anticipates that the costs of improvements to be incurred will reduce Overage Rent during the year 2000 but should have no effect on the payment of Basic Rent.

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

        The financial statements, together with the accompanying report by, and the consent to the use thereof by J.H. Cohn LLP, immediately following, are being filed in response to this item.

Item 9.	Disagreements on Accounting and Financial Disclosure.

        Not applicable.





                                    -12-
                        PART III

Item 10.Directors and Executive Officers of Registrant.

        Registrant has no directors or officers or any other centralization of management.  There is no specific term of office for any Partner.  The table below sets forth as to each Partner as of December 31, 1999 the following: name, age, nature of any family relationship with any other Partner, business experience during the past five years and principal occupation and employment during such period, including the name and principal business of any corporation or any organization in which such occupation and employment was carried on and the date such individual became a Partner:
                                                   Principal       Date
                        Nature of                  Occupation      Individual
                        Family        Business     and             became
Name             Age    Relationship  Experience   Employment      Partner

Peter L. Malkin 66      None          Real Estate  Senior Partner  1961
                                      Supervision   and Chairman
                                      and Law       Wien & Malkin
                                                    LLP
Thomas N. Keltner,
 Jr.            53      None          Real Estate  Partner         1998
                                      Supervision   Wien & Malkin
                                      and Law       LLP

Richard A. Shapiro
                54      None          Real Estate  Partner 1998
                                      Supervision   Wien & Malkin
                                      and Law      LLP

        As stated above, all three of the Partners are members of Supervisor. See Items 1, 11, 12 and 13 hereof for a description of the services rendered by, and the compensation paid to, Supervisor and for a discussion of certain relationships which may pose actual or potential conflicts of interest among Registrant, Sublessee and certain of their respective affiliates.

        The names of entities which have a class of securities registered pursuant to Section 12 of the Securities Exchange Act of 1934 or are subject to the requirements of Section 15(d) of that Act, and in which the Partners are either a director, joint venturer or general partner are as follows:

                                   -13-
   Peter L. Malkin is a joint venturer in 250 West 57th St. Associates and Navarre-500 Building Associates and a general partner in Garment Capitol Associates and 60 East 42nd St. Associates.

   Thomas N. Keltner, Jr. is a joint venturer in Navarre-500 Building Associates; and a general partner in Garment Capitol Associates and 60 East 42nd St. Associates.

   Richard A. Shapiro is a general partner in Garment Capitol Associates and 60 East 42nd St. Associates.

Item 11.Executive Compensation.

        As stated in Item 10 hereof, Registrant has no directors or officers or any other centralization of management.

        No remuneration was paid during the current fiscal year ended December 31, 1999 by Registrant to any of the Partners as such. Registrant pays Supervisor, for supervisory services and disbursements, fees of $100,000 per annum plus 6% of all sums distributed to the Participants in excess of 9% per annum on their original cash investment. Pursuant to such arrangements described herein, Registrant paid Supervisor a total of $581,983 (consisting of $100,000 as an annual basic payment for supervisory services and $481,983 as an additional payment for supervisory services) for supervisory services rendered during the fiscal year ended December 31, 1999. The supervisory services include, among other items, the preparation of certain reports required by the Securities and Exchange Commission, the monitoring or coordination of certain other areas of legal compliance, the preparation of certain financial reports, as well as the supervision of accounting and other documentation related to the administration of Registrant's business. See
Item 7 hereof. Out of its fees, Supervisor paid all disbursements and costs of regular accounting services. As noted in Items 1 and 10 of this report, the Partners are also members of Supervisor.


Item 12. Security Ownership of Certain Beneficial Owners and Management.

        (a) Registrant has no voting securities. See Item 5 hereof. At December 31, 1999, no person owned of record or was known by Registrant to own beneficially more than 5% of the outstanding Participations.
                                  -14-
        (b) At December 31, 1999, the Partners (see Item 10 hereof) beneficially owned, directly or indirectly, the following Participations:

                   Name & Address       Amount of
                   of Beneficial        Beneficial      Percent
Title of Class	       Owners      	Ownership      of Class

Participations	Thomas N. Keltner, Jr.	$  5,000	.0152%
in Partnership	60 East 42nd Street
Interests	New York, NY  10165

                Richard A. Shapiro      $  5,000        .0152%
                60 East 42nd Street
                New York, NY  10165


        At such date, certain of the Partners (or their respective spouses) held additional Participations as follows:

        Richard A. Shapiro owned of record as custodian but not beneficially $12,500 of Participations. Mr. Shapiro disclaims any beneficial ownership of such Participations.

        Peter L. Malkin owned of record as trustee or co-trustee but not beneficially, $255,000 of Participations. Mr. Malkin disclaims any beneficial ownership of such Participations.

        Entities for the benefit of members of Peter L. Malkin's family owned of record and beneficially $546,250 of Participations. Mr. Malkin disclaims any beneficial ownership of such Participations, except that related Trusts are required to complete scheduled payments to Mr. Malkin.

	(c)	Not applicable.

Item 13. Certain Relationships and Related Transactions.

        (a) As stated in Item 1 hereof, Mr. Peter L. Malkin, Mr. Keltner and Mr. Shapiro are the three Partners of Registrant and also act as agents for the Participants in their respective partnership interests. Mr. Malkin is also a partner in Sublessee. As a consequence of one of the three Partners being a partner in Sublessee, and all of the Partners being current members of Supervisor (which supervises Registrant and Sublessee), certain actual and potential conflicts of interest may arise with respect to the management and administration of the business of Registrant. However, under the respective participating agreements pursuant to which the Partners act as agents for the Participants, certain transactions require the prior consent from Participants owning a specified interest under the agreement in order for the agents to act on their behalf. Such transactions include modifications and extensions of the Sublease, or a sale or other disposition of the Property or substantially all of Registrant's other assets.
                                  -15-
        Reference is made to Items 1 and 2 hereof for a description of the terms of the Sublease between Registrant and Sublessee. The respective interests of the Partners in Registrant and in the Sublease arise solely from ownership of their respective participations in Registrant and, in the case of Mr. Malkin, his ownership of a partnership interest in Sublessee. The
Partners receive no extra or special benefit not shared on a pro rata basis with all other security holders of Registrant or partners in Sublessee.
However, the Partners, by reason of their respective interest in Supervisor, are entitled to receive their pro rata share of any supervisory, service, legal or other remuneration paid to Supervisor for services rendered to Registrant and Sublessee. See Item 11 hereof for a description of the remuneration arrangements between Registrant and Supervisor relating to supervisory services provided by Supervisor.

        Reference is also made to Items 1 and 10 hereof for a description of the relationship between Registrant and Supervisor, of which two of the Partners are among its current members. The interest of each Partner in any remuneration paid or given by Registrant to Supervisor arise solely from the ownership of such Partner's interest in Supervisor. See Item 11 hereof for a description of the remuneration arrangements between Registrant and Supervisor relating to supervisory services provided by Supervisor.

         (b)     Reference is made to Paragraph (a) above.

         (c)     Not applicable.

         (d)  Not applicable.

                                      -16-
                        PART IV

Item 14.	Exhibits, Financial Statement Schedules and
                Reports on Form 8-K.

(a)(1)  Financial Statements:

Consent of J.H. Cohn LLP, Certified Public Accountants, dated February 23,
2000.

Accountant's Report of J.H. Cohn LLP, Certified Public Accountants, dated February 23, 2000.

Balance Sheets at December 31, 1999 and at December 31, 1998 (Exhibit A).

Statements of Income for the fiscal years ended December 31, 1999, 1998, and 1997 (Exhibit B).

Statement of Partners' Capital for the fiscal year ended December 31, 1999 (Exhibit C-1).

Statement of Partners' Capital for the fiscal year ended December 31, 1998 (Exhibit C-2).

Statement of Partners' Capital for the fiscal year ended December 31, 1997 (Exhibit C-3).

Statements of Cash Flows for the fiscal years ended December 31, 1999, 1998, and 1997 (Exhibit D).

Notes to Financial Statements for the fiscal years ended December 31, 1999, 1998, and 1997.

(2)     Financial Statement Schedules:

        List of Omitted Schedules.

        Real Estate and Accumulated Depreciation - December 31, 1999 (Schedule
III).

(3)	Exhibits:  See Exhibit Index.

(b)	No Form 8-K was filed by Registrant for the final quarter of 1999.

                                     -17-

[LETTERHEARD OF J.H. COHN LLP
 ACCOUNTANTS & CONSULTANTS]





                                         February 23, 2000




Empire State Building Associates
New York, N. Y.



We consent to the use of our independent accountants' report dated February 23, 2000 covering our audits of the accompanying financial statements of Empire State Building Associates in connection with and as part of your December 31, 1999 annual report (Form 10-K) to the Securities and Exchange Commission.




                                        J.H. Cohn LLP



New York, N.Y.

                        -18-












INDEPENDENT ACCOUNTANTS' REPORT


To the participants in Empire State Building Associates
(a Partnership)
New York, N. Y.


We have audited the accompanying balance sheets of Empire State Building Associates ("Associates") as of December 31, 1999 and 1998, and the related statements of income, partners' capital and cash flows for each of the three years in the period ended December 31, 1999, and the supporting financial statement schedule as contained in Item 14(a)(2) of this Form 10-K. These financial statements and schedule are the responsibility of Associates' management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Empire State Building Associates as of December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999 in conformity with generally accepted accounting principles, and the related financial statement schedule, when considered in relation to the basic financial statements, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 9 to the financial statements, Associates has been included as a defendant in actions with other related parties, including the Agents for Associates and Empire State Building Company, the sublessee.




                                                   J.H. Cohn LLP

New York, N. Y.
February 23, 2000
                                -19-

                                                                   EXHIBIT A

                       EMPIRE STATE BUILDING ASSOCIATES

                               BALANCE SHEETS


                                 A S S E T S

                                                             December 31,

                                                          1999          1998
Current assets:
  Cash and cash equivalents (Note 12):
    The Chase Manhattan Bank.......................   $    4,249    $    4,525
    Distribution account held by
     Wien & Malkin LLP.............................      324,111       324,111
    Fidelity U.S. Treasury Income Portfolio........    9,209,075     4,906,745

                                                       9,537,435     5,235,381

  Additional rent due from Empire State
   Building Company, a related party...............      982,109       609,852

  Prepaid rent.....................................       23,831        23,831

        TOTAL CURRENT ASSETS.......................   10,543,375     5,869,064

Real estate (Note 2):
  Leasehold on Empire State Building,
   350 Fifth Avenue, New York, N. Y................   39,000,000    39,000,000
     Less: Accumulated amortization................   36,289,894    36,081,426

                                                       2,710,106     2,918,574

        TOTAL ASSETS...............................  $13,253,481   $ 8,787,638


                             LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
  Accrued legal fees, to a related party (Note 10).  $ 1,491,886   $ 1,460,341
  Accrued supervisory services, to a related party
    (Note 5) ......................................      422,566       180,000

        TOTAL LIABILITIES..........................    1,914,452     1,640,341

Contingencies (Notes 9 and 11).....................

Partners' capital (Exhibit C).....................    11,339,029     7,147,297

        TOTAL LIABILITIES AND PARTNERS' CAPITAL...   $13,253,481   $ 8,787,638





        See accompanying notes to financial statements.
                                -20-

                                                                    EXHIBIT B

                         EMPIRE STATE BUILDING ASSOCIATES

                               STATEMENTS OF INCOME


                                                    Year ended December 31,

                                               1999        1998      1997
Revenues:

  Rent income, from a related party
     (Note 3)............................ $13,600,859  $10,128,602  $8,420,050

  Dividend income........................     144,690       84,615      10,377

                                           13,745,549   10,213,217   8,430,427


Expenses:

  Leasehold rent (Note 4)...............    1,970,000    1,970,000   1,970,000

  Supervisory services, to a related
   party (Note 5).........................    581,983      339,417     227,161

  Legal fees, to a related party (Note 10).    84,033      188,104   1,272,237


  Amortization of leasehold (Note 2)......    208,468      208,468     208,469

                                            2,844,484    2,705,989   3,677,867

       NET INCOME, CARRIED TO PARTNERS'
         CAPITAL (NOTE 8)................ $10,901,065  $ 7,507,228  $4,752,560



Earnings per $10,000 participation unit, based
 on 3,300 participation units outstanding
 during each year....................     $     3,303  $     2,275  $    1,440
















        See accompanying notes to financial statements.
                        -21-

                                                                EXHIBIT C-1

                              EMPIRE STATE BUILDING ASSOCIATES

                               STATEMENT OF PARTNERS' CAPITAL
                                YEAR ENDED DECEMBER 31, 1999


                              Capital                             Capital
                             January 1,   Share of               December 31,
                               1999     net income Distributions     1999

Richard A. Shapiro Group..  $2,382,433  $ 3,633,688  $2,236,444  $ 3,779,677

Thomas N. Keltner Group...   2,382,432    3,633,689   2,236,445    3,779,676

Peter L. Malkin Group....    2,382,432    3,633,688   2,236,444    3,779,676

                            $7,147,297  $10,901,065  $6,709,333  $11,339,029























        See accompanying notes to financial statements.
                        -22-

                                                                EXHIBIT C-2

                         EMPIRE STATE BUILDING ASSOCIATES

                          STATEMENT OF PARTNERS' CAPITAL
                           YEAR ENDED DECEMBER 31, 1998


                            Capital                                 Capital
                          January 1,     Share of                 December 31,
                             1998       net income Distributions      1998

Richard A. Shapiro Group
 (formerly
  John L. Loehr Group).... $1,530,241   $2,502,409   $1,650,217   $2,382,433

Thomas N. Keltner Group
 (formerly Stanley
  Katzman Group)..........  1,530,240    2,502,410    1,650,218    2,382,432


Peter L. Malkin Group.....  1,530,240    2,502,409    1,650,217    2,382,432

                           $4,590,721   $7,507,228   $4,950,652   $7,147,297



















        See accompanying notes to financial statements.
                                -23-

                                                               EXHIBIT C-3

                       EMPIRE STATE BUILDING ASSOCIATES

                         STATEMENT OF PARTNERS' CAPITAL
                          YEAR ENDED DECEMBER 31, 1997


                      Capital                                 Capital
                     January 1,    Share of                  December 31,
                        1997       net income  Distributions   1997

John L. Loehr Group...$1,242,498   $1,584,187   $1,296,444   $1,530,241


Stanley Katzman Group..1,242,498    1,584,187    1,296,445    1,530,240


Peter L. Malkin Group..1,242,498    1,584,186    1,296,444    1,530,240

                      $3,727,494   $4,752,560   $3,889,333   $4,590,721




























        See accompanying notes to financial statements.

                                -24-

                                                             EXHIBIT D

                    EMPIRE STATE BUILDING ASSOCIATES

                         STATEMENTS OF CASH FLOWS


                                            Year ended December 31,

                                          1999         1998        1997

Cash flows from operating activities:
  Net income..........................   $10,901,065  $ 7,507,228  $ 4,752,560
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Amortization of leasehold............    208,468      208,468      208,469
    Changes in operating assets
     and liabilities:
       Additional rent due from Empire State
        Building Company, a related party.. (372,257)    (608,552)      (1,300)
       Accrued supervisory services,
        to a related party.................. 242,566      112,256       67,744
       Accrued legal fees, to a related
        party.............................    31,545      188,104    1,272,237

         Net cash provided by
          operating activities........... 11,011,387    7,407,504    6,299,710


Cash flows from financing activities:
  Cash distributions....................  (6,709,333)  (4,950,652)  (3,889,333)

         Net cash used in financing
          activities..................... (6,709,333)  (4,950,652)  (3,889,333)

         Net increase in cash
          and cash equivalents...........  4,302,054    2,456,852    2,410,377

Cash and cash equivalents, beginning of
    year................................   5,235,381    2,778,529      368,152

 CASH AND CASH EQUIVALENTS, END OF YEAR. $ 9,537,435  $ 5,235,381  $ 2,778,529











        See accompanying notes to financial statements.

                                -25-

                        EMPIRE STATE BUILDING ASSOCIATES

                          NOTES TO FINANCIAL STATEMENTS



1. Business Activity

Empire State Building Associates ("Associates") is a general partnership which holds the tenant's position in the master leasehold of the Empire State Building (the "Building"), located at 350 Fifth Avenue, New York City. Associates subleases the property to Empire State Building Company ("Company").


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

   c. Use of Estimates:

      In preparing financial statements in conformity with generally accepted accounting principles, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


3. Related Party Transactions -  Rent Income

Rent income for the years ended December 31, 1999, 1998 and 1997 totalling $13,600,859, $10,128,602 and $8,420,050, respectively, consists of the minimum annual rent plus additional rent under an operating sublease dated December 27, 1961, as modified February 15, 1965, with Company (the "Sublessee"), as follows:

                                        Year ended December 31,

                                       1999          1998         1997

   Minimum net basic rent......   $ 6,018,750   $6,018,750  $ 6,018,750
   Additional rent earned......     7,582,109    4,109,852    2,401,300

                                  $13,600,859  $10,128,602  $ 8,420,050


                                -26-
                      EMPIRE STATE BUILDING ASSOCIATES

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


5. Related Party Transactions - Supervisory Services

Supervisory services (including disbursements and cost of regular accounting services) during the years ended December 31, 1999, 1998 and 1997, totalling $581,983, $339,417 and $227,161, respectively, represent fees incurred by the firm of Wien & Malkin LLP. Some members of that firm are partners in Associates.

Fees for supervisory services are paid pursuant to an agreement, which amount is based on a rate of return of investment achieved by the participants in Associates each year.

                                -27-
                 EMPIRE STATE BUILDING ASSOCIATES

                   NOTES TO FINANCIAL STATEMENTS
                             (Continued)


6. Number of Participants

There were approximately 2,620 participants in the participating groups at December 31, 1999, 1998 and 1997.


7. Determination of Distributions to Participants

Distributions to participants in 1999, 1998 and 1997 of $6,709,333, $4,950,652 and $3,889,333, respectively, represented the following:

                         1999                   1998                  1997
Minimum annual rent..       $6,018,750           $6,018,750           $6,018,750
Additional rent,
 earned in
 previous year,
 distributed in
 current year........        4,109,852            2,401,300                    -

Dividend income
 earned in previous
 year, distributed
 in current year......          84,615               10,377                    -

                            10,213,217            8,430,427            6,018,750

Less:

 Leasehold rent
  expense.......... $1,970,000          $1,970,000            $1,970,000
 Supervisory
  services incurred
  in previous year.    339,417             227,161               159,417
   Legal fees incurred
  in previous year.    188,104           1,272,237                    -
   Amount held in
  reserve to fund
  payment of accrued
  legal fees.......  1,006,363              10,377                    -

                             3,503,884            3,479,775            2,129,417
Distributions
 to participants.....       $6,709,333           $4,950,652           $3,889,333



                                -28-


                        EMPIRE STATE BUILDING ASSOCIATES

                        NOTES TO FINANCIAL STATEMENTS
                                (Continued)




8. Distributions and Amount of Income per $10,000 Participation Unit

Distributions per $10,000 participation unit during the years 1999, 1998 and 1997 based on 3,300 participation units outstanding during each year, consisted of the following:


                                         Year ended December 31,

                                       1999         1998         1997

 Income........................       $2,033       $1,500       $1,179

 Return of capital.............            -            -            -

     TOTAL DISTRIBUTIONS.......       $2,033       $1,500       $1,179


Net income is computed without regard to income tax expense since
Associates does not itself pay a tax on its income; instead, any such taxes are paid by the participants in their individual capacities.



9. Litigation and Subsequent Events

  a. On October 21, 1991, in an action entitled Studley v. Empire State Building Associates et al., the holder of a $20,000 original participation in Associates brought suit in New York Supreme Court, New York County against the Agents for Associates (Peter L. Malkin, Donald A. Bettex and Alvin Silverman), in their individual capacities and Wien, Malkin & Bettex (currently "Wien & Malkin LLP"), supervisor to Associates. The suit claims that the defendants had engaged in breaches of fiduciary duty and acts of self-dealing in relation to the Agents' solicitation of consents and authorizations from the participants in Associates in September 1991 and in relation to other unrelated acts of the Agents and the Sublessee. By order dated July 14, 1997, the Court granted defendants' application for summary judgment and dismissal of the action. The Plaintiff applied for permission to appeal the Appellate Divisions determination to the New York Court of Appeals, and that application was denied by both the Appellate Division and the Court of Appeals. Thereafter, the Plaintiff filed a second complaint, which alleges claims similar to those asserted in the previously dismissed complaint. The defendants applied for dismissal of the second complaint based on the prior dismissal orders and on other grounds. The Court dismissed the second complaint, and Plaintiff has appealed that dismissal to the Appellate Division. It is not possible at this time to predict the outcome or range of potential loss, if any, which might result from this action. No provision for any liability that may result upon adjudication has been made in the accompanying financial statements.

                                -29-
                       EMPIRE STATE BUILDING ASSOCIATES

                        NOTES TO FINANCIAL STATEMENTS
                                (Continued)


9. Litigation and Subsequent Events (continued)

  b. In December 1994, Associates received a notice of default from Trump Empire State Partners ("Trump"). The Trump default notice to Associates claims that Associates was in violation of its master lease because of extensive work which Company, the Sublessee, had undertaken as part of an improvement program that commenced before Trump reportedly acquired its interest in the property in 1994. Trump's notice also complains that the Building is in need of repairs. On February 14, 1995, Associates and Company filed an action (the "Action") in New York State Supreme Court against Trump for a declaratory judgment that none of the matters set forth in the notice of default constitutes a violation of the master lease or sublease, and that the notice of default is entirely without merit. Associates' and Company's suit also seeks an injunction to prevent Trump from implementing the notice of default ("Notice I"). On March 24, 1995, the Court granted Associates a preliminary injunction against Trump. In 1996 the Court granted two additional injunctions against Trump with respect to two additional default notices ("Notices II and III"). The preliminary injunctions prohibit Trump from acting on its notices of default to Associates at any time, pending the prosecution of claims by Associates and Company for a final declaratory judgment and an injunction and other relief against the Trump defendants. The Appellate Court has upheld and affirmed the granting of such preliminary injunctions against the Trump defendants.

     On June 5, 1998 Company and Associates filed a motion for summary judgment in the Action in a companion action (the "Companion Action") entitled Empire State Building Associates and Empire State Building Company v. Donald Trump et. al., in which plaintiffs seek related declaratory and injunctive relief against Trump and its affiliates with respect to plaintiffs' rights to act as owner of the Building in dealings with the New York City Department of Buildings.

     In a decision and order dated March 10, 1999, the Court awarded partial summary judgment to Associates and Company in the Action, declaring that Notices II and III were invalid and of no force and effect, and further declaring that there was no legal or factual basis for many of the defaults alleged in Notice I. The Court also awarded summary judgment to Associates in the Companion Action, declaring that Associates is entitled to act as "owner" of the Building for purposes of dealing with the New York City Department of Buildings and enjoining Trump from interfering with such right.

     In May 1999, plaintiffs renewed their motion for summary judgment in the Action. At that time, the Trump defendants also filed notices of appeal from the Court's March 10, 1999 decision and order in the Action and Companion Action.

     In a further decision dated December 16, 1999 and entered as final judgment on January 12, 2000, the Court granted plaintiffs' renewed motion for summary judgment in the Action, declaring that the remaining claims of default asserted by Trump were without merit and that plaintiffs were not in default under the master lease.


                                -30-
                   EMPIRE STATE BUILDING ASSOCIATES

                    NOTES TO FINANCIAL STATEMENTS
                        (Continued)


9. Litigation and Subsequent Events (continued)

   On January 31, 2000, the Trump defendants filed a notice of appeal from the January 12, 2000 final judgment entered in the Action. No briefing or other proceedings have yet taken place at the appellate level.

   Plaintiffs intend to challenge any future claims of default by Trump and, if appropriate, to renew their motion for summary judgment. No provision for any liability that may result upon adjudication has been made in the accompanying financial statements.


10. Related Party Transactions - Legal Fees

    The accompanying statements of income reflect legal fees paid or owed to Wien & Malkin LLP, a related party (Note 5), as follows:

                                         1999        1998         1997

     Reimbursement owing to Agents
      of their legal and accounting
      expenses relating to Studley
      and Trump Suits (Note 9)         $39,670    $179,979   $1,272,237

    Other payments made or accrued      44,363       8,125           -

                                       $84,033    $188,104   $1,272,237


   The reimbursement owing to Agents of their legal and accounting expenses relating to the Studley and Trump Suits consisted of the following:



                                         1999        1998         1997

  Studley Suit:
   Advances by Wien & Malkin LLP,
    to third party professional firms  $39,670    $179,979     $647,761

   Accumulated professional time of
    Wien & Malkin LLP                     -           -         312,304

  Trump Suits:
   Accumulated professional time of
    Wien & Malkin LLP                     -            -        312,172

                                      $39,670     $179,979   $1,272,237

                        EMPIRE STATE BUILDING ASSOCIATES

                          NOTES TO FINANCIAL STATEMENTS
                                        (Continued)


10. Related Party Transactions - Legal Fees (continued)

    Counsel advises that substantial additional legal and accounting costs may be incurred in both suits.

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


11. Contingencies

    Wien & Malkin LLP and Peter L. Malkin are engaged in a dispute with Helmsley-Spear, Inc., the building manager of the Empire State Building, concerning the management, leasing and supervision of the property being net leased to the Sublessee. In this connection, certain legal and professional fees and other expenses have been paid and incurred and additional costs are expected to be incurred. Associates' allocable share of such costs cannot as yet be determined. Accordingly, Associates has not provided for the expense and related liability with respect to such costs in the accompanying financial statements.



12. Concentration of Credit Risk

    Associates maintains cash balances in a bank, money market funds (Fidelity U.S. Treasury Income Portfolio) and a distribution account held by Wien & Malkin LLP. The bank balance is insured by the Federal Deposit Insurance Corporation up to $100,000, and at December 31, 1999 was completely insured. The cash in the money market funds and the account held by Wien & Malkin LLP are not insured. The funds held in the distribution account were paid to the participants on January 1, 2000.

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

                                                              SCHEDULE III
                     EMPIRE STATE BUILDING ASSOCIATES

                Real Estate and Accumulated Depreciation
                            December 31, 1999

Column

  A   Description        Leasehold on Empire State Building
                           located at 350 Fifth Avenue,
                           New York, New York.

  B   Encumbrances.............................................     None



  C   Initial cost to company
        Leasehold..............................................  $39,000,000


  D   Cost capitalized subsequent to acquisition...............      None

  E   Gross amount at which carried at
       close of period
        Leasehold.............................................   $39,000,000(a)


  F   Accumulated amortization................................   $36,289,894(b)


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

 (a) There have been no changes in the carrying values of real estate for the years ended December 31, 1999, December 31, 1998 and December 31, 1997. The costs for federal income tax purposes are the same as for financial statement purposes.

 (b) Accumulated amortization
       Balance at January 1, 1997                          $35,664,489
         Amortization:
            F/Y/E 12/31/97                      $208,469
                  12/31/98                       208,468
                  12/31/99                       208,468        625,405

              Balance at December 31, 1999                  $36,289,894

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


Date: April 14, 2000


        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person as Attorney-in-Fact for each of the Partners in Registrant, pursuant to the Power, on behalf of Registrant and as a Partner in Registrant on the date indicated.


By /s/ Stanley Katzman
   Stanley Katzman, Attorney-in-Fact*


Date: April 14, 2000









_________________________________
*	Mr. Katzman supervises accounting functions for Registrant.
                                -35-

                        EXHIBIT INDEX

        Number                          Document               Page*

	3(a)   	Registrant's Partnership Agreement dated July 11,
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

                                -36-

        10(e) Modification and Extension Agreement, dated October 26, 1964 between The Bowery Savings Bank and Celeritas Realty Corp., filed by letter dated March 31, 1981 (Commission File No. 0-827) as Exhibit 10(e) to Registrant's Form 10-K for the fiscal year ended December 31, 1980, is incorporated by reference as an exhibit hereto.

        13(a) Letter to Participants dated April 10, 2000 and supplementary financial reports for the fiscal year ended December 31, 1999. The foregoing material shall not be deemed "filed" with the Commission or otherwise subject to the liabilities of Section 18 of the Securities Exchange Act of 1934.

        24 Powers of Attorney dated August 6,1996 and May 14, 1998, between the Partners of Registrant and Richard A. Shapiro and Stanley Katzman, filed as Exhibit 24 to Registrant's 10-Q for the quarter ended March 31, 1998 and is incorporated by reference as an exhibit hereto.

        27 Financial Data Schedule of Registrant for the fiscal year ended December 31, 1999.

















____________________________________________
*	Page references are based on sequential numbering system.
                                -37-