Form 10-Q
period 2000-03-31
EMPIRE STATE BUILDING ASSOCIATES
filed 2000-05-23
CIK 32776

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549



[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000

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
(Unaudited)

For the Three Months
Ended March 31,
	2000	1999
Income:

	Rent income, from a related
		party (Note B)	$1,504,687	$1,504,687
	Dividend income	    95,211	    47,158
					----------	----------
		Total income	 1,599,898	 1,551,845
					----------	----------
Expenses:

	Leasehold rent	   492,500	   492,500
	Supervisory services, to a
		related party (Note C)	    39,854	    39,854
	Amortization of leasehold	    52,117	    52,117
					----------	----------
		Total expenses	   584,471	   584,471
					----------	----------
Net income		$1,015,427	$  967,374
					==========	==========
Earnings per $10,000 participation
	unit, based on 3,300
	participation units
	outstanding during the year	$   307.71	$   293.14
					==========	==========

	Distributions per $10,000
		participation consisted
		of the following:
	Income			$   307.71	$   293.14
	Return of capital	  1,993.06	    856.05
					----------	----------
		Total distributions	$ 2,300.77	$ 1,149.19
					==========	==========

	At March 31, 2000 and 1999, there were $33,000,000 of participations outstanding.


Empire State Building Associates
Condensed Balance Sheet
(Unaudited)

Assets							 March 31, 2000   December 31, 1999
Current assets
  Cash								$  328,530	$   328,360
  Fidelity U.S. Treasury Income Portfolio	 3,243,459	  9,209,075
  Prepaid rent							    23,831	     23,831
  Additional rent due from Empire State
    Building Company, a related party 			  -0-	$   982,109
									----------	-----------
		Total current assets			 3,595,820	 10,543,375

Real Estate
  Leasehold on Empire State Building		39,000,000	 39,000,000
   Less, allowance for amortization		36,342,011	 36,289,894
									----------	-----------
									 2,657,989	  2,710,106
									----------	-----------
		Total assets					$6,253,809	$13,253,481
									==========	===========

Current Liabilities:
  Accrued legal fees, to a related
    Party								 1,491,886	 1,491,886
  Accrued supervisory services,
    to a related party					       -0-	   422,566
									----------	----------
		Total Current Liabilities		$1,491,886	$1,914,452
									----------	----------

Capital
  Capital January 1,					11,339,029	 7,147,297
  Add, Net income:
   January 1, 2000 through March 31, 2000	 1,015,427	       -0-
   January 1, 1999 through December 31, 1999	       -0-	10,901,065
									----------	----------
									12,354,456	18,048,362

Less, Distributions:
  Monthly distributions,
   January 1, 2000 through March 31, 2000	   972,333	       -0-
   January 1, 1999 through December 31, 1999	       -0-	 3,889,333

Empire State Building Associates
Condensed Balance Sheet
(Unaudited)

(CONTINUED)


Additional Distribution on 			 March 31, 2000   December 31, 1999
  February 29, 2000 of overage rent
  for the lease year ended
  December 31, 1999						 6,620,200	       -0-

Additional Distribution on
  March 5, 1999 of overage rent
  for the lease year ended
  December 31, 1998						       -0-	 2,820,000
									----------	----------
									 7,592,533	 6,709,333
									----------	----------

Capital
  March 31, 2000						 4,761,923	       -0-
  December 31, 1999						       -0-	11,339,029
									----------	----------
	Total liabilities and capital:
 	  March 31, 2000					 6,253,809
	  December 31, 1999					==========	13,253,481
	==========


Empire State Building Associates
Condensed Statement of Cash Flow
(Unaudited)

							 January 1, 2000	 January 1, 1999
								through			through
						  March 31, 2000	  March 31, 1999

Cash flows from operating activities:
Net income						$1,015,427		$  967,374
Adjustments to reconcile net income
  to cash provided by operating
  activities:
  Amortization of leasehold			    52,117		    52,117

Change in additional rent due			   982,109		   609,852
Change in accrued supervisory services	  (422,566)		  (180,000)
Change in accrued legal fees 			       -0-		    (8,125)
							     ----------		----------
	Net cash provided by operating
	  activities					 1,627,087		 1,441,218
								----------		----------
Cash flows from financing activities:
	Cash distributions				(7,592,533)		(3,792,333)
								----------		----------
	Net cash used in financing
	  activities 					(7,592,533)		(3,792,333)
								----------		----------
	Net decrease in cash and
       cash equivalents				(5,965,446)		(2,351,115)

Cash and cash equivalents
  beginning of period				 9,537,435		 5,235,381
								----------		----------
Cash and cash equivalents
  end of period					$3,571,989		$2,884,266
								==========		==========

Notes to Condensed Financial Statements (unaudited)

Note A Organization and basis of Presentation

		In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of Registrant as of March 31, 2000, its results of operations and cash flows for the three months ended March 31, 2000 and 1999 and its changes in Partners' capital for the three months ended March 31, 2000. Information included in the condensed balance sheet as of December 31, 1999 has been derived from the audited balance sheet included in Registrant's, Form 10-K for the year ended December 31, 1999 (the "10-K") previously filed with the Securities and Exchange Commission (the "SEC"). Pursuant to rules and regulations of the SEC, certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from these financial statements unless significant changes have taken place since the end of the most recent fiscal year. Accordingly, these unaudited condensed financial statements should be read in conjunction with the financial statements, notes to financial statements and the other information in the 10-K. The results of operations for the three months ended March 31, 2000 are not necessarily indicative of the results to be expected for the full year.

Note B Interim Period Reporting


		Registrant is a partnership which was organized on July 11, 1961. Registrant owns the tenant's interest in a master operating leasehold (the "Master Lease") on the Empire State Building (the
"Building") and the land thereunder, located at 350 Fifth Avenue, New
York, New York (the "Property"). The fee owner of the property is Trump Empire State Partners.

		Registrant's partners are Peter L. Malkin, Thomas N. Keltner, Jr. and Richard A. Shapiro (collectively, the "Partners"), each of whom also acts as an agent for holders of participations in his respective partnership interest in Registrant (the "Participants"). The Partners in Registrant are also members of Wien & Malkin LLP, 60 East 42nd Street, New York, New York, which provides supervisory and other services to Registrant and Sublessee (the "Supervisor"). See Note C below.

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

		Overage Rent and other accumulated interest and dividend income are distributed annually after payment of any additional payments for supervisory services to Supervisor (as described in Note
C below). For 1999, Sublessee reported net operating profit of $16,164,218; therefore, there was Overage Rent of $7,582,109 for the year ended December 31, 1999. Registrant paid Supervisor $481,983 as an additional payment for supervisory services.

		Sublessee is a New York partnership in which Peter L. Malkin is a partner and Trusts created by Peter L. Malkin for family members are beneficial owners of an interest in the Sublessee.

Note C - Supervisory Services

		Registrant pays Supervisor for special legal services at hourly rates and for supervisory services and disbursements. The supervisory fees are $100,000 per annum (the "Basic Payment") plus an additional payment of 6% of all distributions to Participants in any year in excess of the amount representing a return of 9% per annum on their remaining original cash investment in any year ("Additional Payment"). At March 31, 2000 such remaining cash investment was $33,000,000, representing the original cash investment of the Participants in Registrant.

		No remuneration was paid during the three month period ended March 31, 2000 by Registrant to any of the Partners as such. Pursuant to the Fee arrangements described herein, Registrant paid Supervisor
$25,000 of the Basic Payment for supervisory services for the three month period ended March 31, 2000 and $4,951 a month as the Additional Payment for supervisory services. The supervisory services include, among other items, the preparation of certain reports required by the Securities and Exchange Commission, the monitoring or coordination of certain other areas of legal compliance, the preparation of certain financial reports, as well as the supervision of accounting and other documentation related to the administration of Registrant's business.
See Item 7 hereof. Out of its fees, Supervisor paid all disbursements and costs of regular accounting services.

		Reference is made to Note B of this Item 1 ("Note B") for a description of the terms of the Sublease between Registrant and Sublessee. The respective interests of the Partners in Registrant and in Sublessee arise solely from ownership of their respective participations in Registrant and, in the case of Mr. Malkin, his family trusts' ownership of an interest in Sublessee. The Partners receive no extra or special benefit not shared on a pro rata basis with all other Participants in Registrant or partners in Sublessee. However, each of the Partners, by reason of his respective interest in Supervisor, is entitled to receive his share of any fees or other remuneration paid to Supervisor for services rendered to Registrant and Sublessee.

		As of March 31, 2000 the Partners owned of record and beneficially an aggregate of $10,000 of participations in Registrant, representing less than 1% of the currently outstanding participations therein totaling $33,000,000.

		In addition, as of March 31, 2000 certain of the Partners (or their respective spouses) held additional Participations as follows:

Entities for the benefit of members of Peter L. Malkin's family owned of record and beneficially $546,250 of Participations. Mr. Malkin disclaims any beneficial ownership of such Participations, except that related Trusts are required to complete scheduled payments to Mr. Malkin.

Peter L. Malkin owned of record as trustee or co-trustee, but not beneficially, $250,000 of Participations. Mr.
Malkin disclaims any beneficial ownership of such Participations.


Item 2.	Management's Discussion and Analysis of
Financial Condition and Results of Operations

		As stated in Note B, Registrant was organized for the 1purpose of acquiring the Master Lease of the Property subject to the Sublease. Basic Rent received by Registrant is used to pay annual rent due under the Master Lease, the Basic Payment and the Additional Payment for supervisory services; the balance of such Rent is distributed to the Participants. Overage Rent and any interest and dividends accumulated thereon are distributed to the Participants after the Additional Payment is made to Supervisor. See Note C of
Item 1 above. Pursuant to the Sublease, Sublessee has assumed responsibility for the condition, operation, repair, maintenance and management of the Property. Registrant is not required to maintain substantial reserves or otherwise maintain liquid assets to defray any operating expenses of the Property.

		Registrant does not pay dividends. During the three month period ended March 31, 2000 Registrant made regular monthly distributions of $98.21 for each $10,000 participation ($1,178.52 per annum for each $10,000 participation). There are no restrictions on Registrant's present or future ability to make distributions; however, the amount of such distributions, particularly distributions of Overage Rent, depends solely on the ability of Sublessee to make payments of Basic Rent and Overage Rent to Registrant in accordance with the terms of the Sublease. Registrant expects to make distributions in the future so long as it receives the payments provided for under the Sublease. See Note B.

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

		Total income increased for the three month period ended March 31, 2000 as compared with the three month period ended March 31, 1999. Such increase resulted from an increase in dividend income earned on funds temporarily invested in Fidelity U.S. Treasury Income Portfolio. Total expenses remained the same for the three month period ended March 31, 2000 as compared with the three month period ended March 31, 1999.

		The State of New York has asserted utility tax deficiencies through December 31, 1992 in connection with water, steam and non-metered electricity rent inclusion charges to tenants, plus interest thereon. The Supreme Court, New York County, granted summary judgment in favor of the State, which was affirmed by the Appellate Division, holding that the State utility tax applies to such inclusion charges. Pursuant to the terms of the settlement agreement, Sublessee agreed to pay the State's assessed tax in the sum of $979,109, plus interest of approximately $605,000 through July 31, 1996. The State has agreed to payment of the aforesaid liability over a period of four years, commencing August, 1996, in equal monthly installments of $40,000, including interest on the unpaid balance at the statutory rate. The
State has accepted a bond as security for the unpaid liability.
Sublessee also is liable for New York State Utility tax for periods after December 31, 1992. The state assessed tax for the years 1993 through 1995, in the sum of $243,270 plus interest of $118,117 through February 29, 2000. Registrant is currently negotiating a reduction in the tax as well as a payment schedule for the aforesaid liability.

		The City of New York has asserted a Utility Tax deficiency in the amount of $277,125 against Sublessee through December 31, 1994, in connection with water, steam and non-metered electricity rent inclusion charges to tenants, plus accrued interest of approximately $330,297 through February 29, 2000. Sublessee is contesting the calculation of the city's proposed Utility Tax deficiency. The final outcome of its appeal cannot presently be determined. Accordingly, no provision for any liability that may result upon final adjudication has been made in the accompanying financial statements.

		Sublessee also is liable for additional New York City Utility Tax periods after December 31, 1994. The amount of such additional tax has yet to be determined. Under a settlement proposed by New York City for all taxpayers, Sublessee will settle utility taxes for all open years by paying the tax only for the year 1997, the determination of which is pending.

Liquidity and Capital Resources

		There has been no significant change in Registrant's liquidity for the three month period ended March 31, 2000, as compared with the three month period ended March 31, 1999.

		Assuming that the Building continues to generate an annual net profit in future years comparable to that in the current year, Registrant anticipates that the value of the Building and the Property will exceed the indicated balance sheet value at March 31, 2000.

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

Inflation

		Registrant believes that there has been no material change in the impact of inflation on its operations since the filing of its report on Form 10-K for the year ended December 31, 1999, which report and all exhibits thereto are incorporated herein by reference and made a part hereof.

PART II.  OTHER INFORMATION

Item 1.	Legal Proceedings.

		The Property of Registrant is the subject of the following pending litigation:

		Studley v. Empire State Building Associates: On October 21, 1991, in an action entitled Studley v. Empire State Building
Associates et al., the holder of a $20,000 original participation in Registrant brought suit in New York Supreme Court, New York County against the Agents for Registrant (Peter L. Malkin, Donald A. Bettex and Alvin Silverman), in their individual capacities and Wien, Malkin
& Bettex (currently "Wien & Malkin LLP") Supervisor to Registrant.
The suit claimed that the defendants had engaged in breaches of fiduciary duty and acts of self-dealing in relation to the Agents' solicitation of consents and authorizations from the participants in Registrant in September 1991 and in relation to other unrelated acts of the Agents and the sublessee. By order dated July 14, 1997, and entered July 29, 1997, the Court granted defendants' motion for summary judgment and dismissal of the action. The Plaintiff filed an appeal with respect to the foregoing order. By decision and order entered April 2, 1998, the Appellate Court unanimously affirmed the order dismissing the action. The Plaintiff has been denied permission to appeal to the New York Court of Appeals. The Plaintiff has filed a further Complaint alleging similar claims, purportedly as a class action. Defendants' Supervisor filed a motion to dismiss the new complaint based upon the Court's prior rulings and on other grounds.
The Court granted the motion to dismiss the new complaint in its entirety. Plaintiff's appeal of the dismissal is pending.

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

		New York Skyline Inc.: Registrant is a defendant in an action instituted in the Supreme Court of the State of New York, County of New York, entitled New York Skyline Inc. v. Empire State Building Company, Empire State Building Associates, Nell H. Kessner, Helmsley-Spear, Inc. and Stephen A. Tole. This lawsuit, which was brought by a tenant in the Building and was filed on December 23, 1997, seeks at least $205,000,000 in damages. In its complaint, plaintiff-tenant asserts thirteen causes of action (twelve of which are against Sublessee) in connection with its leases and license agreements of space in the Building and alleges that it is entitled to, among other things, specific performance as to its alleged rights under its leases and licensing agreements with Sublessee, a declaratory judgment as to the rights of the parties under the leases and licensing agreements, any monies allegedly due plaintiff under those agreements, as well as injunctive relief and additional money damages. While the complaint includes Registrant as a named defendant, it does not allege or identify any agreement between plaintiff and Registrant or any other basis of liability on Registrant's part to plaintiff. On or about February 5, 1998, plaintiff served an amended complaint which, among other things, added Kessner & Cyruli, f/k/a Nell H. Kessner & Associates, former landlord-tenant Supervisor for the Building, and Eileen Aluska, a former Helmsley-Spear, Inc. employee, as party defendants. The amended complaint asserts eleven causes of action, similar to those asserted in the original complaint. On March 16, 1998, Registrant filed an answer to the amended complaint denying all allegations of liability. On December 30, 1999 the action was settled and discontinued without any payment or other contribution by Registrant to the settlement.

		Wien & Malkin LLP, et. al. v. Helmsley-Spear, Inc., et. al. On June 19, 1997 Wien & Malkin LLP and Peter L. Malkin filed an action in the Supreme Court of the State of New York, against Helmsley-Spear,
Inc. and Leona Helmsley concerning various partnerships which own, lease or operate buildings managed by Helmsley-Spear, Inc., including Registrant's property. In their complaint, plaintiffs sought the removal of Helmsley-Spear, Inc. as managing and leasing agent for all
of the buildings.   Plaintiffs also sought an order precluding Leona
Helmsley from exercising any partner management powers in the partnerships. In August, 1997, the Supreme Court directed that the foregoing claims proceed to arbitration. As a result, Mr. Malkin and Wien & Malkin LLP filed an arbitration complaint against Helmsley-
Spear, Inc. and Mrs. Helmsley before the American Arbitration
Association. Helmsley-Spear, Inc. and Mrs. Helmsley served answers denying liability and asserting various affirmative defenses and counterclaims; and Mr. Malkin and Wien & Malkin LLP filed a reply denying the counterclaims. By agreement dated December 16, 1997, Mr. Malkin and Wien & Malkin LLP (each for their own account and not in any representative capacity) reached a settlement with Mrs. Helmsley of the claims and counterclaims in the arbitration and litigation between them. Mr. Malkin and Wien & Malkin LLP are continuing their prosecution of claims in the arbitration for relief against Helmsley-Spear, Inc., including its termination as the leasing and managing agent for various entities and properties, including the Registrant's Sublessee.

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

		The Sublessee anticipates that the costs of improvements to be incurred will reduce Overage Rent during the year 2000, but should have no effect on the payment of Basic Rent in those years.

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



EMPIRE STATE BUILDING ASSOCIATES
(Registrant)



By:  /s/ Stanley Katzman
	Stanley Katzman, Attorney-in-Fact*


Date: May      , 2000


		Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the undersigned as Attorney-in-Fact for each of the Partners in Registrant, pursuant to the Power, on behalf of Registrant on the date indicated.



By:  /s/ Stanley Katzman
	Stanley Katzman, Attorney-in-Fact*


Date: May      , 2000







__________________________
*	Mr. Katzman supervises accounting functions for Registrant.


EXHIBIT INDEX


Number				Document					Page*


3(a)   	Registrant's Partnership Agreement dated
July 11, 1961, filed as Exhibit No. 1 to
Registrant's Registration Statement on
Form S-1 as amended (the "Registration
Statement") by letter dated August 8, 1962 and assigned File No. 2-18741, is incorporated by reference as an exhibit hereto.

3(b)		Amended Business Certificate of
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