Form 10-Q
period 2000-06-30
EMPIRE STATE BUILDING ASSOCIATES
filed 2000-08-15
CIK 32776

FORM 10-Q

                   SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549



[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000

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



                 					PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

                      Empire State Building Associates
                        Condensed Statement of Income
                                 (Unaudited)

                         For the Three Months	        For the Six Months
                            Ended June 30,	             Ended June 30,
                           2000	       1999	            2000	      1999
Income:

	Rent income, from a
related party (Note B)	 $1,504,688	  $1,504,688	     $3,009,375	 $3,009,375
	Dividend income	           48,471	      30,410	        143,682	     77,568
                   					----------	  ----------	     ----------	 ----------
		Total income	         $1,553,159 	  1,535,098	     $3,153,057 	 3,086,943
                   					----------	  ----------	     ----------	 ----------
Expenses:

	Leasehold rent	           492,500	     492,500	        985,000	    985,000
	Supervisory services, to a
		related party (Note C)	   39,854	      39,854	         79,708	     79,708
	Amortization of leasehold  52,117	      52,117	        104,234	    104,234
	Miscellaneous	               -0-	         -0-	            -0-	        -0-
                   					----------	  ----------	     ----------	  ----------
		Total expenses	          584,471	     584,471	      1,168,942	  1,168,942
                   					----------  	----------	     ----------	  ----------
Net income	            	$  968,688  	$  950,627	     $1,984,115	 $1,918,001
                   					==========	  ==========	     ==========	 ==========
Earnings per $10,000
	Participation unit,
 based	on 3,300
 participation units
	outstanding during
 the year	               $  293.54 	$   288.07      	$   601.25 $   581.21
                   					==========	 ==========      	==========	==========

	Distributions per $10,000
		participation consisted
		of the following:
	Income	                	$  293.54 	$   288.07      	$   601.25 $   581.21
	Return of capital	           1.11	       6.58      	  1,994.16	    862.63
                   					----------	 ----------      	----------	----------
		Total distributions	   $  294.65  	$  294.65	      $ 2,595.41	$ 1,443.84
                   					==========	  ==========	    ===========	==========

	At June 30, 2000 and 1999, there were $33,000,000 of participations outstanding.


                        Empire State Building Associates
                             Condensed Balance Sheet
                                  (Unaudited)

Assets							                      June 30, 2000   December 31, 1999
Current assets
  Cash								                      $  328,530	        $   328,360
  Fidelity U.S. Treasury Income
  Portfolio	                         3,291,930	          9,209,075
  Prepaid rent		               					    23,831	             23,831
  Additional rent due from Empire State
    Building Company, a related party 			  -0-	        $   982,109
                           									----------	        -----------
		Total current assets			            3,644,291	         10,543,375
                           									----------	        -----------
Real Estate
  Leasehold on Empire State
  Building		                        39,000,000	         39,000,000
   Less, allowance for amortization	36,394,128	         36,289,894
               						               ---------- 	       -----------
                           									 2,605,872	          2,710,106
                           									----------	        -----------
		Total assets			                  	$6,250,163	        $13,253,481
                           									==========	        ===========

Current Liabilities:
  Accrued legal fees, to a related
    party						                   		$1,491,886	         $1,491,886
  Accrued supervisory services,
    to a related party					              -0-	              422,566
                           									----------         	----------
		Total current liabilities		       $1,491,886	         $1,914,452
                           									----------	         ----------

Capital
  Capital January 1,			           		11,339,029	          7,147,297
  Add, Net income:
   January 1, 2000 through
   June 30, 2000	                    1,984,115	              -0-
   January 1, 1999 through
   December 31, 1999	                    -0-	           10,901,065
                           									----------	         ----------
                       								    $13,323,144         $18,048,362
                           									----------	         ----------
Less, Distributions:
  Monthly distributions,
   January 1, 2000 through
   June 30, 2000	                    1,944,667                -0-
   January 1, 1999 through
   December 31, 1999	                    -0-	             3,889,333

                       Empire State Building Associates
                           Condensed Balance Sheet
                                (Unaudited)

(CONTINUED)


Additional distribution on 			       June 30, 2000   December 31, 1999
  February 29, 2000 of overage rent
  for the lease year ended
  December 31, 1999						                6,620,200	         -0-

Additional distribution on
  March 5, 1999 of overage rent
  for the lease year ended
  December 31, 1998				            		       -0-	          2,820,000
                               									----------	      ----------
Total distributions                					$8,564,867	      $6,709,333
                               									----------	      ----------

Capital
  June 30, 2000			                   			 4,758,277	           -0-
  December 31, 1999				             	       -0-	         11,339,029
                                								----------       ----------
	Total liabilities and capital:
 	  June 30, 2000					                  $6,250,163
	  December 31, 1999				               	==========      $13,253,481
                                                        	==========


                     Empire State Building Associates
                     Condensed Statement of Cash Flows
                                (Unaudited)

                              							 January 1, 2000	 January 1, 1999
                                   								through			      through
                                						  June 30, 2000	  June 30, 1999

Cash flows from operating activities:
Net income		                          				$1,984,115	   $  1,918,001
Adjustments to reconcile net income
  to cash provided by operating
  activities:
  Amortization of leasehold			               104,234		       104,234
Change in additional rent due			             982,109	    	   609,852
Change in accrued supervisory services	     (422,566)		     (180,000)
Change in accrued legal fees 			               -0-		          (8,125)
                               							     ----------		    ----------
	Net cash provided by operating
	  activities			                        		$2,647,892	     	$2,443,962
                                  			 					----------		    ----------
Cash flows from financing activities:
	Cash distributions			                   $(8,564,867)	    $(4,764,667)
                                   								----------	    	----------
	Net cash used in financing
	  activities 				                       $(8,564,867)     $(4,764,667)
                                    							----------		    ----------
	Net (decrease) in cash
       And cash equivalents	        	    $(5,916,975)	    $(2,320,705)

Cash and cash equivalents
  beginning of period		                    9,537,435	       5,235,381
                                   							----------		     ----------
Cash and cash equivalents
  end of period				                      	$3,620,460		     $2,914,676
                                  								==========		     ==========

Notes to Condensed Financial Statements (unaudited)

Note A Organization and basis of Presentation

		In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of Registrant as of June 30, 2000, its results of operations for the six and three months ended June 30, 2000 and 1999, its cash flows for the six months ended June 30, 2000 and 1999 and its changes in Partners' capital for the six months ended June 30, 2000.
Information included in the condensed balance sheet as of December 31, 1999 has been derived from the audited balance sheet included in Registrant's Form 10-K for the year ended December 31, 1999 (the "10-K") previously filed with the Securities and Exchange Commission (the "SEC"). Pursuant to rules and regulations of the SEC, certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from these financial statements unless significant changes have taken place since the end of the most recent fiscal year. Accordingly, these unaudited condensed financial statements should be read in conjunction with the financial statements, notes to financial statements and the other information in the 10-K. The results of operations for the six months ended June 30, 2000 are not necessarily indicative of the results to be expected for the full year.

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

Note C - Supervisory Services

		Registrant pays Supervisor for special services at hourly rates and for supervisory services and disbursements. The supervisory fees are $100,000 per annum (the "Basic Payment") plus an additional payment of 6% of all distributions to Participants in any year in excess of the amount representing a return of 9% per annum on their remaining original cash investment in any year ("Additional Payment").
At June 30, 2000 such remaining cash investment was $33,000,000, representing the original cash investment of the Participants in Registrant.

		No remuneration was paid during the six month period ended June 30, 2000 by Registrant to any of the Partners as such. Pursuant to the Fee arrangements described herein, Registrant paid Supervisor $50,000 of the Basic Payment for supervisory services for the six month period ended June 30, 2000 and $4,951 a month as the Additional Payment for supervisory services. The supervisory services include, among other items, the preparation of certain reports required by the Securities and Exchange Commission, the monitoring or coordination of certain other areas of legal compliance, the preparation of certain financial reports, as well as the supervision of accounting and other documentation related to the administration of Registrant's business.
See Item 7 hereof. Out of its fees, Supervisor paid all disbursements and costs of regular accounting services.

		Reference is made to Note B of this Item 1 ("Note B") for a description of the terms of the Sublease between Registrant and Sublessee. The respective interests of the Partners in Registrant and in Sublessee arise solely from ownership of their respective participations in Registrant and, in the case of Mr. Malkin, his family trusts' ownership of interests in Sublessee. The Partners receive no extra or special benefit not shared on a pro rata basis with all other Participants in Registrant or partners in Sublessee. However, each of the Partners, by reason of his respective interest in Supervisor, is entitled to receive his share of any fees or other remuneration paid to Supervisor for services rendered to Registrant and Sublessee.

		As of June 30, 2000 the Partners owned of record and beneficially an aggregate of $10,000 of participations in Registrant, representing less than 1% of the currently outstanding participations therein totaling $33,000,000.

		In addition, as of June 30, 2000 certain of the Partners (or their respective spouses) held additional Participations as follows:

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
Financial Condition and Results of Operations

		As stated in Note B, Registrant was organized for the purpose of acquiring the Master Lease of the Property subject to the Sublease. Basic Rent received by Registrant is used to pay annual rent due under the Master Lease and the Basic Payment and Additional Payment for supervisory services; the balance of such Basic Rent is distributed to the Participants. Overage Rent and any interest and dividends accumulated thereon are distributed to the Participants after the Additional Payment is made to Supervisor. See Note C of
Item 1 above. Pursuant to the Sublease, Sublessee has assumed responsibility for the condition, operation, repair, maintenance and management of the Property. Registrant is not required to maintain substantial reserves or otherwise maintain liquid assets to defray any operating expenses of the Property.

		Registrant does not pay dividends. During the six month period ended June 30, 2000 Registrant made regular monthly distributions of $98.21 for each $10,000 participation ($1,178.52 per annum for each $10,000 participation). There are no restrictions on Registrant's present or future ability to make distributions; however, the amount of such distributions, particularly distributions of Overage Rent, depends solely on the ability of Sublessee to make payments of Basic Rent and Overage Rent to Registrant in accordance with the terms of the Sublease. Registrant expects to make distributions in the future so long as it receives the payments provided for under the Sublease. See Note B.

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

		Total income increased for the six month period ended June 30, 2000 as compared with the six month period ended June 30, 1999.
Such increase resulted from an increase in dividend income earned on funds temporarily invested in Fidelity U.S. Treasury Income Portfolio. Total expenses remained the same for the six month period ended June
30, 2000 as compared with the six month period ended June 30, 1999.

		The State of New York has asserted utility tax deficiencies through December 31, 1992 in connection with water, steam and non-metered electricity rent inclusion charges to tenants, plus interest thereon. The Supreme Court, New York County, granted summary judgment in favor of the State, which was affirmed by the Appellate Division, holding that the State utility tax applies to such inclusion charges. Pursuant to the terms of the settlement agreement, Sublessee agreed to pay the State's assessed tax in the sum of $979,109, plus interest of approximately $605,000 through July 31, 1996. The State has agreed to payment of the aforesaid liability over a period of four years, commencing August, 1996, in equal monthly installments of $40,000, including interest on the unpaid balance at the statutory rate. The final payment was made in June 2000. The State had accepted a bond as security for the unpaid liability. Sublessee also is liable for New
York State Utility tax for periods after December 31, 1992. The State assessed tax for the years 1993 through 1995 in the sum of $243,270 plus interest of $126,653 through May 31, 2000.

		The City of New York had asserted a Utility Tax deficiency in the amount of $277,125 against Sublessee through December 31, 1994, in connection with water, steam and non-metered electricity rent inclusion charges to tenants, plus accrued interest of approximately $345,603 through April 30, 2000. Under a settlement proposed by New
York City for all taxpayers, Sublessee has settled all New York City utility taxes by agreeing to pay any tax due for only the year 1997.
The City has concluded its audit and determined that no additional tax is due for 1997. Accordingly, the prior assessment aggregating approximately $ 350,000, including interest through May 31, 2000, has been cancelled. In addition, no further tax will be assessed for the years 1995 through 1997. The imposition of both New York State and New York City utility taxes on landlords has been repealed effective
January 1, 1998.

                     Liquidity and Capital Resources

		There has been no significant change in Registrant's liquidity for the six month period ended June 30, 2000, as compared with the six month period ended June 30, 1999.

		Assuming that the Building continues to generate an annual net profit in future years comparable to that in the current year, Registrant anticipates that the value of the Building and the Property will exceed the indicated balance sheet value at June 30, 2000.

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

		The Property of Registrant is the subject of the following pending litigation:

		Studley v. Empire State Building Associates: On October 21, 1991, in an action entitled Studley v. Empire State Building
Associates et al., the holder of a $20,000 original participation in Registrant brought suit in New York Supreme Court, New York County against the Agents for Registrant (Peter L. Malkin, Donald A. Bettex and Alvin Silverman) in their individual capacities and Wien, Malkin & Bettex (currently "Wien & Malkin LLP"), Supervisor to Registrant. The suit claimed that the defendants had engaged in breaches of fiduciary duty and acts of self-dealing in relation to the Agents' solicitation of consents and authorizations from the participants in Registrant in September 1991 and in relation to other unrelated acts of the Agents and the sublessee. By order dated July 14, 1997, and entered July 29, 1997, the Court granted defendants' motion for summary judgment and dismissal of the action. The plaintiff filed an appeal with respect to the foregoing order. By decision and order entered April 2, 1998, the Appellate Court unanimously affirmed the order dismissing the action. The plaintiff has been denied permission to appeal to the New
York Court of Appeals. The plaintiff has filed a further Complaint alleging similar claims, purportedly as a class action. Defendants' counsel filed a motion to dismiss the new complaint based upon the Court's prior rulings and on other grounds. The Court granted the motion to dismiss the new complaint in its entirety. Plaintiff's appeal of the dismissal is pending.

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

		In May, 1995, Registrant and Sublessee filed a separate legal action ("Action No. 3") against Trump and various affiliated persons for breach of the master lease and sublease and disparagement of the property in violation of Registrant' and Sublessee's leasehold rights. The action was amended to include additional claims by Registrant and Sublessee (the "Ownership Claim") seeking a declaratory judgment that they may act as an owner of the Property for purposes of making applications and related activities pursuant to the New York City Building Code. By decision and order dated October 24, 1996, the Court sustained Registrant's and Sublessee's claims concerning the parties who may act as owner of the Property under the Building Code, but dismissed Registrant's and Sublessee's claims against Trump and co-defendants for money damages. Registrant and Sublessee appealed that portion of the Court's order dismissing their claims for money damages. The Appellate Court has affirmed that part of the Court's order dismissing the claims for money damages.

		By orders dated March 10 and December 16, 1999, the New York Supreme Court granted partial and then final summary judgement in Action Nos. 1 and 3 in favor of Registrant and the Sublessee and against the Trump defendants, rejecting all of the claims of default asserted by Trump and declaring that Registrant and the Sublessee were entitled to act as owner for Buildings Department purposes.

On June 6, 2000, the Appellate Division affirmed the lower court's summary judgement orders.

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

		In 1990, Sublessee commenced its latest improvement program which is estimated to be substantially completed in 2000 at a total cost in excess of $68,000,000. Under this program, approximately
6,400 windows have been replaced. In addition, the elevators have been upgraded through the installation of a computerized control system and replacement of all electrical and mechanical equipment.
The elevator modernization program has increased elevator speed from 800-950 feet per minute to 1200 feet per minute. Also included is waterproofing the Building's exterior, resetting and repairing the limestone facade, upgrading the Building's security system, upgrading and replacing the Building's fire safety system and making substantial further improvements to the air-conditioning, domestic pump and water systems, waterproofing the mooring mast and installing a new observation deck ticket office.

		The Sublessee anticipates that the costs of improvements to be incurred will reduce Overage Rent during the year 2000 but should have no effect on the payment of Basic Rent in those years.

		Under Sublessee's management, the Building during this decade has won six awards from the Building Owners and Management Association ("BOMA") (BOMA/NY Award 1989; BOMA Middle Atlantic Region Award 1990/91 and the BOMA International Award for excellence 1992/93). The New York Landmarks Conservancy awarded a Merit Citation to the Building. In 1994, Metaloptics recognized the Building for excellence in lighting efficiency. In December 1994, Energy User News, a national publication, awarded a Certificate of Merit in the lighting category for excellence and innovation in energy efficiency and management at the Building.

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


Date: August 14, 2000


		Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the undersigned as Attorney-in-Fact for each of the Partners in Registrant, pursuant to the Power, on behalf of Registrant on the date indicated.



By:  /s/ Stanley Katzman
	Stanley Katzman, Attorney-in-Fact*


Date: August 14, 2000







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