Form 10-K/A
period 1999-12-31
EMPIRE STATE BUILDING ASSOCIATES
filed 2000-09-22
CIK 32776

FORM 10-K/A
                SECURITIES AND EXCHANGE COMMISSION
                  Washington, D.C. 20549

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

An Exhibit Index is located on pages 47 through 48 of this report. Number of pages (including exhibits) in this filing: 48


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

        The financial statements, together with the accompanying report by, and the consent to the use thereof by J.H. Cohn LLP and McGrath, Doyle & Phair, immediately following, are being filed in response to this item.

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

Statement of Partners' Capital for the fiscal year ended December 31, 1998 (Exhibit C-2).

Statement of Partners' Capital for the fiscal year ended December 31, 1997 (Exhibit C-3).

Statements of Cash Flows for the fiscal years ended December 31, 1999, 1998, and 1997 (Exhibit D).

Notes to Financial Statements for the fiscal years ended December 31, 1999, 1998, and 1997.

Consent of McGrath, Doyle & Phair, Certified Public Accountnats, dated March 16, 2000.

Accountant's Comparative Combined Statement of Income (Subleasee) of McGrath, Doyle & Phair, Certified Public Accountants, dated March 16, 2000.

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
                                -35-

[LETTERHEAD OF MCGRATH, DOYLE & PHAIR
 CERTIFIED PUBLIC ACCOUNTANTS]





						March 16, 2000




Empire State Building Company
New York, N.Y.


We consent to the use of our independent accountants' report dated March 16, 2000 covering our audits of the Comparative Combined Statement of Income of Empire State Building and Observatory in connection with and as part of your December 31, 1999 annual report (Form 10-K) to the Securities and Exchange Commission.



                                  McGrath, Doyle & Phair

New York, N.Y.


                               -36-





[LETTERHEAD OF MCGRATH, DOYLE & PHAIR
 CERTIFIED PUBLIC ACCOUNTANTS]





Empire State Building Company
60 East 42nd Street
New York, NY  10165

	We have audited the accompanying Comparative Combined Statement of Income of Empire State Building and Observatory for the years ended December 31, 1999 and 1998 for the purpose of determining "Net Operating Profit" and "Overage Rent" as those terms are defined in Section 2.05 of Agreement of Sublease dated December 27, 1961. During the years ended December 31, 1999 and 1998, the entire building, with the exception of the Observatory, was operated by Empire State Building Company and the Observatory was operated by Empire State Building, Inc. The Combined Statement of Income is the responsibility of the management of Empire State Building Company and Empire State Building, Inc. Our responsibility is to express an opinion on the Combined Statement of Income based on our audit.

	We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the Combined Statement of Income is free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the statement.
An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the Combined Statement of Income. We believe that our audit provides a reasonable basis for our opinion.

	In our opinion, the accompanying Comparative Combined Statement of Income of Empire State Building and Observatory presents fairly, in all material respects, the Net Operating Profit and Overage Rent for the years ended December 31, 1999 and 1998, in conformity with Section 2.05 of the aforementioned Agreement dated December 27, 1961.

	As discussed in Note 2 to the Combined Statement of Income, the Empire State Building Company and other related parties have been named as defendants in legal actions. All defendants have denied all material allegations. It is not possible at this time to predict the outcome or range of potential loss, if any, which might result from those actions. No provision for any loss has been made in the accompanying Combined Statement of Income.

                                             McGrath, Doyle & Phair
New York, NY
March 16, 2000


                                -37-




                Empire State Building and Observatory
                COMPARATIVE COMBINED STATEMENT OF INCOME

                                                                     Increase
                                                1999       1998     (Decrease)
INCOME
 Rent, including electricity                $59,755,165 55,110,840  $4,644,325
 Observatory admissions                      18,420,734 17,803,746     616,988
 Other observatory income                     1,149,970  1,228,170     (78,200)
 Antenna rent                                 5,334,395  5,348,547     (14,152)
 Lease cancellation                                   0     19,184     (19,184)
 Percentage rent                                691,441    676,098      15,343
 Net credit on water charges (Note 4)                 0    366,094    (366,094)
 Other                                          840,707    739,511     101,196
 Total income                                86,192,412 81,292,190   4,900,222

OPERATING EXPENSES
 Rent                                         6,018,750  6,018,750           0
 Real estate taxes                           19,542,337 19,367,733     174,604
 Wages, contract cleaning and protection ser 12,625,802 12,386,259     239,543
 Electricity                                  5,101,519  4,857,861     243,658
 Tenants' and building alterations, repairs  10,555,096 11,157,243    (602,147)
 Management fees and leasing commissions      2,872,316  3,252,369    (380,053)
 Observatory:
  Wages                                       1,863,183  1,786,158      77,025
  Contracted  labor                           2,179,869  2,212,386     (32,517)
  Advertising and public relations              187,103    379,065    (191,962)
  Payroll taxes and other labor cost            656,856    656,879         (23)
  Other taxes and expenses                      188,767    247,833     (59,066)
 Steam                                        1,172,078  1,205,017     (32,939)
 Professional fees (Note 1)                   1,423,216  2,474,890  (1,051,674)
 Payroll taxes and other labor costs          3,560,811  2,980,013     580,798
 Insurance                                      334,288    540,241    (205,953)
 Water (Note 4)                                 453,032          0     453,032
 Rubbish removal                                189,003    399,546    (210,543)
 Advertising                                    430,427    339,632      90,795
 Telephone                                       56,730     84,702     (27,972)
 Sprinkler alarm service                        102,558     63,618      38,940
 Directory service                               17,235      9,219       8,016
 Interest on NYS utility tax (Note 3)            50,192    340,453    (290,261)
 Utility taxes (Note 3)                               0    968,729    (968,729)
 Paging and other intercommunication            110,028     86,578      23,450
 Dues                                            44,478     35,403       9,075
 Licenses and permits                                 0      4,372      (4,372)
 Other expenses                                 292,520    217,537      74,983
 Total expenses before overage rent          70,028,194 72,072,486  (2,044,292)

NET OPERATING PROFIT                        $16,164,218 $9,219,704  $6,944,514

OVERAGE RENT, 50% OF NET OPERATING PROFIT
 IN EXCESS OF $1,000,000                     $7,582,109 $4,109,852  $3,472,257
                                  -38-

                  Empire State Building and Observatory
                  NOTES TO COMBINED STATEMENT OF INCOME

NOTE

1. Professional fees include payments to Wien & Malkin LLP. A partner in Wien & Malkin LLP is a partner in Company.

2.    Litigation
(a) On October 21, 1991, Julien J. Studley ("Studley"), the holder of a $20,000 original participation in Empire State Building Associates ("Associates"), the master lessee of the Empire State Building, brought suit against the Agents for Associates (Peter L. Malkin, Donald A. Bettex and Alvin Silverman); Company; Harry B. Helmsley, a partner in Company; and Wien, Malkin & Bettex, supervisor to Associates. The suit claimed that the defendants have engaged in breaches of fiduciary duty and acts of self-dealing in relation to the Agents' solicitation of consents and authorizations of the Participants in Associates in September, 1991, and in relation to other unrelated acts of the Agents and the Sublessee. The suit is styled as a class action, but the Court was not asked to grant class certification. The suit seeks relief including an injunction and an accounting. In 1994, the action was dismissed against Company and Mr. Helmsley. In 1995, the plaintiff amended the complaint to allege, amongst other things, the underpayment by Company of overage rent due to Associates. In June 1996, plaintiff applied for partial summary judgment. In September 1996, defendants applied for summary judgment and dismissal of the action in its entirety. By order and decision dated July 14, 1997, the Court denied the plaintiff's motion for partial summary judgment, granted the defendants' motion for summary judgment, and dismissed the action. The plaintiff filed an appeal with respect to the foregoing order. By decision and order entered April 2, 1998, the Appellate Division of the Supreme Court unanimously affirmed the order dismissing the action. The plaintiff has applied for permission to appeal the Appellate Division's determination to the New York Court of Appeals, and that application has been denied by both the Appellate Division and the Court of Appeals. The plaintiff has filed a new complaint, which alleges claims similar to those asserted in the previously dismissed complaint. The defendants have applied for dismissal of the new complaint based on the prior dismissal orders and on other grounds. In April 1999, the Court granted defendants motion to dismiss the complaint. In May 1999, the plaintiff filed a Notice of Appeal.
It is not possible at this time to predict the outcome or range of potential loss, if any, which results from this action. No provision for any liability that may result upon adjudication has been made in the accompanying financial statements.

(b) In December 1994, Empire State Building Associates ("Associates") received a notice of default ("Notice I") from Trump Empire State Partners ("Trump"). The Trump default notice to Associates claims that Associates is in violation of its master lease because of extensive work Company has undertaken as part of an improvement program that commenced before Trump reportedly acquired its interest in the property in 1994. Trump's notice also complains that the building is in need of repairs.



                                 -39-


                Empire State Building and Observatory
                NOTES TO COMBINED STATEMENT OF INCOME


2.    Litigation - Continued

On February 14, 1995, Associates and Company filed an action in the New York State Supreme Court against Trump for a declaratory judgment that none of the matters set forth in the notice of default constitutes a violation of the master lease or sublease, and that the notice of default is without merit. Associates' and Company's suit also seeks an injunction to prevent Trump from implementing the notice of default.

On March 24, 1995, the New York State Supreme Court, in the foregoing action, granted Associates a preliminary injunction against Trump. Trump, thereafter, served two additional default notices ("Notices II and III") for which the Court had granted additional injunctions against Trump.

The injunctions prohibit Trump from acting on its notices of default to Associates, at any time, pending the prosecution of claims by Associates and Company for a final judgment granting a permanent injunction and other relief against the Trump defendants. On April 8, 1996, the Court granted Associates additional injunctions against Trump, which further prohibit Trump from seeking to terminate Associates' Master Lease. On August 19, 1996, the Court denied a motion by Trump to set aside the injunction granted in favor of Associates and against Trump on March 24, 1995. The Court has directed the parties in the foregoing action to proceed with pretrial discovery. Trump has appealed the Court's injunction orders, and the Appellate Court has unanimously affirmed the appealed orders.

On February 15, 1995, Trump filed an action against Associates, Company, Wien
& Malkin LLP, Harry B. Helmsley, Helmsley Spear, Inc. (the management company of the Building engaged by Company), and the Partners, in New York State Supreme Court, alleging that the notice of default is valid and seeking damages and related relief based thereon. On October 24, 1996, the Court dismissed all of Trump's claims in their entirety as against Associates and all other defendants in the foregoing action. Trump appealed this ruling and the Appellate Court unanimously affirmed dismissal of Trump's claims.

In May 1995, Associates and Company filed a separate legal action against Trump and various affiliated persons for breach of the Master Lease and Sublease and for disparagement of the property in violation of Associates' and Company's leasehold rights. The action was amended to include additional claims by Associates and Company seeking a declaratory judgment that they may act as an owner of the Property for purposes of making applications and related activities pursuant to the New York City Building Code. Trump moved to dismiss the claims concerning the Building Code. By decision and order of October 24, 1996, the Court rejected Trump's motion and sustained Associates' and Company's claims concerning the parties who may act as owner of the Property under the Building Code. The Court directed that the claims should proceed to trial. At the same time, the Court dismissed Associates' and Company's claims against Trump and co-defendants for money damages. The Appellate Court has affirmed that portion of the Court's order dismissing the claims for money damages.

                                 -40-


Empire State Building and Observatory
NOTES TO COMBINED STATEMENT OF INCOME


2.    Litigation - Continued

On June 5, 1998, Associates and Company filed a motion for summary judgment against Trump and various affiliates that they may act as owner of the Property in dealing with the New York City Department of Buildings.

In a decision and order dated March 10, 1999, the court awarded partial summary judgment to Associates and Company in the action, declaring that Notices II and III were invalid and of no force and effect, and further declaring that there was no legal or factual basis for many of the defaults alleged in Notice I.
The court also stated that Trump appeared to concede that many of the remaining defaults alleged in Notice I had been corrected, and that Trump would be permitted to inspect the Building within 30 days of the date of the order to determine whether these claimed violations had in fact been corrected. Finally, the court directed Trump to notify plaintiffs, within 30 days of the completion of its inspection, as to which defaults it claims still exist, and the court granted plaintiffs' permission to renew their motion for summary judgment with respect to any such remaining claims of default within 30 days of the receipt of Trump's notice. Plaintiffs intend to challenge any such claims of default by Trump and, if appropriate, to renew their motion for summary judgment.

In its March 10, 1999 decision and order, the Court also awarded summary judgment to Associates in the Companion Action, declaring that Associates is entitled to act as "owner" of the Building for purposes of dealing with the Buildings Department and enjoining Trump from interfering with such right.

On December 16, 1999, the New York State Supreme Court dismissed entirely the attempt by Trump to terminate the leasehold. The dismissal order was entered on January 12, 2000. Trump has appealed the Supreme Court's decision.

In connection with the Studley and Trump litigations, Associates may be entitled to reimbursement of its legal and accounting expenses from Company. Through December 31, 1999, such legal and accounting expenses in connection with the Studley suit have amounted to $1,179,714, of which $867,410 has been advanced by Wien & Malkin LLP (a related party) to third-party professional firms, and $312,304 represents accumulated professional time of Wien & Malkin LLP. In addition, through December 31, 1999 the accrual for accumulated professional time by Wien & Malkin LLP amounted to $312,172 in connection with the Trump suits. Substantial additional legal and accounting costs may be incurred in both cases.

The determination of the allocable share of the net legal and accounting costs and disbursements chargeable to Company involve complex issues of fact and law. Because of uncertainties concerning these issues, an amount for professional fees payable by Company cannot be estimated, and therefore, have not been provided for. Resolutions unfavorable to Company could result in material liabilities and charges which have not been reflected in the accompanying financial statements.
                                 -41-


                Empire State Building and Observatory
                NOTES TO COMBINED STATEMENT OF INCOME


2.    Litigation - Continued

(c) Company is a defendant in an action instituted in the Supreme Court of the State of New York, County of New York, entitled Robert D. Gould P.C. v. Empire State Building Company, et al. This lawsuit, which is brought by a tenant in the building, seeks $5,000,000 in damages for an alleged breach of lease and tortious conduct. The Supreme Court entered an order precluding plaintiff from proving damages by reason of its failure to serve an adequate bill of particulars. Plaintiff's motion to vacate the order of preclusion was denied, and its time to appeal from the order of preclusion expired. The action has been transferred to the New York City Civil Court. Plaintiff has taken no step to prosecute the case subsequent to the transfer. The case has been dormant since 1996.

(d) Company is a defendant in an action pending in the United States District Court for the Southern District of New York, entitled R. Gene Smith and Turbo Vision Limited Partnership vs. Neil H. Kessner, Richard C. O'Conor, Neil H. Kessner and Associates, Steven M. Durels, The Empire State Building Company and Stephen A. Tole. This lawsuit, which is brought by the principals of a tenant in the Empire State Building, alleges various claims for damages against the six named defendants in connection with plaintiffs' alleged construction and operation of an entertainment facility in the building. As against the Company, plaintiffs allege fraudulent inducement in connection with matters pertaining to the making of a lease agreement in connection with the foregoing entertainment facility, and to the construction and operation of the foregoing entertainment facility; and breach of the covenant of quiet enjoyment contained in the lease, which was entered into in connection with the foregoing entertainment facility. Plaintiffs allege that they expended funds and incurred future liabilities in connection with the construction and operation of the foregoing entertainment facility, and on each of their claims against the Company, plaintiffs allege damages in an amount not less than $5,000,000 and punitive damages in an amount not less that $10,000,000 (together with interest, attorney's fees, and the costs and disbursements of the action).

The Company has denied the material allegations of the complaint against it and has asserted various affirmative defenses. The Company has also asserted a cross-claim against defendant Stephen A. Tole for indemnification and/or contribution for the entire amount of any damages awarded in plaintiffs' favor against the Company, as well as a cross-claim against defendants Tole, Neil H. Kessner, Richard C. O'Conor, Steven M. Durels and Neil H. Kessner and Associates, jointly and severally, for contribution and/or indemnification for part or all of any such damages. The Company has furthermore filed a third-party complaint against Helmsley-Spear, Inc., as an agent of the Company and the employer of defendant Tole, asserting claims for indemnification, contribution and/or respondeat superior for the entire amount, or part thereof, of any damages awarded in plaintiffs' favor against the Company. The co-defendants and the third-party defendant have denied the material allegations of the cross-claims and third-party complaint.

By a Stipulation and Order of Dismissal filed April 10, 1998, the Federal Court Action was dismissed, without prejudice, as against Company. (Because of that dismissal, certain cross-claims and a third-party complaint asserted by Company were also dismissed without prejudice.) Accordingly, the Federal Court Action is no longer pending against Company.
                                 -42-


                Empire State Building and Observatory
                NOTES TO COMBINED STATEMENT OF INCOME


2.    Litigation - Continued

On April 23, 1998, certain of the plaintiffs in the Federal Court Action (together with other parties) filed a new complaint in New York State court against Company, which was principally the same as the complaint originally filed in the Federal Court Action. Plaintiffs never served that state court complaint on Company and have not prosecuted that action.

In August 1999, Company moved to dismiss the complaint as against it in its entirety. By order dated November 9, 1999, the Supreme Court granted Company's motion and dismissed the complaint. On December 8, 1999, plaintiffs filed a Notice of Appeal of the dismissal order.

The Company intends, and has begun, to defend the action vigorously. The action is presently at a discovery stage, and counsel is not able to express an opinion as to the likely outcome or to estimate amounts or a range of potential losses or gains.

(e)	Company is a defendant in an action instituted in the Supreme Court of the State of New York, County of New York, entitled New York Skyline Inc. v. Empire State Building Company, Empire State Building Associates, Neil H. Kessner, Helmsley-Spear, Inc. and Stephen A. Tole. This lawsuit which is brought by a tenant in the building and commenced on December 23, 1997 seeks at least $205,000,000 in damages. In its complaint, plaintiff-tenant asserts thirteen causes of action (twelve of which are against the Company) in connection with its leases and license agreements of space in the Building and alleges that it is entitled to, among other things, specific performance as to its alleged rights under its leases and licensing agreements with the Company, a declaratory judgment as to the rights of the parties under the leases and licensing agreements as well as any monies allegedly due plaintiff under those agreements, as well as injunctive relief and additional money damages.

On or about February 5, 1998, plaintiff served an amended complaint which, among other things, added Kessner & Cyruli, f/n/a Neil H. Kessner & Associates, former landlord-tenant counsel for the building, and Eileen Aluska, a former Helmsley-Spear, Inc. employee and Peter L. Malkin, as third party-defendants. The amended complaint asserted eleven causes of action against the Company, similar to those asserted in the original complaint.


By order and decision dated April 3, 1998 (the "April 3, 1998 Order"), the Court granted plaintiff a Yellowstone injunction on the condition that plaintiff pay $878,000 in back rent to the Company and ordered that a hearing be held to determine the amount due on disputed rent and license fees. Plaintiff made timely payment of the $878,000 to the Company. The hearing to determine the amount due on disputed rent and license fees has not yet been held.

On March 16, 1998 the Company moved to dismiss the second, third, fifth, sixth, eighth, ninth and eleventh causes of action with respect to the amended complaint. By decision and order dated February 25, 1999, the Court granted the Company's motion to dismiss the second, fifth, sixth, eighth, ninth and eleventh causes of action, and denied the Company's motion to dismiss the third cause of action.
                                -43-

                Empire State Building and Observatory
                NOTES TO COMBINED STATEMENT OF INCOME



2.    Litigation - Continued

By order to show cause dated December 22, 1998, plaintiff moved for a temporary restraining order and preliminary injunction preventing the Company from seeking to enforce a Notice of Default that the Company had served on plaintiff with respect to certain space leased to plaintiff under the lease dated as of March 1996 covering Rooms 209-214, 233-250 and 340-346 in the Building. The Company has opposed the motion and oral argument on the motion has not yet taken place.


Company and plaintiff entered into a settlement agreement (the "Settlement Agreement") dated as of December 30, 1999. Pursuant to the Settlement Agreement, the parties entered into a stipulation dismissing with prejudice the plaintiff's action against Company and all of the other defendants.

Under the Settlement Agreement, plaintiff and each of the defendants in the Action exchanged mutual general releases. In particular, the release from Company released plaintiff from, among other things, "any and all claims for rent, additional rent and/or license fees due through December 1999 under [Skyline's] leases and license agreements with Company". The amount Company claimed was owed from plaintiff through December 1999 exceeded $1.5 million. The Company release to plaintiff does not cover plaintiff 's rent and license obligations on a going forward basis under plaintiff 's remaining leases and license agreement with Company. Those obligations continue.

Simultaneously with entering into the Settlement Agreement, Company and plaintiff entered into a Surrender Agreement (dated as of December 30, 1999) pursuant to which plaintiff surrendered to Company space it had leased on the 2nd and 3rd floor of the Empire State Building under a lease running through July 2016.

As a further part of the Settlement Agreement, Company and plaintiff entered into a Second Modification of License Agreement which changed certain of the parties' obligations to each other under the existing license agreement and may, under certain circumstances, lead to additional license fees being paid to Company.

Finally, as part of the Settlement Agreement, Company and plaintiff entered into a Third Amendment of Lease which changed an additional rent escalation clause from an operating expense calculation to one using the Consumer Price Index.

                               -44-


                Empire State Building and Observatory
                NOTES TO COMBINED STATEMENT OF INCOME



2.    Litigation - Continued

(f)	Company is a defendant in an action instituted in the Supreme Court of the State of New York, County of New York, entitled Magnifique Parfumes And Cosmetics, Inc. d/b/a Perfumania v. Empire State Building Inc.

This is an action commenced on or about October 15, 1998 against Company (incorrectly named in the action as "Empire State Building, Inc.").

This lawsuit which is brought by a tenant in the building seeks at least $700,000 in damages. In its complaint, plaintiff-tenant alleges that the Company breached its lease with plaintiff by, among other things, charging plaintiff for electricity on a submetering basis at a rate which far exceeds the rate permissable under the lease.

On or about February 2, 1999, the Company served an answer to the complaint. The answer denied the material allegations of the complaint and asserted eight affirmative defenses.

On or about February 22, 1999, the Company served an amended answer and counterclaim. The amended answer denied the material allegations of the complaint and asserted nine affirmative defenses.

The counterclaim against plaintiff and Perfumania, Inc. (as guarantor) alleges that plaintiff breached certain obligations under the lease to pay certain rent, electricity and operating expense charges and owes the Company $37,312.11 in arrears under the lease.

The Company intends to contest the case vigorously.

(g)	Company is a defendant in an action instituted in the Supreme Court of the State of New York, County of New York, entitled Duane Reade v. Walgreen Co. and Empire State Building. This is an action which is brought by a tenant in the building and commenced on February 14, 2000.

Plaintiff alleges, among other things, that Company misled plaintiff in negotiations for a renewal of its current lease that expires on April 30, 2000, and wrongfully entered into a lease with Walgreen for the space currently occupied by plaintiff.

The complaint seeks no money damages, but instead seeks a judgment declaring that the lease between Walgreen and Company be deemed a renewal of the lease between Company and plaintiff, and that plaintiff be substituted for Walgreen as the tenant under the Walgreen lease. Alternatively, the complaint seeks a judgment declaring that the Walgreen lease is a graft upon plaintiff's existing lease for it's use and benefit and that plaintiff have all rights of the tenant under the Walgreen lease.

Company's time to move or answer in response to the complaint has been extended by written stipulation to March 20, 2000. Company intends to contest the case vigorously.
                                 -45-


                Empire State Building and Observatory
                NOTES TO COMBINED STATEMENT OF INCOME

NOTE
3.    Liabilities

The State of New York has asserted utility tax deficiencies of $1,528,816 through December 31, 1992 in connection with water, steam and non-metered electricity rent inclusion charges to tenants, plus estimated accrued interest of $797,713.

The Supreme Court, New York County granted summary judgment in favor of the State, holding that the State utility tax applies to such rent inclusion charges. The ruling was affirmed by the Appellate Division. Company sought permission to appeal the Appellate Division's decision and order to the Court of Appeals. The Court of Appeals denied Company's motion. In May, 1996,
Company entered into a settlement agreement with the State. Pursuant to the terms of the settlement agreement, Company agreed to pay the State $979,109, plus interest of approximately $605,000 through July 31, 1996. The State has agreed to payment of the aforesaid liability over a period of four years, commencing August, 1996, in equal monthly installments of $40,000, including interest on the unpaid balance at the statutory rate. Installment payments to the State of $40,000 per month have been made by Company commencing on August
1, 1996. Company also is liable for New York State Utility Tax for periods after December 31, 1992. The state has asserted tax for the years 1993 through 1995, in the sum of $243,270 plus interest of $114,918 through December 31, 1999. Company is currently negotiating a payment schedule for the aforesaid liability. It is anticipated that New York State will seek to impose liability on Company for state utility tax for periods after December 31, 1995 through December 31, 1997. The amount of such additional tax has yet to be determined. The imposition of both New York State and New York City utility taxes on non-metered electricity rent inclusion charges was repealed effective January 1, 1998.

The City of New York has asserted a utility tax deficiency in the amount of $277,125 against Company, through December 31, 1994, in connection with water, steam and non-metered electricity rent inclusion charges to tenants, plus accrued interest of approximately $315,610 through December 31, 1999. Company is contesting the calculation of the City's proposed utility tax deficiency before the New York City Tax Appeals Tribunal. The final outcome of Company's appeal cannot presently be determined. Under a settlement proposed by New York City for all taxpayers, Company will settle utility taxes for all open years by paying the tax for only the year 1997, the determination of which is pending.

Wien & Malkin LLP and Peter L. Malkin are engaged in a dispute with Helmsley Spear, Inc. concerning the management, leasing and supervision of the Company's property. In this connection, certain legal and professional fees and other expenses have been paid and incurred and additional costs are expected to be incurred. The Company's allocable share of such costs is as yet undetermined. Accordingly, the Company has not provided for the expense and related liability with respect to such cost in these financial statements.

4.    Net credit re water charges

Prior to 1998, The City of New York had rendered estimated water charges for approximately one and one-half years because it had not read the various water meters. During 1997, Company had received charges which were in excess of previously rendered charges and Company then retained a water consultant.
The consultant determined that Company had been overcharged in prior years; accordingly, the City of New York rendered credits, attributable to prior years, which exceed the 1998 water expense.


                                -46-

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

                                -47-

        10(e) Modification and Extension Agreement, dated October 26, 1964 between The Bowery Savings Bank and Celeritas Realty Corp., filed by letter dated March 31, 1981 (Commission File No. 0-827) as Exhibit 10(e) to Registrant's Form 10-K for the fiscal year ended December 31, 1980, is incorporated by reference as an exhibit hereto.

        13(a) Letter to Participants dated April 10, 2000 and supplementary financial reports for the fiscal year ended December 31, 1999. The foregoing material shall not be deemed "filed" with the Commission or otherwise subject to the liabilities of Section 18 of the Securities Exchange Act of 1934 and is incorporated by reference as an exhibit hereto.

        24 Powers of Attorney dated August 6,1996 and May 14, 1998, between the Partners of Registrant and Richard A. Shapiro and Stanley Katzman, filed as Exhibit 24 to Registrant's 10-Q for the quarter ended March 31, 1998 and is incorporated by reference as an exhibit hereto.

        27 Financial Data Schedule of Registrant for the fiscal year ended December 31, 1999, filed as Exhibit 27 to Registrant's Form 10-K for the fiscal year ended December 31, 1999, is incorporation by reference as an exhibit hereto.

















____________________________________________
*	Page references are based on sequential numbering system.
                                -48-