Form 10-Q
period 2000-09-30
EMPIRE STATE BUILDING ASSOCIATES
filed 2000-11-22
CIK 32776

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549



[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000

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


An Exhibit Index is located on Page 18 of this Report.
Number of pages (including exhibits) in this filing: 18



					PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

	Empire State Building Associates
	Condensed Statements of Income
	(Unaudited)

					For the Three Months	For the Nine Months
					Ended September 30,		Ended September 30,
						2000        1999		 2000        1999
Income:

  Rent income, from a
	 related party (Note B) $1,504,688  $1,504,688	$4,514,063  $4,514,063
  Dividend income			   52,024  	31,990	   195,705     109,558
						---------  ----------	----------  ----------
		   Total income     1,556,712   1,536,678	 4,709,768   4,623,621
					    ----------  ----------	----------  ----------
Expenses:

	Leasehold rent			  492,500	    492,500	 1,477,500   1,477,500
	Supervisory services, to
	  a related party (Note C)  39,854	     39,854	   119,563     119,563
	Amortization of leasehold   52,117	     52,117	   156,351     156,351
	Legal Fees			      -0-	     44,363	       -0-      44,363
						---------	  ---------	----------  ----------
		Total expenses		  584,471	    628,834	 1,753,414   1,797,777
						---------	  ---------	----------  ----------
Net income				$ 972,241	  $ 907,844	$2,956,354  $2,825,844
						=========	  =========	==========  ==========
Earnings per $10,000
	participation unit,
	based on 3,300 participation
	units outstanding
	during the year		$  294.62	  $  275.10	$   895.86  $   856.32
						=========	  =========	==========  ==========

	Distributions per $10,000
	  participation consisted
	  of the following:
	Income				$  294.62	  $  275.10	$   895.86  $   856.32
	Return of capital		      .03	      19.55	  1,994.20      882.17
						---------	  ---------	----------  ----------
		Total distributions	$  294.65	  $  294.65    $ 2,890.06  $ 1,738.49
						=========	  =========	==========  ==========

	At September 30, 2000 and 1999, there were $33,000,000 of participations outstanding.




Empire State Building Associates
Condensed Balance Sheets
(Unaudited)

Assets						  September 30, 2000   December 31, 1999
Current assets
  Cash								$  328,530	$   328,360
  Fidelity U.S. Treasury Income Portfolio	 3,343,953	  9,209,075
  Prepaid rent							    23,831	     23,831
  Additional rent due from Empire State
    Building Company, a related party 			  -0-	    982,109
									----------	-----------
		Total current Assets			$3,696,314	$10,543,375

Real Estate
  Leasehold on Empire State Building		39,000,000	 39,000,000
  Less, allowance for amortization			36,446,245	 36,289,894
									----------	-----------
									 2,553,755	  2,710,106
									----------	-----------
		Total Assets					$6,250,069	$13,253,481
									==========	===========
Current Liabilities:
  Accrued legal fees, to a
    related party        				$1,491,886	 $1,491,886
  Accrued supervisory services,
    to a related party        			       -0-	    422,566
									----------	----------
		Total Liabilities				$1,491,886	 $1,914,452
									----------	----------
Capital
Capital January 1,						11,339,029	  7,147,297
Add, Net income:
 January 1, 2000 through September 30, 2000	 2,956,354	        -0-
 January 1, 1999 through December 31, 1999	       -0-	 10,901,065
									----------	----------
                         			    $14,295,383     $18,048,362
                                             ----------    -----------
Less, Distributions:
Monthly distributions,
  January 1, 2000 through September 30, 2000	 2,917,000	        -0-
  January 1, 1999 through December 31, 1999	       -0-	  3,889,333
Additional Distribution on February 29, 2000
  of overage rent for the lease year
  ended December 31, 1999				 6,620,200	        -0-
Additional Distribution on March 5, 1999
  of overage rent for the lease year
  ended December 31, 1998				       -0-	  2,820,000
									----------	 ----------
	Total distributions					$9,537,200	 $6,709,333
									----------	 ----------






Empire State Building Associates
Condensed Balance Sheets
(cont.)
(Unaudited)



                                     September 30, 2000   December 31, 1999
 Capital
   September 30, 2000                         4,758,183             -0-
   December 31, 1999                                -0-      11,339,029
                                             ----------	----------
	Total Liabilities and Capital:
       September 30, 2000				$6,250,069
       December 31, 1999	                     =========     $13,253,481
                                                             ==========



Empire State Building Associates
Statement of Cash Flows
(Unaudited)

						   January 1, 2000	   January 1, 1999
					            through			   through
						  September 30, 2000  September 30, 1999

Cash flows from operating
  activities:
	Net income					$2,956,354		$2,825,844
	Adjustments to reconcile
	  net income to cash provided
	  by operating activities:
	Amortization of leasehold		   156,351		   156,351
	Change in additional rent due		   982,109		   609,852
	Change in accrued
	  supervisory services			  (422,566)           (180,000)
	Change in accrued legal fees		       -0-		    (8,125)
							     ----------		----------
	Net cash provided by operating
	  activities					$3,672,248		$3,403,922
								----------		----------
Cash flows from financing activities:
	Cash distributions				(9,537,200)	     (5,737,000)
								----------		----------
	Net cash used in financing
	  activities 					(9,537,200)	     (5,737,000)
								----------		----------
	Net decrease in cash
	  and cash equivalents            $(5,864,952)	    $(2,333,078)

Cash and cash equivalents
  beginning of period				 9,537,435		 5,235,381
								----------		----------
Cash and cash equivalents
  end of period					$3,672,483		$2,902,303
								==========		==========


Notes to Condensed Financial Statements (unaudited)

Note A - Basis of Presentation

		In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of Registrant as of September 30, 2000, its results of operations for the nine and three months ended September 30, 2000 and 1999, its cash flows for the nine months ended September 30, 2000 and 1999 and its changes in Partners' capital for the nine months ended September 30, 2000. Information included in the condensed balance sheet as of December 31, 1999 has been derived from the audited balance sheet included in Registrant's Form 10-K for the year ended December 31, 1999 (the "10-K") previously filed with the Securities and Exchange Commission (the "SEC"). Pursuant to rules and regulations of the SEC, certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from these financial statements unless significant changes have taken place since the end of the most recent fiscal year. Accordingly, these unaudited condensed financial statements should be read in conjunction with the financial statements, notes to financial statements and the other information in the 10-K. The results of operations for the nine months ended September 30, 2000 are not necessarily indicative of the results to be expected for the full year.

Note B - Interim Period Reporting


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

Note C - Supervisory Services

		Registrant pays Supervisor for special services at hourly rates and for supervisory services and disbursements. The supervisory fees are $100,000 per annum (the "Basic Payment") plus an additional payment of 6% of all distributions to Participants in any year in excess of the amount representing a return of 9% per annum on their remaining original cash investment in any year ("Additional Payment"). At September 30, 2000, such remaining cash investment was $33,000,000, representing the original cash investment of the Participants in Registrant.

		No remuneration was paid during the nine month period ended September 30, 2000 by Registrant to any of the Partners as such. Pursuant to the Fee arrangements described herein, Registrant paid Supervisor $75,000 of the Basic Payment for supervisory services for the nine month period ended September 30, 2000, and $4,951 a month as the Additional Payment for supervisory services.

          The supervisory services provided to Registrant by Supervisor include real estate supervisory, legal, administrative and financial services. The services include, but are not limited to providing or coordinating with counsel to Registrant, maintaining all of its partnership and Participant records, performing physical inspections of the Building, reviewing insurance coverage and conducting annual partnership meetings. Financial services include monthly receipt of rent from Net Lessee, payment of monthly and additional distributions to the Participants, payment of all other disbursements, confirmation of the payment of real estate taxes, and active review of financial statements submitted to Registrant by Net Lessee and financial statements audited by and tax information prepared by Registrant's independent certified public accountant, and distribution of such materials to the Participants. Supervisor also prepares quarterly, annual and other periodic filings with the Securities and Exchange Commission and applicable state authorities.

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

		As of September 30, 2000, the Partners owned of record and beneficially an aggregate of $10,000 of participations in Registrant, representing less than 1% of the currently outstanding participations therein totaling $33,000,000.

		In addition, as of September 30, 2000 certain of the Partners (or their respective spouses) held additional Participations as follows:

Entities for the benefit of members of Peter L. Malkin's family owned of record and beneficially $546,250 of Participations. Mr. Malkin disclaims any beneficial ownership of such Participations, except that related Trusts are required to complete scheduled payments to Mr. Malkin.

Peter L. Malkin owned of record as trustee or co-trustee, but not beneficially, $255,000 of Participations. Mr. Malkin disclaims any beneficial ownership of such Participations.

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

		Registrant does not pay dividends. During the nine month period ended September 30, 2000, Registrant made regular monthly distributions of $98.21 for each $10,000 participation ($1,178.52 per annum for each $10,000 participation). There are no restrictions on Registrant's present or future ability to make distributions; however, the amount of such distributions, particularly distributions of Overage Rent, depends solely on the ability of Sublessee to make payments of Basic Rent and Overage Rent to Registrant in accordance with the terms of the Sublease. Registrant expects to make distributions in the future so long as it receives the payments provided for under the Sublease. See Note B.

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

		Total income increased for the nine month period ended September 30, 2000 as compared with the nine month period ended September 30, 1999.
Such increase resulted from an increase in dividend income earned on funds temporarily invested in Fidelity U.S. Treasury Income Portfolio. Total expenses decreased for the nine month period ended September 30, 2000 as compared with the nine month period ended September 30, 1999. Such decrease resulted from legal fees being incurred during the nine month period ended September 30, 1999.

		The State of New York had asserted utility tax deficiencies through December 31, 1992 in connection with water, steam and non-metered electricity rent inclusion charges to tenants, plus interest thereon. The Supreme Court, New York County, granted summary judgment in favor of the State, which was affirmed by the Appellate Division, holding that the State utility tax applies to such inclusion charges. Pursuant to the terms of the settlement agreement, Sublessee agreed to pay the State's assessed tax in the sum of $979,109, plus interest of approximately $605,000 through July 31, 1996. The State agreed to payment of the aforesaid liability over a period of four years, commencing August 1996, in equal monthly installments of $40,000, including interest on the unpaid balance at the statutory rate. The final payment was made in June 2000. The State had accepted a bond as security for the unpaid liability. Sublessee also is liable for New York State Utility tax for periods after December 31, 1992. The State assessed tax for the years 1993 through 1995, in the sum of $243,270 plus interest of $126,653 through May 31, 2000.

		The City of New York had asserted a Utility Tax deficiency in the amount of $277,125 against Sublessee through December 31, 1994, in connection with water, steam and non-metered electricity rent inclusion charges to tenants, plus accrued interest of approximately $345,603 through April 30, 2000. Under a settlement proposed by New York City for all taxpayers, Sublessee has settled all New York City utility taxes by agreeing to pay any tax due for only the year 1997.The city has concluded its audit and determined that no additional tax is due for 1997. Accordingly, the prior assessment aggregating approximately $ 350,000, including interest through May 31, 2000, has been cancelled. In addition, no further tax will be assessed for the years 1995 through 1997. The imposition of both New York State and New York City utility taxes on landlords has been repealed effective January 1, 1998.


Liquidity and Capital Resources

		There has been no significant change in Registrant's liquidity for the nine month period ended September 30, 2000, as compared with the nine month period ended September 30, 1999.

		Assuming that the Building continues to generate an annual net profit in future years comparable to that in the current year, Registrant anticipates that the value of the Building and the Property will exceed the indicated balance sheet value at September 30, 2000.

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

		The Property of Registrant is the subject of the following pending litigation:

		Studley v. Empire State Building Associates: On October 21, 1991, in an action entitled Studley v. Empire State Building Associates et al., the holder of a $20,000 original participation in Registrant brought suit in New York Supreme Court, New York County against the Agents for Registrant
(Peter L. Malkin, Donald A. Bettex and Alvin Silverman) in their individual capacities and Wien, Malkin & Bettex (currently "Wien & Malkin LLP"),
Supervisor to Registrant. The suit claimed that the defendants had engaged in breaches of fiduciary duty and acts of self-dealing in relation to the Agents' solicitation of consents and authorizations from the participants in Registrant in September 1991 and in relation to other unrelated acts of the Agents and the sublessee. By order dated July 14, 1997, and entered July
29, 1997, the Supreme Court granted defendants' motion for summary judgment and dismissal of the action. The plaintiff filed an appeal with respect to the foregoing order. By decision and order entered April 2, 1998, the Appellate Division of the Supreme Court unanimously affirmed the order dismissing the action. The plaintiff was denied permission to appeal the Appellate Division's ruling to the New York Court of Appeals. In October
1997, the plaintiff has filed a further Complaint in New York Supreme Court alleging similar claims, purportedly as a class action. Defendants' counsel filed a motion to dismiss the new complaint based upon the courts' prior rulings and on other grounds. The Court granted the motion to dismiss the new complaint in its entirety. On plaintiff's appeal of that ruling, the Appellate Division by decision and order dated October 17, 2000, unanimously affirmed the dismissal of the plaintiff's new complaint.
Plaintiff's motion for permission to appeal the Appellate Division's affirmance to the New York Court of Appeals is pending.


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

		In 1990, Sublessee commenced its latest improvement program which is estimated to be completed in 2000 at a total cost in excess of $68,000,000. Under this program, approximately 6,400 windows have been replaced. In addition, the elevators have been upgraded through the installation of a computerized control system and replacement of all electrical and mechanical equipment. The elevator modernization program has increased elevator speed from 800-950 feet per minute to 1200 feet per minute. Also included is waterproofing the Building's exterior, resetting and repairing the limestone facade, upgrading the Building's security system, upgrading and replacing the Building's fire safety system and making substantial further improvement to the air-conditioning, domestic pump and water systems, waterproofing the mooring mast and installing a new observation deck ticket office.

		The Sublessee anticipates that the costs of improvements to be incurred will reduce Overage Rent during the year 2000, but should have no effect on the payment of Basic Rent.

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


Date: November 20, 2000


		Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the undersigned as Attorney-in-Fact for each of the Partners in Registrant, pursuant to the Power, on behalf of Registrant on the date indicated.



By:  /s/ Stanley Katzman
	Stanley Katzman, Attorney-in-Fact*


Date: November 20, 2000






? Mr. Katzman supervises accounting functions for Registrant








EXHIBIT INDEX


Number				Document					Page*


3(a)   	Registrant's Partnership Agreement dated July
11, 1961, filed as Exhibit No. 1 to
Registrant's Registration Statement on Form
S-1 as amended (the "Registration Statement") by letter dated August 8, 1962 and assigned
File No. 2-18741, is incorporated by refer-ence as an exhibit hereto.

3(b)		Amended Business Certificate of
		Registrant filed with the Clerk of New
		York County on August 19, 1996 reflecting a change in the Partners of Registrant which was filed as Exhibit 3(b) to Registrant's Annual Report on 10-K for the fiscal year ended December 31, 1996 and is incorporated by reference as an exhibit hereto.

4   		Registrant's form of Participating
	Agreement, filed as Exhibit No. 6 to 		the
Registration Statement by letter 		dated
August 8, 1962 and assigned File 		No. 2-
18741, is incorporated by
	reference as an exhibit hereto.

24  		Powers of Attorney dated August 6, 1996 and
May 14, 1999 between the Partners of
Registrant and Stanley Katzman and Richard A.
Shapiro which was filed as Exhibit 24 to Registrant's 10-Q for the quarter ended June
30, 1999 and is incorporated herein by
reference.



__________________________
*	Page references are based on sequential numbering system.
Empire State Building Associates
	20.
September 30, 1998