Form 10-K
period 2000-12-31
EMPIRE STATE BUILDING ASSOCIATES
filed 2001-04-16
CIK 32776

FORM 10-K
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2000

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

An Exhibit Index is located on pages 50 through 51 of this report. Number of pages (including exhibits) in this filing: 62

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

       As of December 31, 2000, the Building was 95.2% occupied by approximately 943 tenants who engage in various businesses, including the Boy Scouts, the YMCA, the practice of law and accounting, ladies' and men's apparel, and ladies' and men's shoes. Registrant does not maintain a full-time staff. See Item 2 hereof for additional information concerning the Property.

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

      Overage Rent income is recognized when earned from the Sublessee, at the close of the year ending December 31; such income is not determinable until the Sublessee, pursuant to the Sublease, renders to Registrant a certified report on the Sublessee's operation of the Property. The Sublease requires that this report be delivered to Registrant annually within 60 days after the end of each such fiscal year. Accordingly, all Overage Rent income and certain supervisory services expense are reflected in the fourth quarter of each year. The Sublease does not provide for the Sublessee to render interim reports to Registrant. See
Note 3 of Notes to Financial Statements filed under Item 8 hereof (the "Notes") regarding Overage Rent payments by Sublessee for the fiscal years ended December 31, 2000, 1999 and 1998. There was Overage Rent of $14,583,762 for the year ended December 31, 2000.

        (c)     Competition

        Pursuant to tenant space leases at the Building, the average annual base rental payable to Sublessee is approximately $35.26 per square foot (exclusive of electricity charges and escalation). The asking rents for the building range from $39 to $55 per square foot.

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

       The Property of Registrant is the subject of the following pending litigation:

       Studley v. Empire State Building Associates: On October
21, 1991, in an action entitled Studley v. Empire State Building Associates et al., the holder of a $20,000 original participation in Registrant brought suit in New York Supreme Court, New York County against the Agents for Registrant (Peter L. Malkin, Donald
A. Bettex and Alvin Silverman) in their individual capacities and Wien, Malkin & Bettex (currently "Wien & Malkin LLP"), Supervisor to Registrant. The suit claimed that the defendants had engaged in breaches of fiduciary duty and acts of self-dealing in relation to the Agents' solicitation of consents and authorizations from the participants in Registrant in September 1991 and in relation to other unrelated acts of the Agents and the sublessee. By order dated July 14, 1997, and entered July 29, 1997, the Supreme Court granted defendants' motion for summary judgment and dismissal of the action. The plaintiff filed an appeal with respect to the foregoing order. By decision and order entered April 2, 1998, the Appellate Division of the Supreme Court unanimously affirmed the order dismissing the action. The plaintiff was denied permission to appeal the Appellate Division's ruling to the New York Court of Appeals. In October 1997, the plaintiff has filed a further Complaint in New York Supreme Court alleging similar claims, purportedly as a class action. Defendants' counsel filed a motion to dismiss the new complaint based upon the courts' prior rulings and on other grounds. The Court granted the motion to dismiss the new complaint in its entirety. By order dated October 17, 2000, the Appellate Division affirmed dismissal of the new complaint. By order dated January 23, 2001, the Appellate Division denied plaintiff permission to appeal to the Court of Appeals. Plaintiff's motion to the Court of Appeals for permission to appeal is pending.

                              -3-
    	Proceedings involving Trump Empire State Partners: In December 1994, Registrant received a notice of default from Trump. The Trump default notice to Registrant claimed that Registrant was in violation of its master lease because of extensive work which Sublessee had undertaken as part of an improvement program that commenced before Trump reportedly acquired its interest in the property in 1994. Trump's notice also complained that the Building was in need of repairs. On February 14, 1995, Registrant and Sublessee filed an action ("Action No. 1") in New York State Supreme Court against Trump for a declaratory judgment that none of the matters set forth in the notice of default constitutes a violation of the master lease or sublease and that the notice of default is entirely without merit. Registrant's and Sublessee's suit also seeks an injunction to prevent Trump from implementing the notice of default. On March 24, 1995, the Court granted Registrant a preliminary injunction against Trump. In 1996 the Court granted two additional preliminary injunctions against Trump with respect to two additional default notices. The preliminary injunctions prohibit Trump from acting on its notices of default to Registrant at any time, pending the prosecution of claims by Registrant and Sublessee for a final declaratory judgment and an injunction and other relief against the Trump defendants. The Appellate Court has upheld and affirmed the granting of such preliminary injunctions against the Trump defendants.

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

       In May, 1995, Registrant and Sublessee filed a separate legal action ("Action No. 3") against Trump and various affiliated persons for breach of the master lease and sublease and disparagement of the property in violation of Registrant' and Sublessee's leasehold rights. The action was amended to include additional claims by Registrant and Sublessee (the "Ownership Claim") seeking a declaratory judgment that they may act as an

                           -4-
owner of the Property for purposes of making applications and related activities pursuant to the New York City Building Code.
By decision and order dated October 24, 1996, the Court sustained Registrant's and Sublessee's claims concerning the parties who may act as owner of the Property under the Building Code, but dismissed Registrant's and Sublessee's claims against Trump and co-defendants for money damages. Registrant and Sublessee appealed that portion of the Court's order dismissing their claims for money damages. The Appellate Court has affirmed that part of the Court's order dismissing the claims for money damages.

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


                              -5-
       Wien & Malkin LLP, et. al. v. Helmsley-Spear, Inc., et.
al. On June 19, 1997 Wien & Malkin LLP and Peter L. Malkin filed an action in the Supreme Court of the State of New York, against Helmsley-Spear, Inc. and Leona Helmsley concerning various partnerships which own, lease or operate buildings managed by Helmsley-Spear, Inc., including Registrant's property. In their complaint, plaintiffs sought the removal of Helmsley-Spear, Inc. as managing and leasing agent for all of the buildings.
Plaintiffs also sought an order precluding Leona Helmsley from exercising any partner management powers in the partnerships. In August, 1997, the Supreme Court directed that the foregoing claims proceed to arbitration. As a result, Mr. Malkin and Wien & Malkin LLP filed an arbitration complaint against Helmsley-Spear, Inc. and Mrs. Helmsley before the American Arbitration Association. Helmsley-Spear, Inc. and Mrs. Helmsley served answers denying liability and asserting various affirmative defenses and counterclaims; and Mr. Malkin and Wien & Malkin LLP filed a reply denying the counterclaims. By agreement dated December 16, 1997, Mr. Malkin and Wien & Malkin LLP (each for their own account and not in any representative capacity) reached a settlement with Mrs. Helmsley of the claims and counterclaims in the arbitration and litigation between them. Mr. Malkin and Wien & Malkin LLP then continued their prosecution of claims in the arbitration for relief against Helmsley-Spear, Inc., including its termination as the leasing and managing agent for various entities and properties, including the Registrant's Lessee. The arbitration hearings were concluded in June 2000, and the arbitrators issued their decision on March 30, 2001, ordering that the termination of Helmsley-Spear, Inc. would require a new vote by the partners in the Lessee, setting forth procedures for such a vote, and denying the other claims of all parties. Following the decision, Mr. Malkin and Wien & Malkin LLP are evaluating with counsel possible court review of the decision appeal and other action.


                        PART II

Item 5.	Market for Registrant's Common Equity
and Related Security Holder Matters.

        Registrant is a partnership organized pursuant to a partnership agreement dated as of July 11, 1961.

        Registrant has not issued any common stock. The securi-ties registered by it under the Securities Exchange Act of 1934, as amended, consist of participations in the partnership interests

                                -6-
of the Partners in Registrant (the "Participations") and are not shares of common stock nor their equivalent. The Participations represent each Participant's fractional share in a Partner's undivided interest in Registrant and are divided approximately equally among the Partners. A full unit of the Participations was offered originally at a purchase price of $10,000; fractional units were also offered at proportionate purchase prices. Registrant has not repurchased Participations in the past and is not likely to change that policy in the future.

      (a) The Participations neither are traded on an established securities market nor are readily tradable on a secondary market or the substantial equivalent thereof. Based on Registrant's transfer records, Participations are sold by the holders thereof from time to time in privately negotiated transactions and, in many instances, Registrant is not aware of the prices at which such transactions occur. During the past year there were 227 transfers. In four instances, the indicated purchase price was equal to three times the face amount of the Participation transferred, i.e., $15,000 for a $5,000 Participation. In eighteen instances, the indicated purchase price was equal to 2.5 times the face amount of the Participation transferred. In six instances, the indicated purchase price was equal to 2.25 times the face amount of the Participation transferred. In five instances, the indicated purchase price was equal two times the face amount of the participation transferred. In all other cases, no consideration was indicated.

      (b) As of December 31, 2000, there were 2,648 holders of Participations of record.

      (c) Registrant does not pay dividends. During the year ended December 31, 2000, Registrant made regular monthly distributions of $98.21 for each $10,000 Participation. There was Overage Rent payable of $14,583,762 for the year ended December 31, 2000 and Registrant made additional distributions for each $10,000 Participation of $4,003.59 on March 2, 2001. See Item 1 hereof. There are no restrictions on Registrant's present or future ability to make distributions; however, the amount of such distributions, particularly distributions of Overage Rent, depends solely on Sublessee's ability to make payments of Basic Rent and Overage Rent to Registrant. See Item 1 hereof. Registrant expects to make monthly distributions in the future so long as it receives the payments provided for under the Sublease. See Item 7 hereof.

                                -7-
Item 6.
                              EMPIRE STATE BUILDING ASSOCIATES


                                  SELECTED FINANCIAL DATA


                                              Year ended December 31,

                             2000          1999        1998         1997         1996
Basic rent income........ $ 6,018,750  $ 6,018,750  $ 6,018,750   $6,018,750   $6,018,750
Overage rent income......  14,583,762    7,582,109    4,109,852    2,401,300            0
Dividend income..........     256,963      144,690       84,615       10,377        8,647

   Total revenues........ $20,859,475  $13,745,549  $10,213,217   $8,430,427   $6,027,397


Net income............... $17,315,601  $10,901,065  $ 7,507,228   $4,752,560   $3,689,511


Earnings per $10,000
 participation unit,
based on 3,300
participation units
outstanding during
 the year...............$     5,247  $     3,303  $     2,275   $    1,440   $    1,118


Total assets............. $20,842,972  $13,253,481  $ 8,787,638   $5,930,702   $3,727,494


Long-term obligations....$    - 0 -   $     - 0-   $    - 0 -    $    -0-     $    -0-


Distributions per $10,000
 participation unit, based
 on 3,300 participation
 units outstanding
 during the year:
   Income.................$     3,185  $     2,033  $     1,500   $    1,179   $    1,118
   Return of capital......     - 0 -        - 0 -        - 0 -         -0-             61

   Total distributions....$     3,185  $     2,033  $     1,500   $    1,179   $    1,179









                                   -8-

Item 7.
                              EMPIRE STATE BUILDING ASSOCIATES

                              QUARTERLY RESULTS OF OPERATIONS




The following table presents the Company's operating results for each of the eight fiscal quarters in the period ended December 31, 2000. The information for each of these quarters is unaudited and has been prepared on the same basis as the audited financial statements included in this Annual Report on Form 10-K. In the opinion of management, all necessary adjustments, which consist only of normal and recurring accruals, have been included to present fairly the unaudited quarterly results. This data should be read together with the financial statements and the notes thereto included in this Annual Report on Form 10-K.



                                    Three Months Ended


                        March 31,   June 30,   September 30, December 31,
                          1999        1999         1999          1999


Statement of Income Data:
  Minimum net, basic
   rent income          $1,504,687   $1,504,688   $1,504,688   $1,504,687
  Additional rent
   income                  -             -                -     7,582,109
  Dividend income           47,158       30,410       31,990       35,132
    Total revenues       1,551,845    1,535,098    1,536,678    9,121,928

  Leasehold rent           492,500      492,500      492,500      492,500
  Supervisory services      39,854       39,854       39,854      462,421
  Amortization of
    leasehold               52,117       52,117       52,117       52,117
  Legal fees                     -            -       44,363       39,670
    Total expenses         584,471      584,471      628,834    1,046,708

    Net income          $  967,374   $  950,627   $  907,844   $8,075,220

Earnings per $10,000
 participation unit, based
 on 3,300 participation
 units outstanding during
 each period            $      293   $     288    $      275   $    2,447




                                      -9-
Item 7.	Management's Discussion and Analysis of
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

       As compared with the prior year, a decrease in Overage
Rent in any year reduces the distributions made to the Participants and the expenditure for supervisory services. Reductions in the amount of Overage Rent paid to Registrant in the future will not have any other impact on Registrant. See paragraph 1 of Item 7 hereof and Notes 3, 4, 5, and 7 of the Notes.
                               -10-
       The following summarizes the material factors affecting Registrant's results of operations for the three preceding years:

(a)	Total income increased for the year ended December 31, 2000
as compared with the year ended December 31, 1999. Such increase resulted from an increase in Overage Rent in the year 2000 and an increase in dividend income earned as compared with the year ended December 31, 1999. Total income increased for the year ended December 31, 1999 as compared with the year ended December 31, 1998. Such increase resulted from an increase in Overage Rent in the year 1999 and an increase in dividend income earned as compared with the year ended December 31, 1998. See Note 3 of the Notes.

(b)	Total expenses increased for the year ended December 31, 2000 as compared with the year ended December 31, 1999. Such increase is the result of an increase in additional payment for supervisory services and an increase in legal fees.
Total expenses increased for the year ended December 31, 1999 as compared with the year ended December 31, 1998. Such increase was the net result of an increase in additional payment for supervisory services and a decrease in legal fees. See Notes 3, 5 and 9 of the Notes.

       The State of New York has asserted utility tax deficiencies through December 31, 1992 in connection with water, steam and non-metered electricity rent inclusion charges to tenants, plus estimated accrued interest. The Supreme Court, New York County, granted summary judgment in favor of the State, which ruling was affirmed by the Appellate Division, First Department, holding that the State utility tax applies to such inclusion charges. Pursuant to the terms of the settlement agreement, Sublessee agreed to pay the State's assessed tax in the sum of $979,109, plus interest of approximately $605,000 through July 31, 1996. The State had agreed to payment of the aforesaid liability over a period of four years, commencing August, 1996, in equal monthly installments of $40,000, including interest on the unpaid balance at the statutory rate. Final payment was made in June 2000. The State has asserted additional tax for the years 1993 through 1995 of $243,270 plus accrued interest of $138,100 through December 31, 2000. The foregoing proposed assessment has not yet been finalized. The City of New York had asserted a utility tax deficiency in the amount of $277,125 against Sublessee, through December 31, 1994, in connection with water, steam and non-metered electricity rent inclusion charges to tenants, plus accrued

                                -11-
interest of approximately $345,603 through April 30, 2000. Sublessee was also liable for an undetermined amount of additional New York City Utility Tax for periods after December 31, 1994. Under a settlement proposed by New York City to all taxpayers, Sublessee agreed to settle utility taxes for all years by paying the tax only for the year 1997. The city reviewed the records of Company for 1997 and determined that no additional utility tax is payable for periods prior to January 1, 1998. Accordingly, the prior proposed assessment of $277,125 plus interest thereon has been cancelled. New York City and New York State repealed the utility tax, as it applies to Sublessee, effective January 1, 1998.


                Liquidity and Capital Resources

       There has been no significant change in Registrant's liquidity or capital resources for the fiscal year ended December
31, 2000 as compared with the fiscal year ended December 31, 1999.

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

        In 1990, the Sublessee commenced its latest improvement program which is estimated to be completed at a total cost of approximately $68,000,000. Under this program, approximately 6,400 windows are being replaced and this portion of the program is completed. In addition, the elevators have been upgraded through installation of a computerized control system and the replacement of all electrical and mechanical equipment. The elevator modernization program has increased elevator speed from 800 to 950 feet per minute to 1200 feet per minute. Also included is waterproofing the Building's exterior, resetting and repairing the limestone facade, upgrading the Building's security system, upgrading and replacing the Building's fire safety system and making substantial further improvement to the air-conditioning, domestic pump and water systems, waterproofing the mooring mast and installing a new observation deck ticket office.
                        -12-
        The Sublessee anticipates that the costs of improvements to be incurred will reduce Overage Rent during the year 2001 but should have no effect on the payment of Basic Rent.

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

        The financial statements, together with the accompanying reports by, and the consents to the use thereof by J.H. Cohn LLP and McGrath, Doyle & Phair, immediately following, are being filed in response to this item.

Item 9.	Disagreements on Accounting and Financial Disclosure.

		Not applicable.



                            -13-
                               PART III

Item 10.Directors and Executive Officers of Registrant.

        Registrant has no directors or officers or any other
centralization of management.  There is no specific term of office for any Partner.  The table below sets forth as to each Partner as of December 31, 2000 the following: name, age, nature of any family relationship with any other Partner, business experience during the past five years and principal occupation and employment during such period, including the name and principal business of any corporation or any organization in which such occupation and employment was carried on and the date such individual became a
Partner:
                                                    Principal       Date
                      Nature of                     Occupation      Individual
                      Family        Business        and             became
        Name    Age   Relationship  Experience      Employment      Partner

Peter L. Malkin 67      None    Real Estate        Senior Partner  1961
                                Supervision        and Chairman
                                and Law            Wien & Malkin
                                                   LLP
Thomas N. Keltner,
 Jr.            54      None    Real Estate        Partner         1998
                                Supervision        Wien & Malkin
                                and Law            LLP

Richard A. Shapiro 55   None    Real Estate        Partner         1998
                                Supervision        Wien & Malkin
                                and Law            LLP

         As stated above, all three of the Partners are members of Supervisor. See Items 1, 11, 12 and 13 hereof for a description of the services rendered by, and the compensation paid to, Supervisor and for a discussion of certain relationships which may pose actual or potential conflicts of interest among Registrant, Sublessee and certain of their respective affiliates.

         The names of entities which have a class of securities registered pursuant to Section 12 of the Securities Exchange Act of 1934 or are subject to the requirements of Section 15(d) of that Act, and in which the Partners are either a director, joint venturer or general partner are as follows:
                               -14-

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

        No remuneration was paid during the current fiscal year ended December 31, 2000 by Registrant to any of the Partners as such. Registrant pays Supervisor, for supervisory services and disbursements, fees of $100,000 per annum plus 6% of all sums distributed to the Participants in excess of 9% per annum on their original cash investment. Pursuant to such arrangements described herein, Registrant paid Supervisor a total of $1,002,727 (consisting of $100,000 as an annual basic payment for supervisory services and $902,727 as an additional payment for supervisory services) for supervisory services rendered during the fiscal year ended December 31, 2000. The supervisory services include, among other items, the preparation of certain reports required by the Securities and Exchange Commission, the monitoring or coordination of certain other areas of legal compliance, the preparation of certain financial reports, as well as the supervision of accounting and other documentation related to the administration of Registrant's business. See Item 7 hereof. Out of its fees, Supervisor paid all disbursements and costs of regular accounting services. As noted in Items 1 and 10 of this report, the Partners are also members of Supervisor.


Item 12.	Security Ownership of Certain Beneficial Owners
		and Management.

        (a)     Registrant has no voting securities.  See Item
5 hereof. At December 31, 2000, no person owned of record or was known by Registrant to own beneficially more than 5% of the outstanding Participations.

                                   -15-
        (b)     At December 31, 2000, the Partners (see Item
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

        (a)     As stated in Item 1 hereof, Mr. Peter L.
Malkin, Mr. Keltner and Mr. Shapiro are the three Partners of Registrant and also act as agents for the Participants in their respective partnership interests. Mr. Malkin is also a partner in Sublessee. As a consequence of one of the three Partners being a partner in Sublessee, and all of the Partners being current members of Supervisor (which supervises Registrant and Sublessee), certain actual and potential conflicts of interest may arise with respect to the management and administration of the business of Registrant. However, under the respective participating agreements pursuant to which the Partners act as agents for the Participants, certain transactions require the prior consent from Participants owning a specified interest under the agreement in order for the agents to act on their behalf. Such transactions include modifications and extensions of the Sublease, or a sale or other disposition of the Property or substantially all of Registrant's other assets.
                        -16-

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

                            -17-
                        PART IV

Item 14.   Exhibits, Financial Statement Schedules and
           Reports on Form 8-K.

           (a)(1)  Financial Statements:

          Consent of J.H. Cohn LLP, Certified Public Accountants, dated March 16, 2001.

          Accountant's Report of J.H. Cohn LLP, Certified Public
          Accountants, dated March 15, 2001.

          Balance Sheets at December 31, 2000 and at December 31,
          1999 (Exhibit A).

          Statements of Income for the fiscal years ended December 31, 2000, 1999 and 1998 (Exhibit B).

          Statement of Partners' Capital for the fiscal year ended December 31, 2000 (Exhibit C-1).

          Statement of Partners' Capital for the fiscal year ended December 31, 1999 (Exhibit C-2).

          Statement of Partners' Capital for the fiscal year ended December 31, 1998 (Exhibit C-3).

          Statements of Cash Flows for the fiscal years ended
          December 31, 2000, 1999 and 1998 (Exhibit D).

          Notes to Financial Statements for the fiscal years ended December 31, 2000, 1999 and 1998.

          Consent of McGrath, Doyle & Phair, Certified Public
          Accountants, dated March 14, 2001.

          Accountant's Comparative Combined Statement of Income
          (Sublessee) of McGrath, Doyle & Phair, Certified Public
          Accountants, dated March 14, 2001.

          (2)     Financial Statement Schedules:

          List of Omitted Schedules.

          Real Estate and Accumulated Depreciation - December
          31, 2000 (Schedule III).

          (3)     Exhibits:  See Exhibit Index.

          (b) No Form 8-K was filed by Registrant for the final quarter of 2000.

                        -18-
[LETTERHEAD OF J.H. COHN
ACCOUNTANTS & CONSULTANTS]





                                        March 16, 2001




Empire State Building Associates
New York, N. Y.



We consent to the use of our independent accountants' report dated March 15, 2001 covering our audits of the accompanying financial statements of Empire State Building Associates in connection with and as part of your December 31, 2000 annual report (Form 10-K) to the Securities and Exchange Commission.




                                        J.H. Cohn LLP



New York, N.Y.



                                -19-


[LETTERHEAD OF J.H. COHN
ACCOUNTANTS & CONSULTANTS]

INDEPENDENT ACCOUNTANTS' REPORT


To the participants in Empire State Building Associates
(a Partnership)
New York, N. Y.


We have audited the accompanying balance sheets of Empire State Building Associates ("Associates") as of December 31, 2000 and 1999, and the related statements of income, partners' capital and cash flows for each of the three years in the period ended December 31, 2000, and the supporting financial statement schedule as contained in
Item 14(a)(2) of this Form 10-K. These financial statements and schedule are the responsibility of Associates' management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Empire State Building Associates as of December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America, and the related financial statement schedule, when considered in relation to the basic financial statements, presents fairly, in all material respects, the information set forth therein.


							J.H. Cohn LLP

New York, N. Y.
March 15, 2001
                                -20-

                                                           EXHIBIT A

                              EMPIRE STATE BUILDING ASSOCIATES

                                      BALANCE SHEETS


                                       A S S E T S


                                                                        December 31,

                                                                     2000          1999
Current assets:
  Cash and cash equivalents (Note 12):
    The Chase Manhattan Bank...............................      $     1,418   $    4,249
    Distribution account held by
     Wien & Malkin LLP.....................................          324,111      324,111
    Fidelity U.S. Treasury Income Portfolio................       15,408,212    9,209,075

                                                                  15,733,741    9,537,435

  Additional rent due from Empire State
   Building Company, a related party.......................        2,583,762      982,109

  Prepaid rent.............................................           23,831       23,831

        TOTAL CURRENT ASSETS...............................       18,341,334   10,543,375

Real estate (Note 2):
  Leasehold on Empire State Building,
   350 Fifth Avenue, New York, N. Y........................       39,000,000   39,000,000
     Less: Accumulated amortization........................       36,498,362   36,289,894

                                                                   2,501,638    2,710,106

        TOTAL ASSETS.......................................      $20,842,972  $13,253,481



                             LIABILITIES AND PARTNERS' CAPITAL


Current liabilities:
  Accrued legal fees, to a related party (Note 10).........      $ 1,854,565  $ 1,491,886
  Accrued supervisory services, to a related party (Note 5)          843,310      422,566

        TOTAL LIABILITIES..................................        2,697,875    1,914,452

Contingencies (Notes 9 and 11).............................

Partners' capital (Exhibit C)..............................       18,145,097   11,339,029

        TOTAL LIABILITIES AND PARTNERS' CAPITAL............      $20,842,972  $13,253,481



	See accompanying notes to financial statements.
                                    -21-
                                                        EXHIBIT B

                             EMPIRE STATE BUILDING ASSOCIATES

                                    STATEMENTS OF INCOME


                                                           Year ended December 31,

                                                       2000            1999               1998
Revenues:

  Rent income, from a related party (Note 3)....     $20,602,512     $13,600,859       $10,128,602

  Dividend income...............................         256,963         144,690            84,615

                                                      20,859,475      13,745,549        10,213,217


Expenses:

  Leasehold rent (Note 4).......................      1,970,000       1,970,000          1,970,000

  Supervisory services, to a related
   party (Note 5)...............................      1,002,727         581,983            339,417

      Legal fees, to a related party (Note 10)......    362,679          84,033            188,104


  Amortization of leasehold (Note 2)............        208,468         208,468            208,468

                                                      3,543,874       2,844,484          2,705,989

            NET INCOME, CARRIED TO PARTNERS'
             CAPITAL (NOTE 8)...................    $17,315,601     $10,901,065        $ 7,507,228



Earnings per $10,000 participation unit, based
 on 3,300 participation units outstanding
 during each year...............................    $     5,247     $     3,303       $     2,275











	See accompanying notes to financial statements.
                                 -22-
                                                                 EXHIBIT C-2

                              EMPIRE STATE BUILDING ASSOCIATES

                               STATEMENT OF PARTNERS' CAPITAL
                                YEAR ENDED DECEMBER 31, 1999


                                Capital                                        Capital
                               January 1,      Share of                      December 31,
                                 1999         net income    Distributions        1999

Richard A. Shapiro Group..    $2,382,433     $ 3,633,688      $2,236,444     $ 3,779,677

Thomas N. Keltner Group...     2,382,432       3,633,689       2,236,445       3,779,676

Peter L. Malkin Group.....     2,382,432       3,633,688       2,236,444       3,779,676

                              $7,147,297     $10,901,065      $6,709,333     $11,339,029























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






























	See accompanying notes to financial statements.
                                   -24-
                                                               EXHIBIT C-1

                              EMPIRE STATE BUILDING ASSOCIATES

                               STATEMENT OF PARTNERS' CAPITAL
                                YEAR ENDED DECEMBER 31, 2000


                                Capital                                        Capital
                               January 1,      Share of                      December 31,
                                 2000         net income    Distributions        2000

Richard A. Shapiro Group..   $ 3,779,677     $ 5,771,867      $3,503,178     $ 6,048,366

Thomas N. Keltner Group...     3,779,676       5,771,867       3,503,178       6,048,365

Peter L. Malkin Group.....     3,779,676       5,771,867       3,503,177       6,048,366

                             $11,339,029     $17,315,601     $10,509,533     $18,145,097



























	See accompanying notes to financial statements.
                                -25-

                                                                   EXHIBIT D

                                  EMPIRE STATE BUILDING ASSOCIATES

                                     STATEMENTS OF CASH FLOWS


                                                             Year ended December 31,

                                                          2000         1999        1998


Cash flows from operating activities:
  Net income....................................     $ 17,315,601  $10,901,065  $ 7,507,228
  Adjustments to reconcile net income to net
   cash provided by operating activities:
     Amortization of leasehold..................          208,468      208,468      208,468
     Changes in operating assets
      and liabilities:
        Additional rent due from Empire State
         Building Company, a related party......       (1,601,653)    (372,257)    (608,552)
        Accrued supervisory services,
         to a related party.....................          420,744      242,566      112,256
        Accrued legal fees, to a related party..          362,679       31,545      188,104

          Net cash provided by
           operating activities.................       16,705,839   11,011,387    7,407,504


Cash flows from financing activities:
  Cash distributions............................      (10,509,533)  (6,709,333)  (4,950,652)

         Net cash used in financing
          activities............................      (10,509,533)  (6,709,333)  (4,950,652)

         Net increase in cash
          and cash equivalents..................        6,196,306    4,302,054    2,456,852

Cash and cash equivalents, beginning of year....        9,537,435    5,235,381    2,778,529

         CASH AND CASH EQUIVALENTS, END OF YEAR.     $ 15,733,741  $ 9,537,435  $ 5,235,381















	See accompanying notes to financial statements.
                                    -26-

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

     In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


3.	Related Party Transactions -  Rent Income

     Rent income for the years ended December 31, 2000, 1999 and 1998 totaling $20,602,512, $13,600,859 and $10,128,602, respectively, consists of the minimum annual rent plus additional rent under an operating sublease dated December 27, 1961, as modified February 15, 1965, with Company (the "Sublessee"), as follows:

                                           Year ended December 31,

                                      2000          1999         1998

     Minimum net basic rent......   $ 6,018,750   $6,018,750  $ 6,018,750
     Additional rent earned......    14,583,762    7,582,109    4,109,852

                                    $20,602,512  $13,600,859  $10,128,602

 	EMPIRE STATE BUILDING ASSOCIATES

	NOTES TO FINANCIAL STATEMENTS
	(Continued)


3.	Related Party Transactions -  Rent Income (continued)

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




5.	Related Party Transactions - Supervisory Services

   Supervisory services (including disbursements and cost of regular accounting services) during the years ended December 31, 2000, 1999 and 1998, totaling $1,002,727, $581,983 and $339,417, respectively, represent fees incurred by the firm of Wien & Malkin LLP. Some members of that firm are partners in Associates.

   Fees for supervisory services are paid pursuant to an agreement, which amount is based on a rate of return of investment achieved by the participants in Associates each year.

                EMPIRE STATE BUILDING ASSOCIATES

                NOTES TO FINANCIAL STATEMENTS
                        (Continued)




6.	Number of Participants

    There were approximately 2,640 participants in the participating groups at December 31, 2000, 1999 and 1998.


7.	Determination of Distributions to Participants

    Distributions to participants in 2000, 1999 and 1998 of $10,509,533, $6,709,333 and $4,950,652, respectively, represented the following:

                          2000                   1999                  1998

Minimum annual rent.. $ 6,018,750            $ 6,018,750           $ 6,018,750
Additional rent,
 earned in
 previous year,
 distributed in
 current year........   7,582,109              4,109,852             2,401,300

Dividend income
 earned in previous
 year, distributed
 in current year......    144,690                 84,615                10,377

                       13,745,549             10,213,217             8,430,427

Less:

 Leasehold rent
  expense............ $1,970,000              $1,970,000            $1,970,000
 Supervisory
  services incurred
  in previous year...    581,983                 339,417               227,161
Legal fees incurred
  in previous year...     84,033                 188,104             1,272,237
Amount held in
  reserve to fund
  payment of accrued
  legal fees.........    600,000               1,006,363                10,377

                       3,236,016               3,503,884             3,479,775
Distributions
 to participants.....$10,509,533             $ 6,709,333           $ 4,950,652

                 EMPIRE STATE BUILDING ASSOCIATES

                  NOTES TO FINANCIAL STATEMENTS
                        (Continued)


8.	Distributions and Amount of Income per $10,000 Participation Unit

    Distributions per $10,000 participation unit during the years 2000, 1999 and 1998 based on 3,300 participation units outstanding during each year, consisted of the following:


                                        Year ended December 31,

                                         2000         1999         1998

   Income........................       $3,185       $2,033       $1,500

   Return of capital.............            -            -            -

   TOTAL DISTRIBUTIONS.......           $3,185       $2,033       $1,500


     Net income is computed without regard to income tax expense since Associates does not itself pay a tax on its income; instead, any such taxes are paid by the participants in their individual capacities.

9.	Litigation and Subsequent Events

a. On October 21, 1991, in an action entitled Studley v. Empire State Building Associates et al., the holder of a $20,000 original participation in Associates brought suit in New York Supreme Court, New York County against the Agents for Associates (Peter L. Malkin, Donald A. Bettex and Alvin Silverman) in their individual capacities and Wien, Malkin & Bettex (currently "Wien & Malkin LLP"), supervisor to Associates. The suit claims that the defendants had engaged in breaches of fiduciary duty and acts of self-dealing in relation to the Agents' solicitation of consents and authorizations from the participants in Associates in September 1991 and in relation to other unrelated acts of the Agents and the sublessee. By order dated July 14, 1997, the Court granted defendants' application for summary judgment and dismissal of the action. The Plaintiff applied for permission to appeal the Appellate Division's determination to the New York Court of Appeals, and that application was denied by both the Appellate Division and the Court of Appeals. Thereafter, the Plaintiff filed a second complaint, which alleges claims similar to those asserted in the previously dismissed complaint. The defendants applied for dismissal of the second complaint based on the prior dismissal orders and on other grounds. The Court dismissed the second complaint, and Plaintiff has appealed that dismissal to the Appellate Division. On October 17, 2000, the Appellate Division of the Supreme Court unanimously affirmed the dismissal of the Plaintiff's complaint. In January 2001, the Appellate Division denied Plaintiff's request to appeal the dismissal to the Court of Appeals.
On February 21, 2001, Plaintiff submitted an application requesting permission to appeal the dismissal to the Court of Appeals. It is not possible at this time to predict the outcome or range of potential loss, if any, which might result from this action. No provision for any liability that may result upon adjudication has been made in the accompanying financial statements.

                EMPIRE STATE BUILDING ASSOCIATES

                NOTES TO FINANCIAL STATEMENTS
                        (Continued)

9.	Litigation and Subsequent Events (continued)

b. In December 1994, Associates received a notice of default from Trump Empire State Partners ("Trump"). The Trump default notice to Associates claims that Associates was in violation of its master lease because of extensive work which Company, the sublessee, had undertaken as part of an improvement program that commenced before Trump reportedly acquired its interest in the property in 1994. Trump's notice also complains that the building is in need of repairs.
On February 14, 1995, Associates and Company filed an action (the "Action") in New York State Supreme Court against Trump for a declaratory judgment that none of the matters set forth in the notice of default constitutes a violation of the master lease or sublease and that the notice of default is entirely without merit. Associates' and Company's suit also seeks an injunction to prevent Trump from implementing the notice of default ("Notice I"). On March 24, 1995, the Court granted Associates a preliminary injunction against Trump. In 1996 the Court granted two additional injunctions against Trump with respect to two additional default notices ("Notices II and III"). The preliminary injunctions prohibit Trump from acting on its notices of default to Associates at any time, pending theprosecution of claims by Associates and Company for a final declaratory judgment and an injunction and other relief against the Trump defendants. The Appellate Court has upheld and affirmed the granting of such preliminary injunctions against the Trump defendants.

       On June 5, 1998, Company and Associates filed a motion for summary judgment in the Action in a companion action (the "Companion Action") entitled Empire State Building Associates and Empire State Building Company v. Donald Trump et. al., in which plaintiffs seek related declaratory and injunctive relief against Trump and its affiliates with respect to plaintiffs' rights to act as owner of the Building in dealings with the New York City Department of Buildings.

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

        On January 31, 2000, the Trump defendants filed a notice of appeal from the January 12, 2000 final judgment entered in the Action, and in June 2000, the Appellate Division affirmed the judgement in favor of Associates and Company and against Trump.

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


10.	Related Party Transactions - Legal Fees

	The accompanying statements of income reflect legal fees paid or owed to Wien & Malkin LLP, a related party (Note 5), as follows:

                                    2000            1999             1998

   Reimbursement owing to Agents
     of their legal and accounting
     expenses relating to the
     Studley suit (Note 9a)       $219,386        $39,670         $179,979

   Other payments made or accrued  143,293         44,363            8,125

                                  $362,679        $84,033         $188,104


Accrued legal fees at December 31, 2000 and 1999 consist of amounts owing for services and expenses relating to the Trump (Note 9b) and Studley lawsuits.

Of the amounts accrued at December 31, 2000, $312,172 was paid to Wien & Malkin LLP in February 2001 for legal expenses relating to the successfully concluded Trump suits.

Substantial legal and accounting expenses have been accrued in connection with the Studley litigation. As of December 31, 2000, such fees and expenses aggregated $1,542,393, of which Wien & Malkin LLP has advanced $1,086,796 to third-party professional firms, and the balance represents the total time-charges and related disbursements to date for litigation services of Wien & Malkin LLP. Associates may be entitled to reimbursement from Company for some or all of such expenses as finally computed. The determination of the allocable share of Associates' legal and accounting costs and disbursements which are chargeable to Company involves complex issues of fact and law. Because of uncertainties concerning these issues, the amount of professional fees required to be borne by Company cannot be estimated and has not been provided for, except that Associates maintains general cash reserves in excess of the total amount of all unpaid professional fees related to the defense of the Studley litigation.

                EMPIRE STATE BUILDING ASSOCIATES

                NOTES TO FINANCIAL STATEMENTS
                        (Continued)


11.	Contingencies

Wien & Malkin LLP and Peter L. Malkin are engaged in a dispute with Helmsley-Spear, Inc., the building manager of the Empire State Building, concerning the management, leasing and supervision of the property net leased to the Sublessee. In this connection, certain legal and professional fees and other expenses have been paid and incurred and additional costs are expected to be incurred. Associates' allocable share of such costs cannot as yet be determined. Accordingly, Associates has not provided for the expense and related liability with respect to such costs in the accompanying financial statements.


12.	Concentration of Credit Risk

Associates maintains cash balances in a bank, money market funds (Fidelity U.S. Treasury Income Portfolio) and a distribution account held by Wien & Malkin LLP. The bank balance is insured by the Federal Deposit Insurance Corporation up to $100,000, and at December 31, 2000 was completely insured. The cash in the money market funds and the account held by Wien & Malkin LLP are not insured. The funds held in the distribution account were paid to the participants on January 1, 2001.


13.	Receipt of Warrants and Stock in Telecommunications Companies

In 2000, Associates received 15,614 shares of common stock of Broadband Office, Inc., and warrants to acquire 40,150 shares and 36,000 shares of common stock of Gillette Global Network, Inc. ("Gillette") and ENN Providers, Inc. ("Narrowcast"), respectively, (each of the aforementioned companies collectively referred to as the "Corporations"). The stock and warrants were provided to Associates for allowing the Corporations, at little or no cost to Associates, to wire the Building to provide high speed internet access and other telecommunications services, the installation of monitors in the building's elevator cabs to display current news and weather reports, advertisements and building information messages. Company received an equal amount of shares and warrants. In addition, Company will receive from 5% to 10% of the revenues generated by such services from advertising and subscriptions with tenants of the building. No income from these sources was earned in 2000. The warrants are exercisable, generally, following an initial public offering ("IPO") of each of the Corporations. There is no expectation that such an IPO will occur at anytime soon. The Gillette and Narrowcast warrants expire on August 29, 2003 and August 17, 2005, respectively. There are restrictions as to the transfer of stock and there is no current market for the warrants or the stock. Since they did not have an ascertainable value as of the date they were granted or at December 31, 2000, no amounts have been recorded in the accompanying financial statements for such warrants or shares.
                                -33-
[LETTERHEAD OF MCGRATH, DOYLE & PHAIR
CERTIFIED PUBLIC ACCOUNTANTS]




						March 26, 2001



Empire State Building Company
New York, N.Y.

We consent to the use of our independent accountants' report dated March 14, 2001 covering our audits of the Comparative Combined Statement of Income of Empire State Building and Observatory in connection with and as part of your December 31, 2000 annual report (Form 10-K) to the Securities and Exchange Commission.

						McGrath, Doyle & Phair


New York, N.Y.






                                  -34-




[LETTERHEAD OF MCGRATH, DOYLE & PHAIR
CERTIFIED PUBLIC ACCOUNTANTS]





Empire State Building Company
60 East 42nd Street
New York, NY 10165
	We have audited the accompanying Comparative Combined Statement of Income of Empire State Building and Observatory for the years ended December 31, 2000 and 1999 for the purpose of determining "Net Operating Profit" and "Overage Rent" as those terms are defined in Section 2.05 of Agreement of Sublease dated December 27, 1961. During the years ended December 31, 2000 and 1999, the entire building, with the exception of the Observatory, was operated by Empire State Building Company and the Observatory was operated by Empire State Building, Inc. The Combined Statement of Income is the responsibility of the management of Empire State Building Company and Empire State Building, Inc. Our responsibility is to express an opinion on the Combined Statement of Income based on our audit.
	We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the Combined Statement of Income is free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the statement. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the Combined Statement of Income. We believe that our audit provides a reasonable basis for our opinion.
	In our opinion, the accompanying Comparative Combined Statement of Income of Empire State Building and Observatory presents fairly, in all material respects, the Net Operating Profit and Overage Rent for the years ended December 31, 2000 and 1999, in conformity with Section 2.05 of the aforementioned Agreement dated December 27, 1961.
	As discussed in Note 3 to the Combined Statement of Income, the Empire State Building Company and other related parties have been named as defendants in legal actions. All defendants have denied all material allegations. It is not possible at this time to predict the outcome or range of potential loss, if any, which might result from those actions. No provision for any loss has been made in the accompanying Combined Statement of Income.
							McGrath, Doyle & Phair
New York, NY
March 14, 2001


                             -35-
                Empire State Building and Observatory
                COMPARATIVE COMBINED STATEMENT OF INCOME

                                                                    Increase
                                        2000            1999        (Decrease)
INCOME
  Rent, including electricity        $69,461,218    $59,755,165     $9,706,053
  Observatory admissions              23,654,368     18,420,734      5,233,634
  Other observatory income             2,624,108      1,149,970      1,474,138
  Antenna rent                         5,077,548      5,334,395       (256,847)
  Lease cancellation                      67,760         -              67,760
  Percentage rent                        328,434        691,441       (363,007)
  Utility tax reduction (Note 5)         602,434         -             602,434
  Other                                1,033,768        840,707        193,061
  Total income                       102,849,638     86,192,412     16,657,226

OPERATING EXPENSES
  Rent                                 6,018,750      6,018,750           -
  Real estate taxes                   19,523,532     19,542,337        (18,805)
  Wages, contract cleaning and
       protection service             13,165,323     12,625,802        539,521
  Electricity                          7,029,324      5,101,519      1,927,805
  Tenants' and building
    alterations, repairs and supplies  6,823,452     10,555,096     (3,731,644)
    Management fees and leasing
    commissions (Note 1)               4,687,457      2,872,316      1,815,141
  Observatory:
    Wages                              2,278,651      1,863,183        415,468
    Contracted  labor                  2,145,304      2,179,869        (34,565)
    Advertising and public relations     402,858        187,103        215,755
    Payroll taxes and other labor cost   810,417        656,856        153,561
    Other taxes and expenses             348,276        188,767        159,509
  Steam                                1,545,921      1,172,078        373,843
  Professional fees (Note 2)           1,502,321      1,423,216         79,105
  Payroll taxes and other labor costs  3,792,167      3,560,811        231,356
  Insurance                              408,345        334,288         74,057
  Water                                  464,299        453,032         11,267
  Rubbish removal                        175,057        189,003        (13,946)
  Advertising                            678,149        430,427        247,722
  Telephone                              113,263         56,730         56,533
  Sprinkler alarm service                 93,662        102,558        (8,896)
  Directory service                       25,934         17,235         8,699
  Interest on NYS utility tax              6,953         50,192       (43,239)
  Sales and use tax                      158,601           -          158,601
  Interest on sales and use tax           72,655          4,758        67,897
  Paging and other intercommunication    137,704        110,028        27,676
  Dues                                    48,691         44,478         4,213
  Utility tax (refund)                   (55,467)          -          (55,467)
  Other expenses                         280,516        287,762        (7,246)
  Total expenses before overage rent  72,682,115     70,028,194     2,653,921

NET OPERATING PROFIT                 $30,167,523    $16,164,218   $14,003,305

OVERAGE RENT, 50% OF NET OPERATING PROFIT
  IN EXCESS OF $1,000,000            $14,583,762    $7,582,109     $7,001,653



                               -36-

                Empire State Building and Observatory
                NOTES TO COMBINED STATEMENT OF INCOME
                                NOTE
1. During 2000 a leasing commission was paid to a company in which a partner in Empire State Building Company ("Company") has a controlling interest.
2.	Professional fees include payments to Wien & Malkin LLP. A partner in
Wien & Malkin LLP is a partner in Company.
3.	Litigation
(a) On October 21, 1991, Julien J. Studley ("Studley"), the holder of a $20,000 original participation in Empire State Building Associates ("Associates"), the master lessee of the Empire State Building, brought suit against the Agents for Associates (Peter L. Malkin, Donald A. Bettex and Alvin Silverman); Company; Harry B. Helmsley, a partner in Company; and Wien, Malkin & Bettex, supervisor to Associates. The suit claimed that the defendants engaged in breaches of fiduciary duty and acts of self-dealing in relation to the Agents' solicitation of consents and authorizations of the Participants in Associates in September, 1991, and in relation to other unrelated acts of the Agents and the Sublessee. The suit is styled as a class action, but the Court was not asked to grant class certification. The suit seeks relief including an injunction and an accounting. In 1994, the action was dismissed against Company and Mr. Helmsley. In 1995, the plaintiff amended the complaint to allege, amongst other things, the underpayment by Company of overage rent due to Associates. In June 1996, plaintiff applied for partial summary judgment. In September 1996, defendants applied for summary judgment and dismissal of the action in its entirety. By order and decision dated July 14, 1997, the Court denied the plaintiff's motion for partial summary judgment, granted the defendants' motion for summary judgment, and dismissed the action. The plaintiff filed an appeal with respect to the foregoing order. By decision and order entered April 2, 1998, the Appellate Division of the Supreme Court unanimously affirmed the order dismissing the action. The plaintiff applied for permission to appeal the Appellate Division's determination to the New York Court of Appeals, and that application was denied by both the Appellate Division and the Court of Appeals. The plaintiff filed a new complaint, which alleges claims similar to those asserted in the previously dismissed complaint. The defendants have applied for dismissal of the new complaint based on the prior dismissal orders and on other grounds. In April 1999, the Court granted defendants motion to dismiss the complaint. In May 1999, the plaintiff filed a Notice of Appeal. On October 17, 2000, the Appellate Division of the Supreme Court unanimously affirmed the dismissal of the plaintiff's complaint. In January 2001, the Appellate Division denied plaintiff's request to appeal to the Court of Appeals. On February 21, 2001, plaintiff submitted an application requesting permission to appeal the dismissal to the Court of Appeals. It is not possible at this time to predict the outcome or range of potential loss, if any, which results from this action. No provision for any liability that may result upon adjudication has been made in the accompanying financial statements.
(b) In December 1994, Empire State Building Associates ("Associates") received a notice of default ("Notice I") from Trump Empire State Partners ("Trump"). The Trump default notice to Associates claims that Associates is in violation of its master lease because of extensive work Company has undertaken as part of an improvement program that commenced before Trump reportedly acquired its interest in the property in 1994. Trump's notice also complains that the building is in need of repairs.

                                -37-
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

                                -39-

                Empire State Building and Observatory
                NOTES TO COMBINED STATEMENT OF INCOME
                                NOTE
3.	Litigation - Continued
On June 5, 1998, Associates and Company filed a motion for summary judgment against Trump and various affiliates that they may act as owner of the Property in dealing with the New York City Department of Buildings.
In a decision and order dated March 10, 1999, the court awarded partial summary judgment to Associates and Company in the action, declaring that Notices II and III were invalid and of no force and effect, and further declaring that there was no legal or factual basis for many of the defaults alleged in Notice I. The court also stated that Trump appeared to concede that many of the remaining defaults alleged in Notice I had been corrected, and that Trump would be permitted to inspect the Building within 30 days of the date of the order to determine whether these claimed violations had in fact been corrected. Finally, the court directed Trump to notify plaintiffs, within 30 days of the completion of its inspection, as to which defaults it claims still exist, and the court granted plaintiffs' permission to renew their motion for summary judgment with respect to any such remaining claims of default within 30 days of the receipt of Trump's notice. Plaintiffs intend to challenge any such claims of default by Trump and, if appropriate, to renew their motion for summary judgment.
In its March 10, 1999 decision and order, the Court also awarded summary judgment to Associates in the Companion Action, declaring that Associates is entitled to act as "owner" of the Building for purposes of dealing with the Buildings Department and enjoining Trump from interfering with such right.
On December 16, 1999, the New York State Supreme Court dismissed entirely the attempt by Trump to terminate the leasehold. The dismissal order was entered on January 12, 2000. Trump has appealed the Supreme Court's decision. On April 26, 2000, the appeal was dismissed. In June 2000, the Appellate Division affirmed the judgement in favor of Associates and Company and against Trump. In connection with the Studley litigation, Associates may be entitled to reimbursement of its legal and accounting expenses from Company. Through December 31, 2000, such legal and accounting expenses in connection with the Studley suit have amounted to $1,542,393, of which $1,086,796 has been advanced by Wien & Malkin LLP (a related party) to third-party professional firms, and the balance represents the updated total of time - charges and related disbursements for litigation services of Wien & Malkin LLP, all based upon review of litigation records from inception.
The determination of the allocable share of the net legal and accounting costs and disbursements chargeable to Company involve complex issues of fact and law. Because of uncertainties concerning these issues, an amount for professional fees payable by Company cannot be estimated, and therefore, have not been provided for. Resolutions unfavorable to Company could result in material liabilities and charges which have not been reflected in the accompanying financial statements.

                                -40-


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

                                -41-
                Empire State Building and Observatory
                NOTES TO COMBINED STATEMENT OF INCOME

                                NOTE
3.	Litigation - Continued
On April 23, 1998, certain of the plaintiffs in the Federal Court Action (together with other parties) filed a new complaint in New York State court against Company, which was principally the same as the complaint originally filed in the Federal Court Action. Plaintiffs never served that state court complaint on Company and have not prosecuted that action.
In August 1999, Company moved to dismiss the complaint as against it in its entirety. By order dated November 9, 1999, the Supreme Court granted Company's motion and dismissed the complaint. On December 8, 1999, plaintiffs filed a Notice of Appeal of the dismissal order. The plaintiffs have failed to perfect their appeal within the time allowed by law. Accordingly, no provision for any liability that may result has been made in the accompanying financial statements.
(e)	Company is a defendant in an action instituted in the Supreme Court of the State of New York, County of New York, entitled New York Skyline Inc. v. Empire State Building Company, Empire State Building Associates, Neil H. Kessner, Helmsley-Spear, Inc. and Stephen A. Tole. This lawsuit which is brought by a tenant in the building and commenced on December 23, 1997 seeks at least $205,000,000 in damages. In its complaint, plaintiff-tenant asserts thirteen causes of action (twelve of which are against the Company) in connection with its leases and license agreements of space in the Building and alleges that it is entitled to, among other things, specific performance as to its alleged rights under its leases and licensing agreements with the Company, a declaratory judgment as to the rights of the parties under the leases and licensing agreements as well as any monies allegedly due plaintiff under those agreements, as well as injunctive relief and additional money damages.
On or about February 5, 1998, plaintiff served an amended complaint which, among other things, added Kessner & Cyruli, f/n/a Neil H. Kessner & Associates, former landlord-tenant counsel for the building, and Eileen Aluska, a former Helmsley-Spear, Inc. employee and Peter L. Malkin, as third party-defendants. The amended complaint asserted eleven causes of action against the Company, similar to those asserted in the original complaint.

By order and decision dated April 3, 1998 (the "April 3, 1998 Order"), the Court granted plaintiff a Yellowstone injunction on the condition that plaintiff pay $878,000 in back rent to the Company and ordered that a hearing be held to determine the amount due on disputed rent and license fees. Plaintiff made timely payment of the $878,000 to the Company. The hearing to determine the amount due on disputed rent and license fees has not yet been held.
On March 16, 1998 the Company moved to dismiss the second, third, fifth, sixth, eighth, ninth and eleventh causes of action with respect to the amended complaint. By decision and order dated February 25, 1999, the Court granted the Company's motion to dismiss the second, fifth, sixth, eighth, ninth and eleventh causes of action, and denied the Company's motion to dismiss the third cause of action.
                              -42-
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




                                -43-


                Empire State Building and Observatory
                NOTES TO COMBINED STATEMENT OF INCOME
                                NOTE
3.	Litigation - Continued
(f)	Company is a defendant in an action instituted in the Supreme Court of the State of New York, County of New York, entitled Magnifique Parfumes And Cosmetics, Inc. d/b/a Perfumania v. Empire State Building Inc.
This is an action commenced on or about October 15, 1998 against Company (incorrectly named in the action as "Empire State Building, Inc.").
This lawsuit which is brought by a tenant in the building seeks at least $700,000 in damages. In its complaint, plaintiff-tenant alleges that the Company breached its lease with plaintiff by, among other things, charging plaintiff for electricity on a submetering basis at a rate which far exceeds the rate permissable under the lease.
	On or about February 2, 1999, the Company served an answer to the complaint. The answer denied the material allegations of the complaint and asserted eight affirmative defenses.
	On or about February 22, 1999, the Company served an amended answer and counterclaim. The amended answer denied the material allegations of the complaint and asserted nine affirmative defenses.
	The counterclaim against plaintiff and Perfumania, Inc. (as guarantor) alleges that plaintiff breached certain obligations under the lease to pay certain rent, electricity and operating expense charges and owes the Company $37,312.11 in arrears under the lease.
	 In or about the Fall of 1999, the parties exchanged discovery demands. Thereafter, the parties began engaging in settlement discussions and it was agreed to hold discovery in abeyance. The settlement discussions were never concluded and nothing further has occurred in the case to date.
	In the event plaintiff revives this matter, Company intends to contest the case vigorously while continuing settlement negotiations.
(g)	Company is a defendant in an action instituted in the Supreme Court of the State of New York, County of New York, entitled Duane Reade v. Walgreen
Co. and Empire State Building. This is an action which is brought by a tenant in the building and commenced on February 14, 2000.
	Plaintiff alleges, among other things, that Company misled plaintiff in negotiations for a renewal of its current lease that expired on April 30,
2000, and wrongfully entered into a lease with Walgreen for the space currently occupied by plaintiff.
	The complaint seeks no money damages, but instead seeks a judgment declaring that the lease between Walgreen and Company be deemed a renewal of the lease between Company and plaintiff, and that plaintiff be substituted for Walgreen as the tenant under the Walgreen lease. Alternatively, the complaint seeks a judgment declaring that the Walgreen lease is a graft upon plaintiff's existing lease for it's use and benefit and that plaintiff have all rights of the tenant under the Walgreen lease.
                                -44-
                Empire State Building and Observatory
                NOTES TO COMBINED STATEMENT OF INCOME
                                NOTE
3.	Litigation - Continued
(g) 	On March 20, 2000, Company and Walgreen each moved to dismiss the
Supreme Court Action as against them. While that motion was pending, on May 2, 2000, Company commenced a holdover proceeding against plaintiff in the Civil Court of the City of New York, County of New York, seeking, among other things, a judgment of possession of the premises and the issuance of a warrant to remove plaintiff (the "Holdover Proceeding").
	By order to show cause dated May 10, 2000, plaintiff moved in the Supreme Court Action to remove and consolidate the Holdover Proceeding with the Supreme Court Action.
	By order dated June 6, 2000, the Supreme Court (i) denied plaintiff's motion to remove and consolidate, (ii) stayed the Supreme Court Action pending the determination of the Holdover Proceeding, and (iii) denied Company's and Walgreen's motions to dismiss, without prejudice to renewal of such motions after the determination of the Holdover Proceeding.
	On June 23, 2000, plaintiff moved in the Holdover Proceeding for a summary determination in its favor, or, in the alternative, for a stay of the proceedings so that discovery could take place. Company cross-moved on August 4, 2000 for a summary determination in its favor. By decision and order dated January 3, 2001 the Court (i) denied plaintiff's motion in its entirety and
(ii) denied Company's cross-motion.
	On February 1, 2001, Company moved in the Holdover Proceeding to reargue/renew its cross-motion for summary determination in its favor. On February 12, 2001, plaintiff cross-moved for reargument of its June 23, 2000 motion. The motion and the cross-motion are currently sub judice.
4.	Liabilities
The State of New York had asserted utility tax deficiencies of $1,528,816 through December 31, 1992 in connection with water, steam and non-metered electricity rent inclusion charges to tenants, plus estimated accrued interest of $797,713.
The Supreme Court, New York County granted summary judgment in favor of the State, holding that the State utility tax applies to such rent inclusion charges. The ruling was affirmed by the Appellate Division. Company sought permission to appeal the Appellate Division's decision and order to the Court of Appeals. The Court of Appeals denied Company's motion. In May, 1996,
Company entered into a settlement agreement with the State. Pursuant to the terms of the settlement agreement, Company agreed to pay the State $979,109, plus interest of approximately $605,000 through July 31, 1996. The State had agreed to payment of the aforesaid liability over a period of four years, commencing August, 1996, in equal monthly installments of $40,000, including interest on the unpaid balance at the statutory rate. Final payment was made in June 2000. The State has proposed a tax assessment for the years 1993 through 1995 in the sum of $243,270 plus accrued interest of approximately $138,100 through December 31, 2000. The foregoing proposed assessment has not yet been finalized.
                                -45-
                Empire State Building and Observatory
                NOTES TO COMBINED STATEMENT OF INCOME

                                NOTE
4. 	Liabilities - Continued
The City of New York had asserted a utility tax deficiency in the amount of $277,125 against Company, through December 31, 1994, in connection with water, steam and non-metered electricity rent inclusion charges to tenants, plus accrued interest or approximately $345,603 through April 30, 2000. Company was also liable for an undetermined amount of additional New York City Utility Tax for periods after December 31, 1994. Under a settlement proposed by New York City to all taxpayers, Company agreed to settle utility taxes for all years by paying the tax only for the year 1997. The City reviewed the records of Company for 1997 and determined that no additional utility tax is payable for periods prior to January 1, 1998. Accordingly, the prior proposed assessment of $277,125 plus interest thereon has been cancelled.
The imposition of both New York State and New York City utility taxes on non-metered electricity rent inclusion charges was repealed effective January 1, 1998.

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
5.	Utility tax reduction
The reduction in utility tax of $602,434 represents the difference between the amount of New York State utility tax that had been accrued as opposed to the proposed tax for the years 1993 through 1995. The reduction in utility tax is attributable to a settlement negotiated by Wien & Malkin LLP, which has not yet been finalized.

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

	Real Estate and Accumulated Depreciation
	            December 31, 2000

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


  F  Accumulated amortization....................................  $36,498,362(b)


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

(a) There have been no changes in the carrying values of real estate for the years ended December 31, 2000, December 31, 1999 and December 31, 1998.
The costs for federal income tax purposes are the same as for financial statement purposes.

(b)    Accumulated amortization
              Balance at January 1, 1998                          $35,872,958
                Amortization:
                  F/Y/E 12/31/98                      $208,468
                        12/31/99                       208,468
                        12/31/00                       208,468        625,404

              Balance at December 31, 2000                        $36,498,362

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


Date: April 16, 2001


        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person as Attorney-in-Fact for each of the Partners in Registrant, pursuant to the Power, on behalf of Registrant and as a Partner in Registrant on the date indicated.


By /s/ Stanley Katzman
   Stanley Katzman, Attorney-in-Fact*


Date: April 16, 2001









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
system.
                                -50-

        10(e) Modification and Extension Agreement, dated October 26, 1964 between The Bowery Savings Bank and Celeritas Realty Corp., filed by letter dated March 31, 1981 (Commission File No. 0-827) as Exhibit 10(e) to Registrant's Form 10-K for the fiscal year ended December 31, 1980, is incorporated by reference as an exhibit hereto.

        13(a) Letter to Participants dated April 16, 2001 and supplementary financial reports for the fiscal year ended December 31, 2000. The foregoing material shall not be deemed "filed" with the Commission or otherwise subject to the liabilities of Section 18 of the Securities Exchange Act of 1934.

        24 Powers of Attorney dated August 6,1996 and May 14, 1998, between the Partners of Registrant and Richard A. Shapiro and Stanley Katzman, filed as Exhibit 24 to Registrant's 10-Q for the quarter ended March 31, 1998 and is incorporated by reference as an exhibit hereto.







____________________________________________
*	Page references are based on sequential numbering
system.

                                    -51-