Form 10-Q
period 2001-03-31
EMPIRE STATE BUILDING ASSOCIATES
filed 2001-05-21
CIK 32776

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Empire State Building Associates

Condensed Statement of Income

(Unaudited)

For the Three Months

Ended March 31,

2001 2000

Income:

Rent income, from a related

party (Note B) $1,504,687 $1,504,687

Dividend income 157,165 95,211

---------- ----------

Total income 1,661,852 1,599,898

---------- ----------

Expenses:

Leasehold rent 492,500 492,500

Supervisory services, to a

related party (Note C) 39,854 39,854

Amortization of leasehold 52,117 52,117

Legal fees 972 -0-

---------- ----------

Total expenses 585,443 584,471

---------- ----------

Net income $1,076,409 $1,015,427

========== ==========

Earnings per $10,000 participation

unit, based on 3,300

participation units

outstanding during the period $ 326.18 $ 307.71

========== ==========

Distributions per $10,000

participation consisted

of the following:

Income $ 326.18 $ 307.71

Return of capital 3,972.06 1,993.06

---------- ----------

Total distributions $ 4,298.24 $ 2,300.77

========== ==========

At March 31, 2001 and 2000, there were $33,000,000 of participations outstanding.

See notes to condensed financial statements.

Empire State Building Associates

Condensed Balance Sheet

(Unaudited)

Assets March 31, 2001 December 31, 2000

Current assets :

Cash $ 491,712 $ 325,529

Fidelity U.S. Treasury Income Portfolio 3,614,643 15,408,212

Prepaid rent 23,831 23,831

Additional rent due from Empire State

Building Company, a related party -0- 2,583,762

---------- -----------

Total current assets 4,130,186 18,341,334

---------- -----------

Real Estate

Leasehold on Empire State Building 39,000,000 39,000,000

Less, allowance for amortization 36,550,478 36,498,362

---------- -----------

2,449,522 2,501,638

---------- -----------

Total assets $6,579,708 $20,842,972

========== ===========

Current liabilities:

Accrued legal fees, to a related

party $1,542,393 $1,854,565

Accrued supervisory services,

to a related party -0- 843,310

---------- ----------

Total current liabilities 1,542,393 2,697,875

---------- ----------

Capital:

Capital January 1, 18,145,097 11,339,029

Add, Net income:

January 1, 2001 through March 31, 2001 1,076,409 -0-

January 1, 2000 through December 31, 2000 -0- 17,315,601

---------- ----------

19,221,506 28,654,630

Less, Distributions:

Monthly distributions,

January 1, 2001 through March 31, 2001 972,333 -0-

January 1, 2000 through December 31, 2000 -0- 3,889,333

Empire State Building Associates

Condensed Balance Sheet

(Unaudited)

(CONTINUED)

Additional Distribution on March 31, 2001 December 31, 2000

March 2, 2001 of overage rent

for the lease year ended

December 31, 2000 $13,211,858 $ -0-

Additional Distribution on

February 29, 2000 of overage rent

for the lease year ended

December 31, 1999 -0- 6,620,200

---------- ----------

14,184,191 10,509,533

---------- ----------

Capital:

March 31, 2001 5,037,315 -0-

December 31, 2000 -0- 18,145,097

---------- ----------

Total liabilities and capital

March 31, 2001 $ 6,579,708

December 31, 2000 ========== $20,842,972

==========

See notes to condensed financial statements.

Empire State Building Associates

Condensed Statement of Cash Flows

(Unaudited)

January 1, 2001 January 1, 2000

through through

March 31, 2001 March 31, 2000

Cash flows from operating activities:

Net income $1,076,409 $ 1,015,427

Adjustments to reconcile net income

to net cash provided by operating

activities:

Amortization of leasehold 52,117 52,117

Change in additional rent due 2,583,762 982,109

Change in accrued supervisory services (843,310) (422,566)

Chane in accrued legal fees (312,172) -0-

---------- ----------

Net cash provided by operating

activities 2,556,806 1,627,087

---------- ----------

Cash flows from financing activities:

Cash distributions (14,184,191) (7,592,533)

---------- ----------

Net cash used in financing

activities (14,184,191) (7,592,533)

---------- ----------

Net decrease in cash and

cash equivalents (11,627,385) (5,965,446)

Cash and cash equivalents

beginning of period 15,733,740 9,537,435

---------- ----------

Cash and cash equivalents

end of period $4,106,355 $3,571,989

========== ==========

See notes to condensed financial statements.

Notes to Condensed Financial Statements (unaudited)

Note A Organization and Basis of Presentation

In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of Registrant as of March 31, 2001, its results of operations and cash flows for the three months ended March 31, 2001 and 2000 and its changes in Partners' capital for the three months ended March 31, 2001. Information included in the condensed balance sheet as of December 31, 2000 has been derived from the audited balance sheet included in Registrant's Form 10-K for the year ended December 31, 2000 (the "10-K") previously filed with the Securities and Exchange Commission (the "SEC"). Pursuant to rules and regulations of the SEC, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from these financial statements unless significant changes have taken place since the end of the most recent fiscal year. Accordingly, these unaudited condensed financial statements should be read in conjunction with the financial statements, notes to financial statements and the other information in the 10-K. The results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results to be expected for the full year.

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

Overage Rent and other accumulated interest and dividend income are distributed annually after payment of any additional payments for supervisory services to Supervisor (as described in Note C below). For 2000, Sublessee reported net operating profit of $30,167,523; therefore, there was Overage Rent of $14,583,762 for the year ended December 31, 2000. Registrant paid Supervisor $902,727 as an additional payment for supervisory services.

Sublessee is a New York partnership in which Peter L. Malkin is a partner and trusts created by Peter L. Malkin for family members are beneficial owners of an interest in the Sublessee.

Note C - Supervisory Services

Registrant pays Supervisor for special legal services at hourly rates and for supervisory services and disbursements. The supervisory fees are $100,000 per annum (the "Basic Payment") plus an additional payment of 6% of all distributions to Participants in any year in excess of the amount representing a return of 9% per annum on their remaining original cash investment in any year ("Additional Payment"). At March 31, 2001 such remaining cash investment was $33,000,000, representing the original cash investment of the Participants in Registrant.

No remuneration was paid during the three month period ended March 31, 2001 by Registrant to any of the Partners as such. Pursuant to the Fee arrangements described herein, Registrant paid Supervisor $25,000 of the Basic Payment for supervisory services for the three month period ended March 31, 2001 and $4,951 a month as the Additional Payment for supervisory services.

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

As of March 31, 2001 the Partners owned of record and beneficially an aggregate of $10,000 of participations in Registrant, representing less than 1% of the currently outstanding participations therein totaling $33,000,000.

In addition, as of March 31, 2001 certain of the Partners (or their respective spouses) held additional Participations as follows:

Entities for the benefit of members of Peter L. Malkin's family owned of record and beneficially $546,250 of Participations. Mr. Malkin disclaims any beneficial ownership of such Participations, except that related Trusts are required to complete scheduled payments to Mr. Malkin.

Peter L. Malkin owned of record as trustee or co-trustee, but not beneficially, $262,500 of Participations. Mr. Malkin disclaims any beneficial ownership of such Participations.

Note D Accrued Legal Fees

During the three months ended March 31, 2001, legal fees, previously accrued, of $312,172 were paid to the firm of Wien & Malkin LLP, a related party.

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

Registrant does not pay dividends. During the three month period ended March 31, 2001 Registrant made regular monthly distributions of $98.21 for each $10,000 participation ($1,178.52 per annum for each $10,000 participation). There are no restrictions on Registrant's present or future ability to make distributions; however, the amount of such distributions, particularly distributions of Overage Rent, depends solely on the ability of Sublessee to make payments of Basic Rent and Overage Rent to Registrant in accordance with the terms of the Sublease. Registrant expects to make distributions in the future so long as it receives the payments provided for under the Sublease. See Note B.

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

Total income increased for the three month period ended March 31, 2001 as compared with the three month period ended March 31, 2000. Such increase resulted from an increase in dividend income earned on funds temporarily invested in Fidelity U.S. Treasury Income Portfolio.

Total expenses increased for the three month period ended March 31, 2001 as compared with the three month period ended March 31, 2000. Such increase is attributable to legal fees incurred during the three month period ended March 31, 2001.

The State of New York has asserted utility tax deficiencies against Sublessee through December 31, 1992 in connection with water, steam and non-metered electricity rent inclusion charges to tenants, plus interest thereon. The Supreme Court, New York County, granted summary judgment in favor of the State, which was affirmed by the Appellate Division, holding that the State utility tax applies to such inclusion charges. Pursuant to the terms of the settlement agreement, Sublessee agreed to pay the State's assessed tax in the sum of $979,109, plus interest of approximately $605,000 through July 31, 1996. The State had agreed to payment of the aforesaid liability over a period of four years, commencing August, 1996, in equal monthly installments of $40,000, including interest on the unpaid balance at the statutory rate. Final payment was made in June 2000.

Sublessee also is liable for New York State Utility Tax for periods after December 31, 1992. The state has proposed a tax assessment for the years 1993 through 1995 in the sum of $243,270 plus accrued interest of approximately $142,900 through March 31, 2001. The foregoing proposed assessment has not yet been finalized.

The City of New York had asserted a Utility Tax deficiency in the amount of $277,125 against Sublessee, through December 31, 1994, in connection with water, steam and non-metered electricity rent inclusion charges to tenants, plus accrued interest of approximately $345,603 through April 30, 2000. Sublessee was also liable for an undetermined amount of additional New York City Utility Tax for periods after December 31, 1994. Under a settlement proposed by New York City to all taxpayers, Sublessee agreed to settle utility taxes for all years by paying the tax only for the year 1997. The City reviewed the records of Sublessee for 1997 and determined that no additional utility tax is payable for periods prior to January 1, 1998. Accordingly, the prior proposed assessment of $277,125 plus interest thereon has been cancelled. New York City and New York State repealed the utility tax, as it applies to Company, effective January 1, 1998.

Liquidity and Capital Resources

There has been no significant change in Registrant's liquidity for the three month period ended March 31, 2001, as compared with the three month period ended March 31, 2000.

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

Inflation

Registrant believes that there has been no material change in the impact of inflation on its operations since the filing of its report on Form 10-K for the year ended December 31, 2000, which report and all exhibits thereto are incorporated herein by reference and made a part hereof.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

The Property of Registrant is the subject of the following pending litigation:

Studley v. Empire State Building Associates: On October 21, 1991, in an action entitled Studley v. Empire State Building Associates et al., the holder of a $20,000 original participation in Registrant brought suit in New York Supreme Court, New York County against the Agents for Registrant (Peter L. Malkin, Donald A. Bettex and Alvin Silverman), in their individual capacities and Wien, Malkin & Bettex (currently "Wien & Malkin LLP") Supervisor to Registrant. The suit claimed that the defendants had engaged in breaches of fiduciary duty and acts of self-dealing in relation to the Agents' solicitation of consents and authorizations from the participants in Registrant in September 1991 and in relation to other unrelated acts of the Agents and the sublessee. By order dated July 14, 1997, and entered July 29, 1997, the Supreme Court granted defendants' motion for summary judgment and dismissal of the action. The Plaintiff filed an appeal with respect to the foregoing order. By decision and order entered April 2, 1998, the Appellate Division of the Supreme Court unanimously affirmed the order dismissing the action. The plaintiff was denied permission to appeal the Appellate Division's ruling to the New York Court of Appeals. In October 1997, the plaintiff has filed a further Complaint in New York Supreme Court alleging similar claims, purportedly as a class action. Defendants' counsel filed a motion to dismiss the new complaint based upon the courts' prior rulings and on other grounds. The Court granted the motion to dismiss the new complaint in its entirety. By order dated October 17, 2000, the Appellate Division affirmed dismissal of the new complaint. By order dated January 23, 2001, the Appellate Division denied plaintiff permission to appeal to the New York Court of Appeals. By order dated April 26, 2001, the New York Court of Appeals denied plaintiff permission to appeal, thereby finally concluding the action.

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

Wien & Malkin LLP, et. al. v. Helmsley-Spear, Inc., et. al. On June 19, 1997 Wien & Malkin LLP and Peter L. Malkin filed an action in the Supreme Court of the State of New York, against Helmsley-Spear, Inc. and Leona Helmsley concerning various partnerships which own, lease or operate buildings managed by Helmsley-Spear, Inc., including Registrant's property. In their complaint, plaintiffs sought the removal of Helmsley-Spear, Inc. as managing and leasing agent for all of the buildings. Plaintiffs also sought an order precluding Leona Helmsley from exercising any partner management powers in the partnerships. In August, 1997, the Supreme Court directed that the foregoing claims proceed to arbitration. As a result, Mr. Malkin and Wien & Malkin LLP filed an arbitration complaint against Helmsley-Spear, Inc. and Mrs. Helmsley before the American Arbitration Association. Helmsley-Spear, Inc. and Mrs. Helmsley served answers denying liability and asserting various affirmative defenses and counterclaims; and Mr. Malkin and Wien & Malkin LLP filed a reply denying the counterclaims. By agreement dated December 16, 1997, Mr. Malkin and Wien & Malkin LLP (each for their own account and not in any representative capacity) reached a settlement with Mrs. Helmsley of the claims and counterclaims in the arbitration and litigation between them. Mr. Malkin and Wien & Malkin LLP then continued their prosecution of claims in the arbitration for relief against Helmsley-Spear, Inc., including its termination as the leasing and managing agent for various entities and properties, including the Registrant's Lessee. The arbitration hearings were concluded in June 2000, and the arbitrators issued their decision on March 30, 2001, ordering that the termination of Helmsley-Spear, Inc. would require a new vote by the partners in the Lessee, setting forth procedures for such a vote, and denying the other claims of all parties. Following the decision, Helmsley-Spear, Inc. applied to the court for confirmation of the decision, and Mr. Malkin and Wien & Malkin LLP applied to the court for an order setting aside that part of the decision regarding the procedure for partnership voting to terminate Helmsley-Spear, Inc. and various other parts of the decision on legal grounds. The parties' applications to the court are pending.

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

Under Sublessee's management, the Building during this decade has won six awards from the Building Owners and Management Association ("BOMA") (BOMA/NY Award 1989; BOMA Middle Atlantic Region Award 1991/92 & 2000/01 and the BOMA International Award for excellence 1992/93). The New York Landmarks Conservancy awarded a Merit Citation to the Building. In 1994, Metaloptics recognized the Building for excellence in lighting efficiency. In December 1994, Energy User News, a national publication, awarded a Certificate of Merit in the lighting category for excellence and innovation in energy efficiency and management of the Building.

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

Date: May 21, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the undersigned as Attorney-in-Fact for each of the Partners in Registrant, pursuant to the Power, on behalf of Registrant on the date indicated.

By: /s/ Richard A. Shapiro

Richard A. Shapiro, Attorney-in-Fact*

Date: May 21, 2001

__________________________

* Mr. Shapiro supervises accounting functions for Registrant.

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