Form 10-Q
period 2001-06-30
EMPIRE STATE BUILDING ASSOCIATES
filed 2001-08-20
CIK 32776

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

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

2001 2000 2001 2000

Income:

Rent income, from a related

party (Note B) $1,504,688 $1,504,688 $3,009,375 $3,009,375

Dividend income 38,193 48,471 195,358 143,682

---------- ---------- ---------- ----------

Total income 1,542,881 1,553,159 3,204,733 3,153,057

---------- ---------- ---------- ----------

Expenses:

Leasehold rent 492,500 492,500 985,000 985,000

Supervisory services, to a

related party (Note C) 39,854 39,854 79,708 79,708

Amortization of leasehold 52,117 52,117 104,234 104,234

Legal fees (Including $53,305

paid to a related party)

(Note D) 53,305 -0- 54,277 -0-

---------- ---------- ---------- ----------

Total expenses 637,776 584,471 1,223,219 1,168,942

---------- ---------- ---------- ----------

Net income $ 905,105 $ 968,688 $1,981,514 $1,984,115

========== ========== ========== ==========

Earnings per $10,000

Participation unit, based

on 3,300 participation units

outstanding during the period $ 274.28 $ 293.54 $ 600.46 $ 601.25

========== ========== ========== ==========

Distributions per $10,000

participation consisted

of the following:

Income $ 274.28 $ 293.54 $ 600.46 $ 601.25

Return of capital 20.38 1.11 3,992.44 1,994.16

---------- ---------- ---------- ----------

Total distributions $ 294.66 $ 294.65 $ 4,592.90 $ 2,595.41

========== ========== ========== ==========

At June 30, 2001 and 2000, there were $33,000,000 of participations outstanding.

See notes to condensed financial statements.

Empire State Building Associates

Condensed Balance Sheet

(Unaudited)

Assets June 30, 2001 December 31, 2000

Current assets

Cash $ 324,713 $ 325,529

Fidelity U.S. Treasury Income Portfolio 2,224,138 15,408,212

Prepaid rent 23,831 23,831

Additional rent due from Empire State

Building Company, a related party -0- $ 2,583,762

---------- -----------

Total current assets 2,572,682 18,341,334

---------- -----------

Real Estate

Leasehold on Empire State Building 39,000,000 39,000,000

Less, allowance for amortization 36,602,596 36,498,362

---------- -----------

2,397,404 2,501,638

---------- -----------

Total assets $4,970,086 $20,842,972

========== ===========

Current Liabilities:

Accrued legal fees, to a related

party (Note D) $ -0- $1,854,565

Accrued supervisory services,

to a related party -0- 843,310

---------- ----------

Total current liabilities $ -0- $2,697,875

---------- ----------

Capital:

Capital January 1, $18,145,097 $11,339,029

Add, Net income:

January 1, 2001 through June 30, 2001 1,981,514 -0-

January 1, 2000 through December 31, 2000 -0- 17,315,601

---------- ----------

20,126,611 28,654,630

---------- ----------

Less, Distributions:

Monthly distributions,

January 1, 2001 through June 30, 2001 1,944,667 -0-

January 1, 2000 through December 31, 2000 -0- 3,889,333

Empire State Building Associates

Condensed Balance Sheet

(Unaudited)

(CONTINUED)

Additional distribution on June 30, 2001 December 31, 2000

March 2, 2001 of overage rent

for the lease year ended

December 31, 2000 $ 13,211,858 $ -0-

Additional distribution on

February 29,2000 of overage rent

for the lease year ended

December 31, 1999 -0- 6,620,200

---------- ----------

Total distributions $ 15,156,525 $ 10,509,533

---------- ----------

Capital

June 30, 2001 4,970,086 -0-

December 31, 2000 -0- 18,145,097

---------- ----------

Total liabilities and capital

June 30, 2001 $4,970,086

December 31, 2000 ========== $20,842,972

==========

See notes to condensed financial statements.

Empire State Building Associates

Condensed Statement of Cash Flows

(Unaudited)

January 1, 2001 January 1, 2000

through through

June 30, 2001 June 30, 2000

Cash flows from operating activities:

Net income $1,981,514 $ 1,984,115

Adjustments to reconcile net income

to net cash provided by operating

activities:

Amortization of leasehold 104,234 104,234

Change in additional rent due 2,583,762 982,109

Change in accrued supervisory services (843,310) (422,566)

Change in accrued legal fees (1,854,565) -0-

---------- ----------

Net cash provided by operating

activities 1,971,635 2,647,892

---------- ----------

Cash flows from financing activities:

Cash distributions (15,156,525) (8,564,867)

---------- ----------

Net cash used in financing

activities (15,156,525) (8,564,867)

---------- ----------

Net decrease in cash

and cash equivalents (13,184,890) (5,916,975)

Cash and cash equivalents

beginning of period 15,733,741 9,537,435

---------- ----------

Cash and cash equivalents

end of period $2,548,851 $ 3,620,460

========== ==========

See notes to condensed financial statements.

Notes to Condensed Financial Statements (unaudited)

Note A Organization and basis of Presentation

In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of Registrant as of June 30, 2001, its results of operations for the six months and three months ended June 30, 2001 and 2000 and cash flows for the six months ended June 30, 2001 and 2000 and its changes in Partners' capital for the six months ended June 30, 2001. Information included in the condensed balance sheet as of December 31, 2000 has been derived from the audited balance sheet included in Registrant's Form 10-K for the year ended December 31, 2000 (the "10-K") previously filed with the Securities and Exchange Commission (the "SEC"). Pursuant to rules and regulations of the SEC, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from these financial statements unless significant changes have taken place since the end of the most recent fiscal year. Accordingly, these unaudited condensed financial statements should be read in conjunction with the financial statements, notes to financial statements and the other information in the 10-K. The results of operations for the six months ended June 30, 2001 are not necessarily indicative of the results to be expected for the full year.

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

Note C - Supervisory Services

Registrant pays Supervisor for special legal services at hourly rates and for supervisory services and disbursements. The supervisory fees are $100,000 per annum (the "Basic Payment") plus an additional payment of 6% of all distributions to Participants in any year in excess of the amount representing a return of 9% per annum on their remaining original cash investment in any year ("Additional Payment"). At June 30, 2001 such remaining cash investment was $33,000,000, representing the original cash investment of the Participants in Registrant.

No remuneration was paid during the six month period ended June 30, 2001 by Registrant to any of the Partners as such. Pursuant to the Fee arrangements described herein, Registrant paid Supervisor $50,000 of the Basic Payment for supervisory services for the six month period ended June 30, 2001 and $4,951 a month as the Additional Payment for supervisory services.

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

As of June 30, 2001 the Partners owned of record and beneficially an aggregate of $15,000 of participations in Registrant, representing less than 1% of the currently outstanding participations therein totaling $33,000,000.

In addition, as of June 30, 2001 certain of the Partners (or their respective spouses) held additional Participations as follows:

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

Note D Legal Fees

During the six months ended June 30, 2001, legal fees, previously accrued, of $1,854,565 were paid to the firm of Wien & Malkin LLP, a related party. Legal fee expense of $53,305 for the three months ended June 30, 2001, represents payments to Wien, Malkin LLP for advances to third-party professionals for legal fees and disbursements relating to the Studley litigation. See Part II, Item 1.

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

Registrant does not pay dividends. During the six month period ended June 30, 2001 Registrant made regular monthly distributions of $98.21 for each $10,000 participation ($1,178.52 per annum for each $10,000 participation). There are no restrictions on Registrant's present or future ability to make distributions; however, the amount of such distributions, particularly distributions of Overage Rent, depends solely on the ability of Sublessee to make payments of Basic Rent and Overage Rent to Registrant in accordance with the terms of the Sublease. Registrant expects to make distributions in the future so long as it receives the payments provided for under the Sublease. See Note B.

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

Total income increased for the six month period ended June 30, 2001 as compared with the six month period ended June 30, 2000. Such increase was the result of an increase in dividend income earned on funds temporarily invested in Fidelity U.S. Treasury Income Portfolio. Total expenses increased for the six month period ended June 30, 2001 as compared with the six month period ended June 30, 2000. Such increase is attributable to legal fees incurred during the six month period ended June 30, 2001.

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

Sublessee also is liable for New York State Utility Tax for periods after December 31, 1992. The state has proposed a tax assessment for the years 1993 through 1995 in the sum of $243,270 plus accrued interest of approximately $145,200 through May 31, 2001. The foregoing proposed assessment has not yet been finalized.

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

Liquidity and Capital Resources

There has been no significant change in Registrant's liquidity for the six month period ended June 30, 2001, as compared with the six month period ended June 30, 2000.

Assuming that the Building continues to generate an annual net profit in future years comparable to that in the current year, Registrant anticipates that the value of the Building and the Property will exceed the indicated balance sheet value at June 30, 2001.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

The Property of Registrant is the subject of the following pending litigation:

Studley v. Empire State Building Associates: On October 21, 1991, in an action entitled Studley v. Empire State Building Associates et al., the holder of a $20,000 original participation in Registrant brought suit in New York Supreme Court, New York County against the Agents for Registrant (Peter L. Malkin, Donald A. Bettex and Alvin Silverman), in their individual capacities and Wien, Malkin & Bettex (currently "Wien & Malkin LLP") Supervisor to Registrant. The suit claimed that the defendants had engaged in breaches of fiduciary duty and acts of self-dealing in relation to the Agents' solicitation of consents and authorizations from the participants in Registrant in September 1991 and in relation to other unrelated acts of the Agents and the sublessee. By order dated July 14, 1997, and entered July 29, 1997, the Supreme Court granted defendants' motion for summary judgment and dismissal of the action. The Plaintiff filed an appeal with respect to the foregoing order. By decision and order entered April 2, 1998, the Appellate Division of the Supreme Court unanimously affirmed the order dismissing the action. The plaintiff was denied permission to appeal the Appellate Division's ruling to the New York Court of Appeals. In October 1997, the plaintiff filed a further Complaint in New York Supreme Court alleging similar claims, purportedly as a class action. Defendants' counsel filed a motion to dismiss the new complaint based upon the courts' prior rulings and on other grounds. The Court granted the motion to dismiss the new complaint in its entirety. By order dated October 17, 2000, the Appellate Division affirmed dismissal of the new complaint. By order dated January 23, 2001, the Appellate Division denied plaintiff permission to appeal to the New York Court of Appeals. By order dated April 26, 2001, the New York Court of Appeals denied plaintiff permission to appeal, thereby finally concluding the action.

Proceedings involving Trump Empire State Partners: In December 1994, Registrant received a notice of default from Trump. The Trump default notice to Registrant claimed that Registrant was in violation of its master lease because of extensive work which Sublessee had undertaken as part of an improvement program that commenced before Trump reportedly acquired its interest in the property in 1994. Trump's notice also complained that the Building was in need of repairs. On February 14, 1995, Registrant and Sublessee filed an action ("Action No. 1") in New York State Supreme Court against Trump for a declaratory judgment that none of the matters set forth in the notice of default constitutes a violation of the master lease or sublease and that the notice of default is entirely without merit. Registrant's and Sublessee's suit also sought an injunction to prevent Trump from implementing the notice of default. On March 24, 1995, the Court granted Registrant a preliminary injunction against Trump. In 1996 the Court granted two additional preliminary injunctions against Trump with respect to two additional default notices. The preliminary injunctions prohibit Trump from acting on its notices of default to Registrant at any time, pending the prosecution of claims by Registrant and Sublessee for a final declaratory judgment and an injunction and other relief against the Trump defendants. The Appellate Court upheld and affirmed the granting of such preliminary injunctions against the Trump defendants.

On February 15, 1995, Trump filed an action ("Action No. 2") against Registrant, Sublessee, Supervisor, Harry B. Helmsley, a partner in Sublessee, Helmsley-Spear, Inc. (the management company of the Empire State Building), and the Agents for Registrant in New York State Supreme Court, alleging that the notice of default is valid and seeking damages and related relief based thereon. On October 24, 1996 the Court dismissed all of Trump's claims in their entirety against all defendants in Action No. 2. Trump appealed this Order. The Appellate Court unanimously affirmed the dismissal of Trump's claims.

In May, 1995, Registrant and Sublessee filed a separate legal action ("Action No. 3") against Trump and various affiliated persons for breach of the master lease and sublease and disparagement of the property in violation of Registrant' and Sublessee's leasehold rights. The action was amended to include additional claims by Registrant and Sublessee (the "Ownership Claim") seeking a declaratory judgment that they may act as an owner of the Property for purposes of making applications and related activities pursuant to the New York City Building Code. By decision and order dated October 24, 1996, the Court sustained Registrant's and Sublessee's claims concerning the parties who may act as owner of the Property under the Building Code, but dismissed Registrant's and Sublessee's claims against Trump and co-defendants for money damages. Registrant and Sublessee appealed that portion of the Court's order dismissing their claims for money damages. The Appellate Court affirmed that part of the Court's order dismissing the claims for money damages.

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

Wien & Malkin LLP, et. al. v. Helmsley-Spear, Inc., et. al. On June 19, 1997 Wien & Malkin LLP and Peter L. Malkin filed an action in the Supreme Court of the State of New York, against Helmsley-Spear, Inc. and Leona Helmsley concerning various partnerships which own, lease or operate buildings managed by Helmsley-Spear, Inc., including Registrant's property. In their complaint, plaintiffs sought the removal of Helmsley-Spear, Inc. as managing and leasing agent for all of the buildings. Plaintiffs also sought an order precluding Leona Helmsley from exercising any partner management powers in the partnerships. In August, 1997, the Supreme Court directed that the foregoing claims proceed to arbitration. As a result, Mr. Malkin and Wien & Malkin LLP filed an arbitration complaint against Helmsley-Spear, Inc. and Mrs. Helmsley before the American Arbitration Association. Helmsley-Spear, Inc. and Mrs. Helmsley served answers denying liability and asserting various affirmative defenses and counterclaims; and Mr. Malkin and Wien & Malkin LLP filed a reply denying the counterclaims. By agreement dated December 16, 1997, Mr. Malkin and Wien & Malkin LLP (each for their own account and not in any representative capacity) reached a settlement with Mrs. Helmsley of the claims and counterclaims in the arbitration and litigation between them. Mr. Malkin and Wien & Malkin LLP then continued their prosecution of claims in the arbitration for relief against Helmsley-Spear, Inc., including its termination as the leasing and managing agent for various entities and properties, including the Registrant's Lessee. The arbitration hearings were concluded in June 2000, and the arbitrators issued their decision on March 30, 2001, ordering that the termination of Helmsley-Spear, Inc. would require a new vote by the partners in the Lessee, setting forth procedures for such a vote, and denying the other claims of all parties. Following the decision, Helmsley-Spear, Inc. applied to the court for confirmation of the decision, and Mr. Malkin and Wien & Malkin LLP applied to the court for an order setting aside that part of the decision regarding the procedure for partnership voting to terminate Helmsley-Spear, Inc. and various other parts of the decision on legal grounds. The court granted the motion to confirm the arbitrators' decision and denied the application to set aside part of the arbitrators' decision. Mr. Malkin and Wien & Malkin LLP have served notice of appeal of the court's determination.

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

Date: August 20, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the undersigned as Attorney-in-Fact for each of the Partners in Registrant, pursuant to the Power, on behalf of Registrant on the date indicated.

By: /s/ Stanley Katzman

Stanley Katzman, Attorney-in-Fact*

Date: August 20, 2001

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