Form 10-Q
period 2001-09-30
EMPIRE STATE BUILDING ASSOCIATES
filed 2001-11-20
CIK 32776

FORM 10-Q

                SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549



[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended September 30, 2001
                                OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ___________

Commission file number 0-827

        EMPIRE STATE BUILDING ASSOCIATES L.L.C.
(Exact name of registrant as specified in its charter)

A New York Limited Liability Company            13-6084254
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



                  PART I.  FINANCIAL INFORMATION

                Item 1.  Financial Statements.

                Empire State Building Associates L.L.C.
                   Condensed Statements of Income
                        (Unaudited)

                             For the Three Months    For the Nine Months
                               Ended September 30,   Ended September 30,
                                2001       2000          2001       2000
Income:
  Rent income, from a
    related party (Note B) $1,504,688  $1,504,688  $4,514,063  $4,514,063
  Dividend income              23,094      52,024     218,452     195,705
  Miscellaneous income
    (Note D)                1,660,904         -0-   1,660,904        -0-
                            ---------  ----------   ----------  ----------
           Total income     3,188,686   1,556,712   6,393,419   4,709,768
                           ----------  ----------   ---------  ----------
Expenses:
  Leasehold rent              492,500     492,500   1,477,500   1,477,500
  Supervisory services, to
   a related party (Note C)    39,855      39,854     119,563     119,563
  Amortization of leasehold    52,117      52,117     156,351     156,351
  Special Fees (Including
   $114,009 paid to a
   related party)(Note D)     65,206         -0-      119,483         -0-
  Miscellaneous               12,000         -0-       12,000         -0-
                            ---------    ---------  ----------  ---------
        Total expenses       661,678      584,471   1,884,897   1,753,414
                            ---------    ---------  ----------  ----------
Net income                $2,527,008    $ 972,241  $4,508,522  $2,956,354
                           =========    =========  ==========  ==========
Earnings per $10,000
  participation unit,
  based on 3,300 participation
  units outstanding
  during the period        $  765.76    $  294.62  $ 1,366.22  $   895.86
                           =========    =========  ==========  ==========
Distributions per $10,000
  participation consisted
  of the following:
    Income                 $  294.65    $  294.62  $ 1,366.22  $   895.86
    Return of capital            .00          .03    3,521.31    1,994.20
                           ---------    ---------  ----------  ----------
   Total distributions     $  294.65    $  294.65  $ 4,887.53  $ 2,890.06
                           =========    =========  ==========  ==========

     At September 30, 2001 and 2000, there were $33,000,000 of participations outstanding.
               See notes to condensed financial statements

                            -1-

                Empire State Building Associates L.L.C.
                        Condensed Balance Sheets
                                (Unaudited)

Assets                                 September 30, 2001   December 31, 2000
Current assets
  Cash                                        $  326,873      $   325,529
  Fidelity U.S. Treasury Income Portfolio      3,828,770       15,408,212
  Prepaid rent                                    23,831           23,831
  Additional rent due from Empire State
    Building Company, a related party                -0-        2,583,762
                                              ----------      -----------
                Total current Assets           4,179,474       18,341,334
                                              ----------     -----------
Real Estate
  Leasehold on Empire State Building          39,000,000       39,000,000
  Less, allowance for amortization            36,654,713       36,498,362
                                              ----------      -----------
                                               2,345,287        2,501,638
                                              ----------      -----------
                Total Assets                  $6,524,761      $20,842,972
                                              ==========      ===========
Current Liabilities:
  Accrued legal fees, to a
    related party                             $      -0-       $1,854,565
  Accrued supervisory services,
    to a related party                               -0-          843,310
                                              ----------      -----------
                Total Liabilities             $      -0-       $2,697,875
                                              ----------      ----------
Capital
Capital January 1,                            18,145,097       11,339,029
Add, Net income:
 January 1, 2001 through September 30, 2001    4,508,522             -0-
 January 1, 2000 through December 31, 2000           -0-       17,315,601
                                              ----------      ----------
                                              22,653,619      $28,654,630
                                              ----------     -----------
Less, Distributions:
Monthly distributions,
  January 1, 2001 through September 30, 2001   2,917,000              -0-
  January 1, 2000 through December 31, 2000          -0-        3,889,333
Additional Distribution on March 2, 2001
  of overage rent for the lease year
  ended December 31, 2000                    13,211,858              -0-
Additional Distribution on February 29, 2000
  of overage rent for the lease year
  ended December 31, 1999                            -0-        6,620,200
                                            -----------        ----------
        Total distributions                $ 16,128,858       $10,509,533
                                            -----------        ----------
                            -2-


                Empire State Building Associates L.L.C.
                        Condensed Balance Sheets
                                (Unaudited)


 (CONTINUED)
                                     September 30, 2001   December 31, 2000
 Capital
   September 30, 2001                        $6,524,761   $       -0-
   December 31, 2000                                -0-    18,145,097
                                             ----------    ----------
 Total Liabilities and Capital:
       September 30, 2001                   $6,524,761
       December 31, 2000                     =========    $20,842,972
                                                           ==========





        See notes to condensed financial statements

                                -3-

                Empire State Building Associates L.L.C.
                        Statements of Cash Flows
                              (Unaudited)

                                      January 1, 2001         January 1, 2000
                                         through                  through
                                     September 30, 2001      September 30, 2000

Cash flows from operating
  activities:
   Net income                                 $4,508,522            $2,956,354
     Adjustments to reconcile
      net income to net cash provided
      by operating activities:
     Amortization of leasehold                   156,351               156,351
      Change in additional rent due
       from Empire State
     Building Company                          2,583,762               982,109
	Change in accrued
          supervisory services                  (843,310)             (422,566)
     Change in accrued legal fees             (1,854,565)                  -0-
                                              ----------            ----------
	Net cash provided by operating
          activities                           4,550,760            3,672,248
                                             ----------              ----------
Cash flows from financing activities:
        Cash distributions                   (16,128,858)          (9,537,200)
                                             ----------              ----------
	Net cash used in financing
          activities                         (16,128,858)          (9,537,200)
                                             ----------              ----------
	Net decrease in cash
          and cash equivalents               (11,578,098)          (5,864,952)

Cash and cash equivalents
  beginning of period                         15,733,741            9,537,435
                                              ----------           ----------
Cash and cash equivalents
  end of period                               $4,155,643           $3,672,483
                                              ==========           ==========







See notes to condensed financial statements
                                -4-

Notes to Condensed Financial Statements (unaudited)


Note A - Basis of Presentation

         In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of Registrant as of September 30, 2001, its results of operations for the nine and three months ended September 30, 2001 and 2000 and cash flows for the nine months ended September 30, 2001 and 2000 and its changes in Partners' capital for the nine months ended September 30, 2001. Information included in the condensed balance sheet as of December 31, 2000 has been derived from the audited balance sheet included in Registrant's Form 10-K for the year ended December 31, 2000 (the "10-K") previously filed with the Securities and Exchange Commission (the "SEC"). Pursuant to rules and regulations of the SEC, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from these financial statements unless significant changes have taken place since the end of the most recent fiscal year. Accordingly, these unaudited condensed financial statements should be read in conjunction with the financial statements, notes to financial statements and the other information in the 10-K. The results of operations for the nine months ended September 30, 2001 are not necessarily indicative of the results to be expected for the full year.

Note B - Interim Period Reporting


         Registrant was organized on July 11, 1961 as a general partnership. On October 1, 2001, Registrant converted from a general partnership to a limited liability company under New York law and is now known as Empire State Building Associates L.L.C. The conversion does not change any aspect of the assets and opertions of Registrant other than to protect its participants from any future liability to a third party. Registrant owns the tenant's interest in a master operating leasehold (the "Master Lease") on the Empire State Building (the "Building") and the land thereunder, located at 350 Fifth Avenue, New York, New York (the "Property"). The fee owner of the property is Trump Empire State Partners. Registrant's members are Peter L. Malkin, Anthony E. Malkin and Thomas N. Keltner, Jr. (collectively, the "Agents"), each of whom also acts as an agent for holders of participations in his respective member interest in Registrant (the "Participants"). Effective August 6, 2001, Anthony E. Malkin succeeded Richard A. Shapiro as Agent in Registrant.

                             -5-
         The initial term of the Master Lease expired on January 5, 1992. On January 30, 1989, Registrant exercised its first of four 21-year renewal options contained in the Master Lease and extended the Master Lease through January 5, 2013. The annual rent payable under the Master Lease is $1,970,000 through January 5, 2013 and $1,723,750 annually during the term of each renewal period thereafter.

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

                                -6-
         Sublessee is a New York partnership in which Peter L.
Malkin is a partner and Trusts created by Peter L. Malkin for family members are beneficial owners of an interest in the Sublessee.

Note C - Supervisory Services

         Registrant pays Supervisor for special services at hourly rates and for supervisory services and disbursements. The supervisory fees are $100,000 per annum (the "Basic Payment") plus an additional payment of 6% of all distributions to Participants in any year in excess of the amount representing a return of 9% per annum on their remaining original cash investment in any year ("Additional Payment"). At September 30, 2001, such remaining cash investment was $33,000,000, representing the original cash investment of the Participants in Registrant.

         No remuneration was paid during the nine month period ended September 30, 2001 by Registrant to any of the Agents as such. Pursuant to the fee arrangements described herein, Registrant paid Supervisor $75,000 of the Basic Payment for supervisory services for the nine month period ended September 30, 2001, and $4,951 a month as the Additional Payment for supervisory services.

         The supervisory services provided to Registrant by Supervisor include, but are not limited to, providing or coordinating with counsel to Registrant, maintaining all of its entity and Participant records, performing physical inspections of the Building, reviewing insurance coverage, conducting annual supervisory review meetings, receipt of monthly rent from Net Lessee, payment of monthly and additional distributions to the Participants, payment of all other disbursements, confirmation of the payment of real estate taxes, and active review of financial statements submitted to Registrant by Net Lessee and financial statements audited by and tax information prepared by Registrant's independent certified public accountant, and distribution of such materials to the Participants. Supervisor also prepares quarterly, annual and other periodic filings with the Securities and Exchange Commission and applicable state authorities.

         Reference is made to Note B of this Item 1 ("Note B") for a description of the terms of the Sublease between Registrant and Sublessee. The respective interests of the Agents in Registrant and in Sublessee arise solely from ownership of their respective Participations in Registrant and, in the case of Mr. Malkin, his family trusts' ownership of interests in Sublessee. The Agents as such receive no extra or special benefit not shared on a pro rata basis with all other Participants in Registrant or partners in Sublessee. However, each of the two Agents who is currently a member of Supervisor (which supervises Registrant and Sublessee), by reason of his interests in Supervisor, may receive income attributable to supervisory, service, legal or other remuneration paid to Supervisor for services rendered to Registrant and Sublessee.
                            -7-
         As of September 30, 2001, the Agents owned of record and beneficially an aggregate of $28,334 of Participations in Registrant, representing less than 1% of the currently outstanding Participations therein totaling $33,000,000.

         In addition, as of September 30, 2001 certain of the Agents (or their respective spouses) held additional Participations as follows:

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


Note D - Special Fees and Miscellaneous Income

During the nine months ended September 30, 2001, fees, previously accrued, of $1,854,565 were paid to the firm of Wien & Malkin LLP, a related party. Special fees of $119,483 for the nine months ended September 30, 2001, included payments of $114,009 to Wien & Malkin LLP for advances to third-party professionals for legal fees and disbursements relating to the Studley litigation. See Part II, Item 1.

 In September 2001 Registrant received from the lessee and reflected in its financial statements as miscellaneous income, $1,660,904 as a reimbursement for fees and disbursements previously incurred.



                               -8-
Item 2.	Management's Discussion and Analysis of
Financial Condition and Results of Operations

         As stated in Note B, Registrant was organized for the purpose of acquiring the Master Lease of the Property subject to the Sublease. Basic Rent received by Registrant is used to pay annual rent due under the Master Lease, the Basic Payment and the Additional Payment for supervisory services; the balance of such Basic Rent is distributed to the Participants. Overage Rent and any interest and dividends accumulated thereon are distributed to the Participants after the Additional Payment is made to Supervisor. See Note C of
Item 1 above. Pursuant to the Sublease, Sublessee has assumed responsibility for the condition, operation, repair, maintenance and management of the Property. Registrant is not required to maintain substantial liquid assets to defray any operating expenses of the Property.
                                -9-

         Registrant does not pay dividends. During the nine month period ended September 30, 2001, Registrant made regular monthly distributions of $98.21 for each $10,000 participation ($1,178.52 per annum for each $10,000 participation). There are no restrictions on Registrant's present or future ability to make distributions; however, the amount of such distributions, particularly distributions of Overage Rent, depends solely on the ability of Sublessee to make payments of Basic Rent and Overage Rent to Registrant in accordance with the terms of the Sublease. Registrant expects to make distributions in the future so long as it receives the payments provided for under the Sublease. See Note B.

         Registrant's results of operations are affected primarily by the amount of rent payable to it under the Sublease. The amount of Overage Rent payable to Registrant is affected by the cycles in the New York City economy and the real estate rental market. It is difficult for management to forecast the New York City economy and real estate market over the next few years.
                             -
         Total income increased for the nine month period ended September 30, 2001 as compared with the nine month period ended September 30, 2000. Such increase resulted from the reimbursement from the Sublessee of advances made to third party professionals. Total expenses increased for the nine month period ended September 30, 2001 as compared with the nine month period ended September 30, 2000. Such increase resulted from legal and miscellaneous fees being incurred during the nine month period ended September 30, 2001.

         Sublessee is liable for New York State Utility Tax for periods after December 31, 1992. The state has proposed a tax assessment for the years 1993 through 1995 in the sum of $243,270 plus accrued interest of approximately $147,600 through August 31, 2001. The foregoing proposed assessment has not yet been finalized.
                              -10-

                Liquidity and Capital Resources

         There has been no significant change in Registrant's liquidity for the nine month period ended September 30, 2001, as compared with the nine month period ended September 30, 2000, and Registrant may from time to time establish a reserve for contingent or unforeseen liabilities.

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

          The Property of Registrant is the subject of the following pending litigation:

          Wien & Malkin LLP, et. al. v. Helmsley-Spear, Inc., et. al.
On June 19, 1997 Wien & Malkin LLP and Peter L. Malkin filed an action in the Supreme Court of the State of New York, against Helmsley-Spear, Inc. and Leona Helmsley concerning various partnerships which own, lease or operate buildings managed by Helmsley-Spear, Inc., including Registrant's property. In their complaint, plaintiffs sought the

                        -11-
removal of Helmsley-Spear, Inc. as managing and leasing agent for all of the buildings. Plaintiffs also sought an order precluding Leona Helmsley from exercising any partner management powers in the partnerships. In August, 1997, the Supreme Court directed that the foregoing claims proceed to arbitration. As a result, Mr. Malkin and Wien & Malkin LLP filed an arbitration complaint against Helmsley-Spear, Inc. and Mrs. Helmsley before the American Arbitration Association. Helmsley-Spear, Inc. and Mrs. Helmsley served answers denying liability and asserting various affirmative defenses and counterclaims; and Mr. Malkin and Wien & Malkin LLP filed a reply denying the counterclaims.
By agreement dated December 16, 1997, Mr. Malkin and Wien & Malkin LLP (each for their own account and not in any representative capacity) reached a settlement with Mrs. Helmsley of the claims and counterclaims in the arbitration and litigation between them. Mr. Malkin and Wien & Malkin LLP then continued their prosecution of claims in the arbitration for relief against Helmsley-Spear, Inc., including its termination as the leasing and managing agent for various entities and properties, including the Registrant's Lessee. The arbitration hearings were concluded in June 2000, and the arbitrators issued their decision on March 30, 2001, ordering that the termination of Helmsley-Spear, Inc. would require a new vote by the partners in the Lessee, setting forth procedures for such a vote, and denying the other claims of all parties. Following the decision, Helmsley-Spear, Inc. applied to the court for confirmation of the decision, and Mr. Malkin and Wien & Malkin LLP applied to the court for an order setting aside that part of the decision regarding the procedure for partnership voting to terminate Helmsley-Spear, Inc. and various other parts of the decision on legal grounds. The court granted the motion to confirm the arbitrators' decision and denied the application to set aside part of the arbitrators' decision. Mr. Malkin and Wien & Malkin LLP have served notice of appeal of the court's determination.


Item 4. Submision of Matters to a Vote of Participants.

        On September 14, 2001, the Partners mailed to the Participants a STATEMENT ISSUED BY THE AGENTS IN CONNECTION WITH THE SOLICITATION OF CONSENTS OF THE PARTICIPANTS (the "Statement") requesting their authorization to acquire the fee title to the Empire State Building. The details of the Agents Proposals are provided in the Definitive Proxy Statement which was filed with the Securities and Exchange Commission as
Schedule 14-A on September 14, 2001, and is incorporated by reference.

                            -12-
Item 5. Other Information

        Sublessee is to maintain the Building as a high-class office building as required by the terms of the Sublease.

        In 1990, Sublessee commenced its latest improvement program which is estimated to be completed at a total cost in excess of approximately $68,000,000. Under this program, approximately 6,400 windows have been replaced. In addition, the elevators have been upgraded through the installation of a computerized control system and replacement of all electrical and mechanical equipment. The elevator modernization program has increased elevator speed from 800-950 feet per minute to 1200 feet per minute. Also included is waterproofing the Building's exterior, resetting and repairing the limestone facade, upgrading the Building's security system, upgrading and replacing the Building's fire safety system and making substantial further improvements to the air-conditioning, domestic pump and water systems, waterproofing the mooring mast and installing a new observation deck ticket office.

        The Sublessee anticipates that the costs of improvements to be incurred will reduce Overage Rent during the year 2001, but should have no effect on the payment of Basic Rent.



Item 6.	Exhibits and Reports on Form 8-K

(a)  See exhibit index.

(b) Registrant did not file any report on Form-8K for the period for which this report is being filed.

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



EMPIRE STATE BUILDING ASSOCIATES L.L.C.
(Registrant)



By:  /s/ Stanley Katzman
     Stanley Katzman, Attorney-in-Fact*


Date: November 20, 2001


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the undersigned as Attorney-in-Fact for each of the Partners in Registrant, pursuant to the Power, on behalf of Registrant on the date indicated.



By:  /s/ Stanley Katzman
     Stanley Katzman, Attorney-in-Fact*


Date: November 20, 2001






- Mr. Katzman supervises accounting functions for Registrant.

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