Form 10-K
period 2001-12-31
EMPIRE STATE BUILDING ASSOCIATES
filed 2002-04-16
CIK 32776

FORM 10-K
         SECURITIES AND EXCHANGE COMMISSION
                Washington, D.C. 20549

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2001

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

An Exhibit Index is located on pages 40 through 41 of this report. Number of pages (including exhibits) in this filing: 41


                        PART I

Item 1.	Business.

         (a)     General

         Registrant was organized on July 11, 1961 as a general partnership. On October 1, 2001, Registrant converted from a general partnership to a limited liability company under New York law and is now known as Empire State Building Associates L.L.C. The conversion does not change any aspect of the assets and operations of Registrant other than to protect its participants from any future liability to a third party. Registrant owns the tenant's interest in a master operating leasehold (the "Master Lease") on the Empire State Building (the "Building") and the land thereunder, located at 350 Fifth Avenue, New York, New York (collectively, the "Property"). The fee owner of the Property is Trump Empire State Partners.

         The master lease (the "Master Lease"), which commenced on December 27, 1961, currently expires on January 5, 2013. The Lease contains three 21-year renewal options, which have not been exercised. If all of the options are exercised, the Lease will expire on January 5, 2076. Registrant previously exercised an option to renew the Lease for the term ending January 5, 2013.

         Registrant does not operate the Property. It subleases the Building to Empire State Building Company L.L.C. (the "Sublessee") pursuant to a net operating sublease (the "Sublease") with a term and renewal options essentially coextensive with those contained in the Master Lease. On January 30, 1989, Sublessee elected to renew the Sublease for a term commencing January 4, 1992 to January 4, 2013.

         Registrant's members are Peter L. Malkin, Anthone E. Malkin, and Thomas N. Keltner, Jr. (collectively, the "Agents") each of whom also acts as an agent for holders of participations in his respective member interest in Registrant (the "Participants").

         Sublessee is a New York partnership in which Peter L. Malkin is a partner, and Trusts created by Peter L. Malkin for family members are beneficial owners of an interest in the Sublessee. Two of the Agents in Registrant are also members of Wien & Malkin LLP, 60 East 42nd Street, New York, New York, which provides supervisory and other services to Registrant and to Sublessee (the "Supervisor"). See Items 10, 11, 12 and 13 hereof for a description of the ongoing services rendered by, and
                        -1 -

compensation paid to, Supervisor and for a discussion of certain relationships which may pose potential conflicts of interest among Registrant, Sublessee and certain of their respective affiliates.

         As of December 31, 2001, the Building was 91% occupied by approximately 905 tenants who engage in various businesses, including the Boy Scouts, the YMCA, the practice of law and accounting, ladies' and men's apparel, and ladies' and men's shoes. Registrant does not maintain a full-time staff. See Item 2 hereof for additional information concerning the Property.

         (b)     The Lease and Sublease

         The annual rent payable by Registrant under the Lease is $1,970,000 from January 5, 1992 through January 5, 2013 and
$1,723,750 annually during the term of each renewal period thereafter.

         Sublessee is required to pay annual basic rent (the "Basic Rent") equal to $6,018,750 from January 5, 1992 through January 4, 2013, and $5,895,625 from January 5, 2013 through the expiration of all renewal terms. Sublessee is also required to pay Registrant overage rent of 50% of Sublessee's net operating profit in excess of $1,000,000 for each lease year ending December 31("Overage Rent").

         Overage Rent income is recognized when earned from the Sublessee, at the close of the year ending December 31; such income is not determinable until the Sublessee, pursuant to the Sublease, renders to Registrant a certified report on the Sublessee's operation of the Property. The Sublease requires that this report be delivered to Registrant annually within 60 days after the end of each such fiscal year. Accordingly, all Overage Rent income and certain supervisory services expense are reflected in the fourth quarter of each year. The Sublease does not provide for the Sublessee to render interim reports to Registrant. See
Note 3 of Notes to Financial Statements filed under Item 8 hereof (the "Notes") regarding Overage Rent payments by Sublessee for the fiscal years ended December 31, 2001, 2000 and 1999. There was Overage Rent of $26,072,502 for the year ended December 31, 2001.

         (c)     Competition

         Pursuant to tenant space leases at the Building, the average annual base rental payable to Sublessee is approximately $35.21 per square foot (exclusive of electricity charges and escalation). The asking rents for the building range from $38 to $55 per square foot.
                          -2-
         (d)     Tenant Leases

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

        The Property of Registrant is the subject of the following pending litigation:

        Wien & Malkin LLP, et. al. v. Helmsley-Spear, Inc., et. al. On June 19, 1997 Wien & Malkin LLP and Peter L. Malkin filed an action in the Supreme Court of the State of New York, against Helmsley-Spear, Inc. and Leona Helmsley concerning various partnerships which own, lease or operate buildings managed by Helmsley-Spear, Inc., including Registrant's property. In their complaint, plaintiffs sought the removal of Helmsley-Spear, Inc. as managing and leasing agent for all of the buildings.
Plaintiffs also sought an order precluding Leona Helmsley from exercising any partner management powers in the partnerships. In August, 1997, the Supreme Court directed that the foregoing claims proceed to arbitration. As a result, Mr. Malkin and Wien & Malkin LLP filed an arbitration complaint against Helmsley-Spear, Inc. and Mrs. Helmsley before the American Arbitration Association. Helmsley-Spear, Inc. and Mrs. Helmsley served answers denying liability and asserting various affirmative defenses and counterclaims; and Mr. Malkin and Wien & Malkin LLP filed a reply denying the counterclaims. By agreement dated December 16, 1997, Mr. Malkin and Wien & Malkin LLP (each for their own account and not in any representative capacity) reached a settlement with Mrs.
                        -3-

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

        On November 29, 2001, an action entitled Irving
Schneider v. Peter L. Malkin et al. was brought in New York State Supreme Court by the holder of a $10,000 original participation in Associates (representing 1/3300th of the interests in Associates) against Associates' Agents, claiming that the Agents had violated contractual and fiduciary duties and that the consent of the Participants to Associates' program for acquisition and financing of the fee title to the Empire State Building pursuant to the September 14, 2001 Solicitation is ineffective. On February 28, 2002, the Court granted an order dismissing all of Mr. Schneider's claims. Mr. Schneider filed on March 8, 2002 a notice of appeal of the order dismissing his claims.


Item 4. Submission of Matters to a Vote of Particpants.

         On September 14, 2001, the Partners mailed to the Participants a STATEMENT ISSUED BY THE AGENTS IN CONNECTION WITH THE SOLICITATION OF CONSENTS OF THE PARTICIPANTS (the ?Statement?) requesting their authorization to acquire the fee title to the Empire State Building. The details of the Agents Proposals are provided in the Definitive Proxy Statement which was filed with the Securities and Exchange Commission as Schedule 14-A on September 14, 2001, and is incorporated by reference.
         The required consents for the program were obtained prior to December 31, 2001. On March 18, 2002, Associates signed both a purchase contract to acquire the fee title at a price of $57.5 million (with a deposit of $1 million) and a $60.5 million mortgage commitment to finance the acquisition and financing costs.

                           -4-



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

        (a) The Participations neither are traded on an established securities market nor are readily tradable on a secondary market or the substantial equivalent thereof. Based on Registrant's transfer records, Participations are sold by the holders thereof from time to time in privately negotiated transactions and, in many instances, Registrant is not aware of the prices at which such transactions occur. During the past year there were 182 transfers. In seven instances, the indicated purchase price was equal to 3.3 times the face amount of the Participation transferred, i.e., $16,500 for a $5,000 Participation. In eighteen instances, the indicated purchase price was equal to three times the face amount of the Participation transferred. In one instance, the indicated purchase price was equal to two times the face amount of the participation transferred. In all other cases, no consideration was indicated.

       (b) As of December 31, 2001, there were 2,669 holders of Participations of record.

       (c) Registrant does not pay dividends. During the year ended December 31, 2001, Registrant made regular monthly
                                -5-

distributions of $98.21 for each $10,000 Participation. There was Overage Rent payable of $26,072,502 for the year ended December 31, 2001 and Registrant made additional distributions for each $10,000 Participation of $7,000.00 on March 6, 2002. See Item 1 hereof. There are no restrictions on Registrant's present or future ability to make distributions; however, the amount of such distributions, particularly distributions of Overage Rent, depends solely on Sublessee's ability to make payments of Basic Rent and Overage Rent to Registrant. See Item 1 hereof. Registrant expects to make monthly distributions in the future so long as it receives the payments provided for under the Sublease. See Item 7 hereof.

[SELECTED FINANCIAL DATA]


Item 6.
                EMPIRE STATE BUILDING ASSOCIATES L.L.C.
                      (A Limited Liability Company)

                       SELECTED FINANCIAL DATA


                                           Year ended December 31,

                            2001           2000          1999               1998          1997
Basic rent income	 $ 6,018,750	$ 6,018,750	$ 6,018,750	$ 6,018,750	$6,018,750
Overage rent income       26,072,502     14,583,762       7,582,109       4,109,852      2,401,300
Dividend income              248,948        256,963         144,690          84,615         10,377
Miscellaneous income       1,660,904         - 0 -          - 0 -            - 0 -          - 0 -

 Total revenues          $34,001,104    $20,859,475     $13,745,549     $10,213,217     $8,430,427


Net income               $29,512,491    $17,315,601     $10,901,065     $ 7,507,228     $4,752,560


Earnings per $10,000
 participation unit,
 based on 3,300
 participation units
 outstanding during
 the year		$     8,943	$     5,247	$     3,303	$     2,275	$    1,440


Total assets		$32,347,669	$20,842,972	$13,253,481	$ 8,787,638	$5,930,702


Long-term obligations    $  - 0 -       $    - 0 -      $    - 0-       $    - 0 -      $    -0-


Distributions per $10,000
 participation unit, based
 on 3,300 participation
 units outstanding
 during the year:
	Income		$     5,182	$     3,185	$     2,033	$     1,500	$    1,179
        Return of capital     - 0 -           - 0 -           - 0 -           - 0 -           -0-

  Total distributions   $     5,182     $     3,185     $     2,033     $     1,500     $    1,179


Item 7.
                        EMPIRE STATE BUILDING ASSOCIATES L.L.C.
                          (A Limited Liability Company)

                            QUARTERLY RESULTS OF OPERATIONS


The following table presents the Company's operating results for each of the eight fiscal quarters in the period ended December 31, 2001. The information for each of these quarters is unaudited and has been prepared on the same basis as the audited financial statements included in this Annual Report on Form 10-K. In the opinion of management, all necessary adjustments, which consist only of normal and recurring accruals, have been included to present fairly the unaudited quarterly results. This data should be read together with the financial statements and the notes thereto included in this Annual Report on Form 10-K.


                                             Three Months Ended

                        March 31,       June 30,        September 30,  December 31,
                          2000            2000            2000           2000
Statement of Income Data:
  Minimum net, basic
   rent income          $1,504,687      $1,504,688      $1,504,688      $ 1,504,687
  Additional rent
   income                       -              -               -         14,583,762
  Dividend income           95,211          48,471          52,024           61,257
    Total revenues       1,599,898       1,553,159       1,556,712       16,149,706

  Leasehold rent           492,500         492,500         492,500          492,500
  Supervisory services      39,854          39,854          39,854          883,165
  Amortization of
     leasehold              52,117          52,117          52,117           52,117
  Professional fees            -                -              -            362,679
    Total expenses         584,471         584,471         584,471        1,790,461

    Net income          $1,015,427      $  968,688      $  972,241      $14,359,245

Earnings per $10,000
 participation unit, based
 on 3,300 participation
 units outstanding during
 each period            $     307       $     294       $      295      $     4,351

Item 7.
                EMPIRE STATE BUILDING ASSOCIATES L.L.C.
                   (A Limited Liability Company)

                QUARTERLY RESULTS OF OPERATIONS (Continued)

                                     Three Months Ended


                        March 31,       June 30,        September 30,   December 31,
                           2001           2001               2001           2001
Statement of Income Data:
  Minimum net, basic
   rent income          $1,504,687    $1,504,688        $1,504,688      $ 1,504,687
  Additional rent
   income                       -         -                  -           26,072,502
  Dividend income          157,165        38,193            23,094           30,496
  Miscellaneous income          -         -              1,660,904          -
    Total revenues       1,661,852     1,542,881         3,188,686       27,607,685

  Leasehold rent           492,500       492,500           492,500          492,500
  Supervisory services      39,854        39,854            39,855        1,514,322
  Amortization of
   leasehold                52,117        52,117            52,117           52,117
  Professional fees            972        53,305            77,206          544,777
    Total expenses         585,443       637,776           661,678        2,603,716

    Net income          $1,076,409    $  905,105        $2,527,008      $25,003,969



Earnings per $10,000
 participation unit, based
 on 3,300 participation
 units outstanding during
 each period            $     326     $      274        $      766    $     7,577


Item 7.	Management's Discussion and Analysis of
Financial Condition and Results of Operations.

        Registrant was organized for the purposes of owning the Property described in Item 2 hereof subject to the Sublease. Registrant is required to pay from Basic Rent the amounts due for supervisory services and to distribute the balance of such rental payments to Participants. Registrant is required to pay from Overage Rent additional amounts for supervisory services and then to distribute the balance of such Overage Rent to the Participants. Pursuant to the Sublease, Sublessee has assumed sole responsibility for the condition, operation, repair, maintenance and management of the Building. Registrant need not maintain substantial reserves or otherwise maintain liquid assets to defray any operating expenses of the Property.

      The supervisory services provided to Registrant by Supervisor include, but are not limited to, providing or coordinating with counsel to Registrant, maintaining all of its entity and Participant records, performing physical inspections of the Building, reviewing insurance coverage and conducting annual supervisory review meetings, receipt of monthly rent from Net Lessee, payment of monthly and additional distributions to the Participants, payment of all other disbursements, confirmation of the payment of real estate taxes, and active review of financial statements submitted to Registrant by Net Lessee and financial statements audited by and tax information prepared by Registrants' independent certified public accountant, and distribution of such materials to the Participants. Supervisor also prepares quarterly, annual and other periodic filings with the Securities and Exchange Commission and applicable state authorities.

       Registrant's results of operations are affected primarily by the amount of rent payable to it under the Sublease. The amount of Overage Rent payable to Registrant is affected by the New York City economy and real estate rental market. It is difficult for management to forecast the New York City economy and real estate market.

       As compared with the prior year, a decrease in Overage
Rent in any year reduces the distributions made to the Participants and the expenditure for supervisory services.
Reductions in the amount of Overage Rent paid to Registrant in the future will not have any other impact on Registrant. See paragraph 1 of Item 7 hereof and Notes 3, 4, 5, and 7 of the
Notes.

       The following summarizes the material factors affecting
Registrant's results of operations for the three preceding years:

                              -10-
(a)	Total income increased for the year ended December 31, 2001
as compared with the year ended December 31, 2000. Such increase resulted from an increase in Overage Rent in the year 2001 and an increase in dividend income earned as compared with the year ended December 31, 2000. Total income increased for the year ended December 31, 2000 as compared with the year ended December 31, 1999. Such increase resulted from an increase in Overage Rent in the year 2000 and an increase in dividend income earned as compared with the year ended December 31, 1999. See Note 3 of the Notes.

(b)	Total expenses increased for the year ended December 31, 2001 as compared with the year ended December 31, 2000. Such increase is the result of an increase in additional payment for supervisory services and an increase in professional fees. Total expenses increased for the year ended December
31, 2000 as compared with the year ended December 31, 1999.
Such increase was the result of an increase in additional payment for supervisory services and an increase in professional fees. See Notes 3, 5 and 11 of the Notes.

        Sublessee was liable for New York State Utility Tax for periods after December 31, 1992 through 1997. The State settled all utility taxes for the years 1993 through 1997 with a payment of $243,270 plus accrued interest of $185,613 through December 31, 2001. Payment of $428,883 in connection with the foregoing was made by Sublessee on February 1, 2002.


Note D -Professional Fees and Miscellaneous Income

        During the twelve months ended December 31, 2001, fees, previously accrued, of $1,854,565 were paid to the firm of Wien & Malkin LLP, a related party. Service fees of $676,260 for the twelve months ended December 31, 2001, included $512,818 to Wien & Malkin LLP for fees and disbursements relating to the consent solicitation for the purchase of the fee title, the LLC conversion and litigation; $292,069 was paid during 2001 and the balance of $220,749 is accrued at December 31, 2001.

        In September 2001 Registrant received from the lessee and reflected in its financial statements as miscellaneous income, $1,660,904 as a reimbursement for fees and disbursements previously incurred.

                                -11-


Liquidity and Capital Resources

          There has been no significant change in Registrant's liquidity or capital resources for the fiscal year ended December 31, 2001 as compared with the fiscal year ended December 31, 2000, and Registrant may from time to time establish a reserve for contingent or unforeseen liabilities.


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

        The Sublessee anticipates that the costs of improvements to be incurred will reduce Overage Rent during the year 2002 but should have no effect on the payment of Basic Rent.

                              -12-
Item 8.	Financial Statements and Supplementary Data.

        The financial statements, together with the accompanying reports by, and the consents to the use thereof by J.H. Cohn LLP and McGrath, Doyle & Phair, immediately following, are being filed in response to this item.

Item 9.	Disagreements on Accounting and Financial Disclosure.

		Not applicable.


                                -11-

PART III

Item 10. Directors and Executive Officers of Registrant.

         Registrant has no directors or officers or any other centralization of management. There is no specific term of office for any Agent. The table below sets forth as to each Partner as of December 31, 2001 the following: name, age, nature of any family relationship with any other Agent, business experience during the past five years and principal occupation and employment during such period, including the name and principal business of any corporation or any organization in which such occupation and employment was carried on and the date such individual became an
Agent:



                                                      Principal       Date
                        Nature of                     Occupation      Individual
                        Family         Business      and             became an
        Name    Age     Relationship   Experience    Employment      Agent

Peter L. Malkin 67      None           Real Estate   Senior Partner  1961
                                       Supervision   and Chairman
                                                     Wien & Malkin
                                                     LLP
Thomas N. Keltner,
 Jr.            55      None          Real Estate   Partner         1998
                                      Supervision   Wien & Malkin
                                                    LLP

Anthony E. Malkin  39  Son of        President       Senior Director  2001
                       Peter L.      of real estate  of Supervisory
                       Malkin        management      Services of Wien
                                                     & Malkin LLP and
                                                     President of W&M
                                                     Properties L.L.C.


         As stated above, two of the members are partners in Supervisor. See Items 1, 11, 12 and 13 hereof for a description of the services rendered by, and the compensation paid to, Supervisor and for a discussion of certain relationships which may pose actual or potential conflicts of interest among Registrant, Sublessee and certain of their respective affiliates.

        The names of entities which have a class of securities registered pursuant to Section 12 of the Securities Exchange Act of 1934 or are subject to the requirements of Section 15(d) of that Act, and in which the Partners are either a director, joint venturer or general partner are as follows:

                        -12-
Peter L. Malkin is a member in 250 West 57th St.
Associates L.L.C. and 60 East 42nd St. Associates L.L.C.
and a general partner in Navarre-500 Building Associates and Garment Capitol Associates.

Thomas N. Keltner, Jr. is a member in 60 East 42nd St.
Associates L.L.C. and a general partner in Navarre-500
Building Associates and Garment Capitol Associates.

Anthony E. Malkin is a member in 250 West 57th St.
Associates L.L.C. and 60 East 42nd St. Associates L.L.C.


Item 11.	Executive Compensation.

        As stated in Item 10 hereof, Registrant has no directors or officers or any other centralization of management.

        No remuneration was paid during the current fiscal year ended December 31, 2001 by Registrant to any of the Agents as such. Registrant pays Supervisor, for supervisory services and disbursements, fees of $100,000 per annum plus 6% of all sums distributed to the Participants in excess of 9% per annum on their original cash investment. Pursuant to such arrangements described herein, Registrant paid Supervisor a total of $1,574,468 (consisting of $100,000 as an annual basic payment for supervisory services and $1,474,468 as an additional payment for supervisory services) for supervisory services rendered during the fiscal year ended December 31, 2001. The supervisory services provided to Registrant by Supervisor include, but are not limited to, providing or coordinating with counsel to Registrant, maintaining all of its entity and Participant records, performing physical inspections of the Building, reviewing insurance coverage, conducting annual supervisory review meetings, receipt of monthly rent from Net Lessee, payment of monthly and additional distributions to the Participants, payment of all other disbursements, confirmation of the payment of real estate taxes, and active review of financial statements submitted to Registrant by Net Lessee and financial statements audited by and tax information prepared by Registrant's independent certified public accountant, and distribution of such materials to the Participants. Supervisor also prepares quarterly, annual and other periodic filings with the Securities and Exchange Commission and applicable state authorities. See Item 7 hereof. As noted in Items 1 and 10 of this report, two of the Agents are also members of Supervisor.

                            -13-
Item 12.	Security Ownership of Certain Beneficial Owners
		and Management.

          (a)     Registrant has no voting securities.  See Item
5 hereof. At December 31, 2001, no person owned of record or was known by Registrant to own beneficially more than 5% of the outstanding Participations.

          (b) At December 31, 2001, the Agents (see Item 10 hereof) beneficially owned, directly or indirectly, the following
Participations:

                      Name & Address       Amount of
                      of Beneficial        Beneficial      Percent
Title of Class         Owners              Ownership      of Class

Participations    Thomas N. Keltner, Jr.  $  5,000        .0152%
in Partnership    60 East 42nd Street
Interests         New York, NY  10165

                  Anthony E. Malkin       $ 23,333        .07071%
                  60 East 42nd Street
                  New York, NY  10165


         At such date, certain of the Agents (or their respective spouses) held additional Participations as follows:

Peter L. Malkin owned of record as trustee or co-trustee but not beneficially, $232,500 of Participations. Mr.
Malkin disclaims any beneficial ownership of such Participations.

Entities for the benefit of members of Peter L. Malkin's family owned of record and beneficially $546,250 of Participations. Mr. Malkin disclaims any beneficial ownership of such Participations, except that related
Trusts are required to complete scheduled payments to Mr. Malkin.

Anthony E. Malkin owned of record as trustee or co-trustee but not beneficially, $35,833 of Participations.
Anthony E. Malkin disclaims any beneficial ownership of such Participations.

(c) Not applicable.
                                -14-


Item 13.    Certain Relationships and Related Transactions.

            (a) As stated in Item 1 hereof, Mr. Peter L. Malkin, Mr. Keltner and Mr. Anthony E. Malkin are the three members in Registrant and also act as agents for the Participants in their respective partnership interests. Mr. Peter L. Malkin is also a partner in Sublessee. As a consequence of one of the three members being a partner in Sublessee, and two of the members being current members of Supervisor (which supervises Registrant and Sublessee), certain actual and potential conflicts of interest may arise with respect to the management and administration of the business of Registrant. However, under the respective participating agreements pursuant to which the members act for the Participants, certain transactions require the prior consent from Participants owning a specified interest under the agreement in order for the agents to act on their behalf. Such transactions include modifications and extensions of the Sublease, or a sale or other disposition of the Property or substantially all of Registrant's other assets.

            Reference is made to Items 1 and 2 hereof for a description of the terms of the Sublease between Registrant and Sublessee. The respective interests of the members in Registrant and in the Sublease arise solely from ownership of their respective participations in Registrant and, in the case of Mr. Malkin, his ownership of a partnership interest in Sublessee. The members as such receive no extra or special benefit not shared on a pro rata basis with all other security holders of Registrant or partners in Sublessee. However, two of the members, by reason of their respective interest in Supervisor, are entitled to receive their pro rata share of any supervisory, service, legal or other remuneration paid to Supervisor for services rendered to Registrant and Sublessee. See Item 11 hereof for a description of the remuneration arrangements between Registrant and Supervisor relating to supervisory services provided by Supervisor.

            Reference is also made to Items 1 and 10 hereof for a description of the relationship between Registrant and Supervisor, of which two of the members are among the members. The interest of each Agent in any remuneration paid or given by Registrant to Supervisor arise solely from the ownership of such member's interest in Supervisor. See Item 11 hereof for a description of the remuneration arrangements between Registrant and Supervisor relating to supervisory services provided by Supervisor.

            (b)     Reference is made to Paragraph (a) above.

            (c)     Not applicable.

            (d)  Not applicable.
                            -15-
                        PART IV

Item 14.  Exhibits, Financial Statement Schedules and
          Reports on Form 10-K.

(a)(1)  Financial Statements:

Consent of J.H. Cohn LLP, Certified Public Accountants, dated March 27, 2002.

Accountant's Report of J.H. Cohn LLP, Certified Public
Accountants, dated March 27, 2002.

Balance Sheets at December 31, 2001 and at December 31,
2000 (Exhibit A).

Statements of Income for the fiscal years ended December
31, 2001, 2000, and 1999 (Exhibit B).

Statement of Members' Equity for the fiscal year ended
December 31, 2001 (Exhibit C-1).

Statement of Members' Equity for the fiscal year ended
December 31, 2000 (Exhibit C-2).

Statement of Members' Equity for the fiscal year ended
December 31, 1999 (Exhibit C-3).

Statements of Cash Flows for the fiscal years ended
December 31, 2001, 2000 and 1999 (Exhibit D).

Notes to Financial Statements for the fiscal years ended
December 31, 2001, 2000 and 1999.

Consent of McGrath, Doyle & Phair, Certified Public
Accountants, dated March 19, 2002.

Accountant's Comparative Combined Statement of Income
(Sublessee) of McGrath, Doyle & Phair, Certified Public
Accountants, dated March 19, 2002.

(2)     Financial Statement Schedules:

        List of Omitted Schedules.

        Real Estate and Accumulated Depreciation - December
        31, 2001 (Schedule III).

(3)	Exhibits:  See Exhibit Index.

(b)	No Form 8-K was filed by Registrant for the final
        quarter of 2001.


                                -16-

[J.H. COHN LLP
ACCOUNTANTS & CONSULTANTS]







                                         March 27,2002




Empire State Building Associates L.L.C.
New York, N. Y.



We consent to the use of our independent accountants' report dated March 27, 2002 covering our audits of the accompanying financial statements of Empire State Building Associates L.L.C. in connection with and as part of your December 31, 2001 annual report (Form 10-K) to the Securities and Exchange Commission.




                                        J.H. Cohn LLP



New York, N.Y.








                           -17 -

[J.H. COHN LLP
ACCOUNTANTS & CONSULTANTS]











INDEPENDENT ACCOUNTANTS' REPORT


To the participants in Empire State Building Associates L.L.C.
(a Limited Liability Company)
New York, N. Y.


We have audited the accompanying balance sheets of Empire State Building Associates L.L.C. ("Associates") as of December 31, 2001 and 2000, and the related statements of income, members' equity and cash flows for each of the three years in the period ended December 31, 2001, and the supporting financial statement schedule as contained in Item 14(a)(2) of this Form 10-K. These financial statements and schedule are the responsibility of Associates' management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Empire State Building Associates L.L.C. as of December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America, and the related financial statement schedule, when considered in relation to the basic financial statements, presents fairly, in all material respects, the information set forth therein.






							J.H. Cohn LLP

New York, N. Y.
March 27, 2002
                           -18-
                                                       EXHIBIT A

                EMPIRE STATE BUILDING ASSOCIATES L.L.C.
                   (A Limited Liability Company)

                         BALANCE SHEETS


                            A S S E T S



                                                       December 31,
                                                 2001             2000
Current assets:
  Cash and cash equivalents (Note 14):
   JPMorgan Chase Bank                      $     3,739     $     1,418
   Distribution account held by
   Wien & Malkin LLP                            324,111         324,111
   Fidelity U.S. Treasury Income Portfolio   29,520,266      15,408,212

                                             29,848,116      15,733,741

   Additional rent due from Empire State
    Building Company L.L.C., a related party     72,502       2,583,762
     Prepaid rent                                23,831          23,831

          TOTAL CURRENT ASSETS               29,944,449      18,341,334

Deferred charges                                110,050               -

Real estate (Note 2):
   Leasehold on Empire State Building,
    350 Fifth Avenue, New York, N. Y         39,000,000      39,000,000
   Less: Accumulated amortization            36,706,830      36,498,362

                                              2,293,170       2,501,638

         TOTAL ASSETS                       $32,347,669     $20,842,972



                        LIABILITIES AND MEMBERS' EQUITY


Current liabilities:
   Accrued professional fees, including amounts due
    to a related party (Note 11)           $   316,804     $ 1,854,565
   Accrued supervisory services, to a
    related party (Note 5)                   1,474,468         843,310

     TOTAL LIABILITIES                       1,791,272       2,697,875

Contingencies (Notes 10 and 12)

Members' equity (Exhibit C)                 30,556,397      18,145,097

    TOTAL LIABILITIES AND MEMBERS' EQUITY  $32,347,669     $20,842,972






	See accompanying notes to financial statements.
                                 -19-
                                                         EXHIBIT B

                EMPIRE STATE BUILDING ASSOCIATES L.L.C.
                   (A Limited Liability Company)

                          STATEMENTS OF INCOME


					       Year ended December 31,

                                             2001           2000         1999

Revenues:
 Rent income, from a related party (Note 3)  $32,091,252  $20,602,512  $13,600,859

 Miscellaneous income (Note 11)                1,660,904         -         -

 Dividend income                                 248,948      256,963      144,690

                                              34,001,104   20,859,475   13,745,549


Expenses:

 Leasehold rent (Note 4)                       1,970,000    1,970,000    1,970,000

 Supervisory services, to a related
   party (Note 5)                              1,633,885    1,002,727      581,983

 Professional fees, including amounts due
   to a related party (Note 11)                  676,260      362,679       84,033


 Amortization of leasehold (Note 2)              208,468      208,468      208,468

                                               4,488,613    3,543,874    2,844,484

      NET INCOME, CARRIED TO MEMBERS'
        EQUITY (NOTE 8)                      $29,512,491  $17,315,601  $10,901,065



Earnings per $10,000 participation unit, based
 on 3,300 participation units outstanding
 during each year                            $    8,943    $   5,247   $    3,303




















	See accompanying notes to financial statements.

                                 -20-
                                                          EXHIBIT C-3

                EMPIRE STATE BUILDING ASSOCIATES L.L.C.
                        (A Limited Liability Company)

                        STATEMENT OF MEMBERS' EQUITY
                        YEAR ENDED DECEMBER 31, 1999

                                 Members'                                      Members'
                                  Equity                                        Equity
                                 January 1,     Share of                      December 31,
                                   1999        net income   Distributions        1999

Richard A. Shapiro Group        $2,382,433      $ 3,633,688     $2,236,444      $ 3,779,677

Thomas N. Keltner, Jr. Group     2,382,432        3,633,689      2,236,445        3,779,676

Peter L. Malkin Group		 2,382,432	  3,633,688 	 2,236,444	  3,779,676

                                $7,147,297      $10,901,065     $6,709,333      $11,339,029

















	See accompanying notes to financial statements.

                              -21-
                                              EXHIBIT C-1

                     EMPIRE STATE BUILDING ASSOCIATES L.L.C.
                           (A Limited Liability Company)

                       STATEMENT OF MEMBERS' EQUITY
                      YEAR ENDED DECEMBER 31, 2001


                               Members'                                       Members'
                                Equity                                         Equity
                               January 1,      Share of                      December 31,
                                 2001         net income    Distributions        2001

Anthony E. Malkin Group
 (formerly Richard A.
  Shapiro Group)               $ 6,048,366     $ 9,837,497     $ 5,700,397     $10,185,466

Thomas N. Keltner, Jr. Group     6,048,365       9,837,497       5,700,397      10,185,465


Peter L. Malkin Group            6,048,366       9,837,497       5,700,397      10,185,466

                               $18,145,097     $29,512,491     $17,101,191     $30,556,397






























	See accompanying notes to financial statements.
                             -22-
                                                               EXHIBIT C-2

                EMPIRE STATE BUILDING ASSOCIATES L.L.C.
                  (A Limited Liability Company)

                 STATEMENT OF MEMBERS' EQUITY


                                        YEAR ENDED DECEMBER 31, 2000


                                 Members'                                    Members'
                                  Equity                                      Equity
                                 January 1,    Share of                     December 31,
                                   2000       net income   Distributions        2000

Richard A. Shapiro Group        $ 3,779,677     $ 5,771,867     $3,503,178     $ 6,048,366

Thomas N. Keltner, Jr. Group      3,779,676       5,771,867      3,503,178       6,048,365

Peter L. Malkin Group             3,779,676       5,771,867      3,503,177       6,048,366

                                $11,339,029     $17,315,601    $10,509,533     $18,145,097














































	See accompanying notes to financial statements.

                         -23-

                                                   EXHIBIT D

                        EMPIRE STATE BUILDING ASSOCIATES L.L.C.
                          (A Limited Liability Company)

                              STATEMENTS OF CASH FLOWS



                                                    Year ended December 31,

                                                         2001         2000         1999

Cash flows from operating activities:
  Net income                                          $ 29,512,491    $ 17,315,601    $10,901,065
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Amortization of leasehold                              208,468         208,468        208,468
    Changes in operating assets and liabilities:
     Additional rent due from Empire State
      Building Company L.L.C., a related party           2,511,260      (1,601,653)      (372,257)
     Deferred charges                                     (110,050)         -               -
     Accrued supervisory services,
      to a related party                                   631,158         420,744        242,566
     Accrued professional fees,
      to a related party                                (1,537,761)        362,679         31,545

     Net cash provided by
      operating activities                              31,215,566      16,705,839     11,011,387


Cash flows from financing activities:
     Cash distributions                                (17,101,191)    (10,509,533)    (6,709,333)

    Net cash used in financing
      activities                                       (17,101,191)    (10,509,533)    (6,709,333)

    Net increase in cash
      and cash equivalents                              14,114,375       6,196,306       4,302,054

Cash and cash equivalents, beginning of year            15,733,741       9,537,435       5,235,381

    CASH AND CASH EQUIVALENTS,
      END OF YEAR                                     $ 29,848,116    $ 15,733,741     $ 9,537,435



















	See accompanying notes to financial statements.
                                 -24-
                EMPIRE STATE BUILDING ASSOCIATES L.L.C.
                        (A Limited Liability Company)

                     NOTES TO FINANCIAL STATEMENTS




1.  Business Activity and Reorganization

Empire State Building Associates L.L.C. ("Associates") holds the tenant's position in the master leasehold of the Empire State Building (the "Building"), located at 350 Fifth Avenue, New York City. Associates subleases the property to Empire State Building Company L.L.C.("Company").

Associates operated as a general partnership, Empire State Building Associates, until October 1, 2001, when it converted to a limited liability company and changed to its current name. Ownership percentages in Associates were unchanged by the conversion. Associates continues to be treated as a partnership for tax purposes, and the partnership's income tax basis of its assets and liabilities carried over to the limited liability company.




2.  Summary of Significant Accounting Policies

a.  Cash and Cash Equivalents:

Cash and cash equivalents include investments in money market funds and all highly liquid debt instruments purchased with a maturity of three months or less.

b.  Real Estate and Amortization of Leasehold:

Real estate, consisting of a leasehold, is stated at cost. Amortization of the leasehold is being computed through its first renewal term by the straight-line method over its estimated useful life of 25 years, from January 1, 1988 to January 5, 2013.

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




3.  Related Party Transactions -  Rent Income

Rent income for the years ended December 31, 2001, 2000 and 1999 totaling $32,091,252, $20,602,512 and $13,600,859, respectively, consists of the minimum annual rent plus additional rent under an operating sublease dated December
27, 1961, as modified February 15, 1965, with Company (the "Sublessee"), as follows:


                                      Year ended December 31,

                                       2001          2000          1999
     Minimum net basic rent       $ 6,018,750     $ 6,018,750     $ 6,018,750
     Additional rent earned        26,072,502      14,583,762       7,582,109
                                  $32,091,252     $20,602,512     $13,600,859

                EMPIRE STATE BUILDING ASSOCIATES L.L.C.
                   (A Limited Liability Company)

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

A member in Associates is also a member in the Sublessee.




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

On November 27, 1991, Prudential sold the property to E.G. Holding Co., Inc. which, through merger and conveyance, transferred its interest as lessor to Trump Empire State Partners. Associates' rights under the master leasehold remain unchanged.

See Note 9.





5.  Related Party Transactions - Supervisory Services

Supervisory services (including disbursements and cost of regular accounting services) during the years ended December 31, 2001, 2000 and 1999, totaling $1,633,885, $1,002,727 and $581,983, respectively, represent fees incurred by the firm of Wien & Malkin LLP. Some members of that firm are members in Associates.

Fees for supervisory services are paid pursuant to an agreement, which amount is based on a rate of return of investment achieved by the participants in Associates each year.





6.  Number of Participants

There were approximately 2,640 participants in the participating groups at December 31, 2001, 2000 and 1999.

                EMPIRE STATE BUILDING ASSOCIATES L.L.C.
                (A Limited Liability Company)

                  NOTES TO FINANCIAL STATEMENTS
                         (Continued)


7.  Determination of Distributions to Participants

Distributions to participants in 2001, 2000 and 1999 of $17,101,191, $10,509,533
and $6,709,333, respectively, represented the following:

                                2001                   2000                  1999
Minimum annual rent			$ 6,018,750		$ 6,018,750		$ 6,018,750
Additional rent,
 earned in
 previous year,
 distributed in
 current year                            14,583,762               7,582,109               4,109,852

Dividend income
 earned in previous
 year, distributed
 in current year                            256,963                 144,690                  84,615

                                         20,859,475              13,745,549              10,213,217

Less:

  Leasehold rent
   expense             $1,970,000                     $1,970,000              $1,970,000
  Supervisory services
   incurred in
   previous year        1,002,727                        581,983                 339,417
  Professional fees
   incurred in
   previous year          362,679                         84,033                 188,104
Amount held in
  reserve to fund
  payment of accrued
  legal fees              422,878                        600,000               1,006,363

                                          3,758,284               3,236,016               3,503,884
Distributions
 to participants			$17,101,191		$10,509,533		$ 6,709,333



8.  Distributions and Amount of Income per $10,000 Participation Unit

Distributions per $10,000 participation unit during the years 2001, 2000 and 1999 based on 3,300 participation units outstanding during each year, consisted of the following:


                                    Year ended December 31,

                                    2001    2000    1999

               Income               $5,182  $3,185  $2,033

               Return of capital       -       -       -

               TOTAL DISTRIBUTIONS  $5,182  $3,185  $2,033


Net income is computed without regard to income tax expense since Associates does not itself pay a tax on its income; instead, any such taxes are paid by the participants in their individual capacities.

                   EMPIRE STATE BUILDING ASSOCIATES L.L.C.
                    (A Limited Liability Company)

                   NOTES TO FINANCIAL STATEMENTS
                           (Continued)




9.  Proposal to Acquire Fee Title to Empire State Building and Subsequent Event

On September 14, 2001, Associates' Agents filed a proxy statment with the Securities and Exchange Commission in connection with the Solicitation of Consents of Associates' Participants for a program (a) to acquire the fee title to the Empire State Building for a price not to exceed $57.5 million, and for total acquisition and financing costs not to exceed $60.5 million;
(b) to mortgage the fee title and leasehold to finance such total costs; and
(c) to effect such acquisition and financing alone or with the operating sublessee or any third party on terms the Agents believe beneficial for Associates. The required consents for the program were obtained prior to December 31, 2001. On March 18, 2002, Associates signed both a purchase contract to acquire the fee title at a price of $57.5 million (with a deposit of $1 million) and a $60.5 million mortgage commitment to finance the acquisition and financing costs.



10. Litigation and Subsequent Events

On November 29, 2001, an action entitled Irving Schneider v. Peter L. Malkin et al. was brought in New York State Supreme Court by the holder of a $10,000 original participation in Associates (representing 1/3300th of the interests in Associates) against Associates' Agents, claiming that the Agents had violated contractual and fiduciary duties and that the consent of the Participants to Associates' program for acquisition and financing of the fee title to the Empire State Building pursuant to the September 14, 2001 Solicitation (Note 9) is ineffective. On February 28, 2002, the Court granted an order dismissing all of Mr. Schneider's claims. Mr. Schneider filed on March 8, 2002 a notice of appeal of the order dismissing his claims.


Associates has paid the defense costs in this action for professional fees and disbursements, of which $122,442 has been incurred through December 31, 2001. Counsel for Associates' Agents has advised that Mr. Schneider's claims are without merit. It is not possible at this time to determine the potential loss, if any, which might result from this action. No provision for liability has been made in the accompanying financial statements. Associates established a reserve of $500,000 as of March 11, 2002 for future defense costs in any appeal or other proceedings related to this matter.




11. Related Party Transactions - Professional Fees and Miscellaneous Income

The accompanying statements of income reflect legal fees paid or owed to Wien & Malkin LLP, a related party (Note 5), as follows:

                                 2001            2000            1999

Reimbursement owing to Agents
 of their legal and accounting
 expenses relating to suit
 by Julien Studley              $120,009        $219,386        $39,670

Other payments made or accrued   392,809         143,293         44,363

                                $512,818        $362,679        $84,033

                EMPIRE STATE BUILDING ASSOCIATES L.L.C.
                    (A Limited Liability Company)

                  NOTES TO FINANCIAL STATEMENTS
                         (Continued)



11. Related Party Transactions - Professional Fees and Miscellaneous Income (continued)

Accrued professional fees, at December 31, 2002 and 2001 include $220,749 and $1,854,565, respectively, owed to Wien & Malkin LLP.

Miscellaneous income of $1,660,904 in 2001 consists of a reimbursement by Company of litigation costs and disbursements expensed by Associates in 2001 and prior years. The litigation costs and disbursements had been incurred in Associates' successful defense of dismissed claims by Julien Studley, a holder of a $20,000 original participation in Associates, against Agents for Associates.



12. Contingencies

Wien & Malkin LLP and Peter L. Malkin are engaged in a dispute with Company's managing agent, Helmsley-Spear, Inc., concerning the management, leasing, and supervision of the property that is subject to the net sublease to the operating sublessee. In this connection, certain legal and professional fees and other expenses have been paid and incurred by Wien & Malkin LLP and Mr. Malkin, and additional costs are expected to be incurred. Wien & Malkin LLP and Mr. Malkin have represented that such costs will be recovered only to the extent that (a) competent tribunal authorizes payment by Associates or (b) a participant voluntarily agrees that his or her proportionate share be paid. Accordingly, Associates' allocable share of such costs is as yet undetermined, and Associates has not provided for the expense and related liability with respect to such costs in these financial statements.

The original action commenced in June 1997 and was referred to arbitration. The March 30, 2001 decision of the arbitrators, which was confirmed by the court, (i) reaffirms the right of the partners in the lessee to vote to terminate Helmsley-Spear, Inc. without cause, (ii) dismisses Helmsley-Spear, Inc.'s claims against Wien & Malkin LLP, and (iii) rejects the termination of Helmsley-Spear, Inc. for cause. Parts of the decision of the court are under appeal.



13. Receipt of Warrants and Stock in Telecommunications Companies

In 2000, Associates received shares of common stock and warrants from certain unrelated companies in exchange for permission for those companies to provide high-speed internet access and other telecommunication services to the Building. The Sublessee received an equal number of shares and warrants. There are restrictions as to the transfer of the stock, and neither the warrants nor the stock has an ascertainable value since their issuance. Accordingly, the accompanying financial statements do not reflect any value for these securities.



14. Concentration of Credit Risk

Associates maintains cash balances in a bank, money market funds (Fidelity U.S. Treasury Income Portfolio) and a distribution account held by Wien & Malkin LLP. The bank balance is insured by the Federal Deposit Insurance Corporation up to $100,000, and at December 31, 2001 was completely insured. The cash in the money market funds and the account held by Wien & Malkin LLP are not insured. The funds held in the distribution account were paid to the participants on January 1, 2002.

15. Reclassifications

As a result of the reorganization in 2001 (Note 1), certain accounts in prior year financial statements have been reclassified to conform with the presentation in the financial statements for 2001.

                EMPIRE STATE BUILDING ASSOCIATES L.L.C.
                        (A Limited Liability Company)

                          OMITTED SCHEDULES


The following schedules have been omitted as not applicable in the present instance:



	SCHEDULE I   -	Condensed financial information of registrant.

	SCHEDULE II  -	Valuation and qualifying accounts.

	SCHEDULE IV  -	Mortgage loans on real estate.

                                                            SCHEDULE III
                EMPIRE STATE BUILDING ASSOCIATES L.L.C.
                  (A Limited Liability Company)

                Real Estate and Accumulated Depreciation
                        December 31, 2001



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


  F   Accumulated amortization.................................  $36,706,830(b)


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


(a) There have been no changes in the carrying values of real estate for the years ended December 31, 2001, December 31, 2000 and December 31, 1999. The costs for federal income tax purposes are the same as for financial statement purposes.

(b)  Accumulated amortization
      Balance at January 1, 1999                       $36,081,426
       Amortization:
        F/Y/E 12/31/99                      $208,468
              12/31/00                       208,468
              12/31/01                       208,468       625,404

    Balance at December 31, 2001                       $36,706,830

                EMPIRE STATE BUILDING AND OBSERVATORY

                COMPARATIVE COMBINED STATEMENT OF INCOME

                         YEARS ENDED

                        DECEMBER 31, 2001

                                AND

                        DECEMBER 31, 2000




























Dated:
New York,  NY
                           -32-

[LETTERHEAD OF MCGRATH, DOYLE & PHAIR
CERTIFIED PUBLIC ACCOUNTANTS]



                                     March 19, 2002




Empire State Building Company L.L.C.
60 East 42nd Street
New York, NY  10165

        We have audited the accompanying Comparative Combined Statement of Income of Empire State Building and Observatory for the years ended December 31, 2001 and 2000 for the purpose of determining "Net Operating Profit" and "Overage Rent" as those terms are defined in Section 2.05 of Agreement of Sublease dated December 27, 1961. During the years ended December 31, 2001 and 2000, the entire building, with the exception of the Observatory, was operated by Empire State Building Company L.L.C. and the Observatory was operated by Empire State Building, Inc. The Combined Statement of Income is the responsibility of the management of Empire State Building Company L.L.C. and Empire State Building, Inc. Our responsibility is to express an opinion on the Combined Statement of Income based on our audit.

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

	In our opinion, the accompanying Comparative Combined Statement of Income of Empire State Building and Observatory presents fairly, in all material respects, the Net Operating Profit and Overage Rent for the years ended December 31, 2001 and 2000, in conformity with Section 2.05 of the aforementioned Agreement dated December 27, 1961.

	As discussed in Note 3 to the Combined Statement of Income, Empire State Building Company L.L.C. and other related parties have been named as defendants in legal actions. All defendants have denied all material allegations. It is not possible at this time to predict the outcome or range of potential loss, if any, which might result from those actions. No provision for any loss has been made in the accompanying Combined Statement of Income.


New York, NY
March 19, 2002
                               -33-
                Empire State Building and Observatory
                COMPARATIVE COMBINED STATEMENT OF INCOME

                                                                        Increase
                                        2001            2000            (Decrease)
INCOME
 Rent, including electricity        $78,273,477      $69,461,218        $8,812,259
 Observatory admissions              21,108,995       23,654,368        (2,545,373)
 Other observatory income             3,769,522        2,624,108         1,145,414
 Antenna rent                         5,077,548        5,077,548             -
 Net real estate tax refund (Note 5) 19,001,383            -            19,001,383
 Lease cancellation                     104,779           67,760            37,019
 Percentage rent                           -             328,434          (328,434)
 Utility tax reduction (Note 6)            -             602,434          (602,434)
 Other                                1,025,230        1,033,768            (8,538)
 Total income                       128,360,934       02,849,638        25,511,296

OPERATING EXPENSES
 Rent                                 6,018,750        6,018,750             -
 Real estate taxes                   18,517,172       19,523,532       (1,006,360)
 Wages, contract cleaning and
   protection service                13,603,615       13,165,323          438,292
 Electricity                          7,193,645        7,029,324          164,321
 Tenants' and building alterations,
  repairs and supplies               10,317,180        6,823,452        3,493,728
 Management fees and leasing
  commissions (Note 1)                2,005,574        4,687,457       (2,681,883)
 Observatory:
  Wages                               2,587,102        2,278,651          308,451
  Contracted  labor                   2,066,353        2,145,304          (78,951)
  Advertising and public relations      367,470          402,858          (35,388)
  Payroll taxes and other labor cost    809,567          810,417             (850)
  Other taxes and expenses              539,948          348,276          191,672
  Steam                               1,558,714        1,545,921           12,793
  Professional fees (Note 2)          3,130,969        1,502,321        1,628,648
  Payroll taxes and other labor costs 3,859,169        3,792,167           67,002
  Insurance                             733,344          408,345          324,999
  Water and sewer                       287,154          464,299         (177,145)
  Rubbish removal                       115,638          175,057          (59,419)
  Advertising                           894,885          678,149          216,736
  Telephone                              97,158          113,263          (16,105)
  Sprinkler alarm service               127,435           93,662           33,773
  Directory service                      12,432           25,934          (13,502)
  Interest on NYS utility tax            60,619            6,953           53,666
  Sales and use tax                        -             158,601         (158,601)
  Interest on sales and use tax            -              72,655          (72,655)
  Paging and other intercommunication   136,270          137,704          (1,434)"
  Dues                                   31,988           48,691         (16,703)
  Utility tax (refund)                 (129,319)         (55,467)        (73,852)
  Other expenses                        273,097          280,516          (7,419)
  Total expenses before overage rent 75,215,929       72,682,115       2,533,814

NET OPERATING PROFIT                $53,145,005      $30,167,523     $22,977,482

 OVERAGE RENT, 50% OF NET OPERATING PROFIT
       IN EXCESS OF $1,000,000      $26,072,502      $14,583,762     $11,488,741









                                      -34-

                Empire State Building and Observatory
                NOTES TO COMBINED STATEMENT OF INCOME


NOTE

  1. During 2001, a leasing commission in the amount of $300,000 was paid to Helmsley-Noyes, Inc., a company in which a member in Empire State Building Company L.L.C. ("Company") has a controlling interest.

  2.	Professional fees include payments to Wien & Malkin LLP.  A partner in
  Wien &  Malkin  LLP is a member in Company.

  3.	Litigation

  (a) Company is a defendant in an action instituted in the Supreme Court of the State of New York, County of New York, entitled Magnifique Parfumes And Cosmetics, Inc. d/b/a Perfumania v. Empire State Building, Inc.

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






                               -35-

                Empire State Building and Observatory
                NOTES TO COMBINED STATEMENT OF INCOME

NOTE

  3.	Litigation - Continued

(b) Company was a defendant in an action instituted in the Supreme Court of the State of New York, County of New York, entitled Duane Reade v. Walgreen
Co. and Empire State Building. This was an action which was brought by a tenant in the building and commenced on February 14, 2000. Plaintiff alleged, among other things, that Company misled plaintiff in negotiations for a renewal of its lease that expired on April 30, 2000, and wrongfully entered into a lease with Walgreen for the space occupied by plaintiff.

     The complaint sought no money damages, but instead sought a judgment declaring that the lease between Walgreen and Company be deemed a renewal of the lease between Company and plaintiff, and that plaintiff be substituted for Walgreen as the tenant under the Walgreen lease. Alternatively, the complaint sought a judgment declaring that the Walgreen lease is a graft upon plaintiff's existing lease for its use and benefit and that plaintiff have all rights of the tenant under the Walgreen lease.

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

     By Settlement and Surrender Agreement dated as of November 7, 2001, Company and Duane Reade agreed to settle their claims against one another in the Supreme Court Action and the Holdover Proceeding on the following terms, among others; (1) Duane Reade would pay Company $175,000 for Company's legal fees and expenses; (2) Duane Reade would surrender the premises on January 6, 2002; and (3) the parties' claims against one another in the two actions would be dismissed with prejudice. That settlement is now final and complete.


(c) NNT Group, Inc. ("NNT") was a purported sub-tenant occupying certain premises (the "Premises") of the Empire State Building. NNT was evicted from the Premises and the locks on the Premises were changed pursuant to an order of eviction. Following the eviction, NNT filed a suit against Company to recover its property remaining in the Premises. On December 21, 2001, the court entered an order granting NNT a judgment of possession for the limited purpose of accessing the Premises to retrieve its personal belongings. At the time the judge issued the order, NNT threatened to bring an action against the Company for treble damages and attorneys' fees based on an allegedly unlawful eviction.

    Pursuant to the court's order, Company permitted NNT to retrieve its personal belongings from the Premises. Subsequently, NNT attempted to gain access to the Premises and use the Premises to continue operating its business, without the Company's knowledge or consent. Upon discovering NNT's attempted and continued unlawful occupation of the Premises, the Company demanded that NNT vacate the Premises and remove all remaining property therein, which it did. To date, NNT has not filed any action for damages or attorneys' fees against the Company. Should it file any such action, the Company will vigorously defend against it.
                               -36-

                Empire State Building and Observatory
                NOTES TO COMBINED STATEMENT OF INCOME

NOTE

4.  Liabilities

    (a) Company and New York State agreed to a settlement of utility taxes for the years 1993 through 1997 by payment to the State of tax of $243,270 plus interest through December 31, 2001 of $185,613, or a total of $428,883.

    (b)  The City of New York had asserted a utility tax deficiency in the
    amount of $277,125 against   Company, through December 31, 1994, in
    connection with water, steam and non-metered electricity rent inclusion charges to tenants, plus accrued interest or approximately $345,603 through April 30, 2000. Company was also liable for an undetermined amount of additional New York City Utility Tax for periods after December 31, 1994. Under a settlement reached with New York City, Company settled all of its utility tax liability for all years by agreeing to pay any additional Tax for only the year 1997. The City reviewed the records of Company for 1997 and determined that no additional utility tax was payable. Accordingly, the prior proposed assessment of $277,125 plus interest thereon has been cancelled.

    The imposition of both New York State and New York City utility taxes on non-metered electricity rent inclusion charges was repealed effective January 1, 1998.

    (c) Wien & Malkin LLP and Peter L. Malkin, a member in Company, are engaged in a dispute with Helmsley-Spear, Inc. concerning the management, leasing and supervision of Company's property. In this connection, certain legal and professional fees and other expenses have been paid and incurred by Wien & Malkin LLP and Mr. Malkin and additional costs are expected to be incurred. Wien & Malkin LLP and Mr. Malkin have represented that such costs will be recovered only to the extent that ( a ) a competent tribunal authorizes payment by Company or ( b ) a member voluntarily agrees that his or her proportionate share be paid. Accordingly, Company has not provided for the expense and related liability with respect to such costs in these financial statements.

    The original action was commenced in June 1997 and was referred to arbitration. The March 30, 2001 decision of the Arbitrators, which was confirmed by the court, (i) reaffirms the right of the members to vote to terminate Helmsley-Spear, Inc. without cause, (ii) dismisses Helmsley -Spear, Inc.'s claims against Wien & Malkin LLP and Peter L. Malkin, and (iii) rejects the termination of Helmsley-Spear, Inc. for cause. Parts of the decision of the court are under appeal.

    Irving Schneider, who is one of the controlling principals of Helmsley-Spear, Inc. and has no record or beneficial interest in Company, has brought litigation against Company's supervisor, Wien & Malkin LLP, and member, Mr. Malkin, claiming misconduct and seeking damages and disqualification from performing services for Company. Wien & Malkin LLP and Mr. Malkin are defending against these claims.

                Empire State Building and Observatory
                NOTES TO COMBINED STATEMENT OF INCOME


NOTE

  5.   Net real estate tax refund

Company concluded a real estate tax settlement with New York City covering the period July 1, 1992 through June 30, 2001 resulting in a total savings of $28,344,576, of which $26,004,965 was refunded in May 2001, and the balance, $2,339,611, will reduce assessments to be phased in over the next five years. Expenses attributable to the settlement amounted to $2,393,221, of which $2,327,062 was for legal fees, and the balance, $66,159, was for appraisal, accounting, filing fees and miscellaneous disbursements. Wien & Malkin LLP, received $1,163,531 of the total legal fees paid. A partner in Wien & Malkin LLP is a member in Company. Other required offsets to the refund were for tenant credits, and for overage rent adjustments for 1995 and 1996, resulting in net real estate tax refund of $19,001,383 for overage rent purposes.

  6.   Utility tax reduction

The reduction in utility tax of $602,434 represents the difference between the amount of New York State utility tax that had been accrued as opposed to the actual tax for the years 1993 through 1997 in accordance with a settlement reached with New York State (See footnote 4).

   7.  Warrants and Stock

In 2000, Company received shares of common stock and warrants from certain unrelated companies in exchange for permission for those companies to provide high speed internet access and other telecommunication services to the building. Company's lessor received an equal amount of shares and warrants. Company will receive from 5% to 10% of the revenues generated by such services from advertising and subscriptions with tenants of the building. There are restrictions as to the transfer of the stock, and neither the warrants nor the stock have an ascertainable value as of December 31, 2000 and 2001. Accordingly, these transactions are not reflected in the accompanying comparative statement of income.

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


EMPIRE STATE BUILDING ASSOCIATES L.L.C.
(Registrant)



By /s/Stanley Katzman
   Stanley Katzman, Attorney-in-Fact


Date: April 15, 2002


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person as Attorney-in-Fact for each of the Partners in Registrant, pursuant to the Power, on behalf of Registrant and as a Partner in Registrant on the date indicated.


By /s/ Stanley Katzman
   Stanley Katzman, Attorney-in-Fact*


Date: April 15, 2002








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
system.
                        -40-

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
system.
                        -41-