Form 10-Q
period 2002-03-31
EMPIRE STATE BUILDING ASSOCIATES
filed 2002-05-20
CIK 32776

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Empire State Building Associates L.L.C.

Condensed Statements of Income

(Unaudited)

For the Three Months

Ended March 31,

2002 2001

Income:

Rent income, from a related

party (Note B) $1,504,687 $1,504,687

Dividend income 99,407 157,165

---------- ----------

Total income 1,604,094 1,661,852

---------- ----------

Expenses:

Leasehold rent 492,500 492,500

Supervisory services, to a

related party (Note C) 39,854 39,854

Amortization of leasehold 52,117 52,117

Fees, including amounts

to a related party (Note D) 38,199 972

---------- ----------

Total expenses 622,670 585,443

---------- ----------

Net income $ 981,424 $1,076,409

========== ==========

Earnings per $10,000 participation

unit, based on 3,300

participation units

outstanding during the period $ 297.40 $ 326.18

========== ==========

Distributions per $10,000

participation consisted

of the following:

Income $ 297.40 $ 326.18

Return of capital 6,997.25 3,972.06

---------- ----------

Total distributions $ 7,294.65 $ 4,298.24

========== ==========

At March 31, 2002 and 2001, there were $33,000,000 of participations outstanding.

See notes to condensed financial statements.

Empire State Building Associates L.L.C.

Condensed Balance Sheets

(Unaudited)

Assets March 31, 2002 December 31, 2001

Current assets :

Cash $ 326,349 $ 327,850

Fidelity U.S. Treasury Income Portfolio 3,461,705 29,520,266

Prepaid rent 23,831 23,831

Additional rent due from Empire State

Building Company LLC, a related party -0- 72,502

---------- -----------

Total current assets 3,811,885 29,944,449

---------- -----------

Deferred charges 1,412,550 110,050

---------- -----------

Real Estate

Leasehold on Empire State Building 39,000,000 39,000,000

Less, allowance for amortization 36,758,947 36,706,830

---------- -----------

2,241,053 2,293,170

---------- -----------

Total assets $ 7,465,488 $32,347,669

========== ===========

Liabilities and Members' Equity

Current liabilities:

Accrued fees $ -0- $ 316,804

Accrued supervisory services,

to a related party -0- 1,474,468

---------- ----------

Total current liabilities -0- 1,791,272

---------- ----------

Members' equity:

Members' equity January 1, 30,556,397 18,145,097

Add, Net income:

January 1, 2002 through March 31, 2002 981,424 -0-

January 1, 2001 through December 31, 2001 -0- 29,512,491

---------- ----------

31,537,821 47,657,588

Less, Distributions:

Monthly distributions,

January 1, 2002 through March 31, 2002 972,333 -0-

January 1, 2001 through December 31, 2001 -0- 3,889,333

Empire State Building Associates L.L.C.

Condensed Balance Sheets

(Unaudited)

(CONTINUED)

Additional Distribution on March 31, 2002 December 31, 2001

March 6, 2002 of overage rent

for the lease year ended

December 31, 2001 $23,100,000 $ -0-

Additional Distribution on

March 2, 2001 of overage rent

for the lease year ended

December 31, 2000 -0- 13,211,858

---------- ----------

24,072,333 17,101,191

---------- ----------

Members' equity:

March 31, 2002 7,465,488 -0-

December 31, 2001 -0- 30,556,397

---------- ----------

Total liabilities and members'

equity

March 31, 2002 $ 7,465,488

December 31, 2001 ========== $32,347,669

==========

See notes to condensed financial statements.

Empire State Building Associates L.L.C.

Condensed Statements of Cash Flows

(Unaudited)

January 1, 2002 January 1, 2001

through through

March 31, 2002 March 31, 2001

Cash flows from operating activities:

Net income $ 981,424 $ 1,076,409

Adjustments to reconcile net income

to net cash provided by (used in)

operating activities:

Amortization of leasehold 52,117 52,117

Change in additional rent due

from sublessee 72,502 2,583,762

Change in accrued supervisory services (1,474,468) (843,310)

Change in accrued fees (316,804) (312,172)

---------- ----------

Net cash provided by (used in)

operating activities (685,229) 2,556,806

---------- ----------

Cash flows from investing activities:

Deferred charges (1,302,500) -0-

---------- ----------

Net cash used in investing

activities (1,302,500) -0-

---------- ----------

Cash flows from financing activities:

Cash distributions (24,072,333) (14,184,191)

---------- ----------

Net cash used in financing

activities (24,072,333) (14,184,191)

---------- ----------

Net decrease in cash and

cash equivalents (26,060,062) (11,627,385)

Cash and cash equivalents

beginning of period 29,848,116 15,733,740 ---------- ----------

Cash and cash equivalents

end of period $3,788,054 $4,106,355

========== ==========

See notes to condensed financial statements.

Notes to Condensed Financial Statements (unaudited)

Note A Organization and Basis of Presentation

In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of Registrant as of March 31, 2002 its results of operations and cash flows for the three months ended March 31, 2002 and 2001 and its changes in Members' equity for the three months ended March 31, 2002. Information included in the condensed balance sheet as of December 31, 2001 has been derived from the audited balance sheet included in Registrant's Form 10-K for the year ended December 31, 2001(the "10-K") previously filed with the Securities and Exchange Commission (the "SEC"). Pursuant to rules and regulations of the SEC, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from these financial statements unless significant changes have taken place since the end of the most recent fiscal year. Accordingly, these unaudited condensed financial statements should be read in conjunction with the financial statements, notes to financial statements and the other information in the 10-K. The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results to be expected for the full year.

Note B Interim Period Reporting and Subsequent Event

Registrant was originally organized as a general partnership on July 11, 1961. On October 1, 2001, Registrant converted from a general partnership to a limited liability company under New York law and is now known as Empire State Building Associates L.L.C. The conversion does not change any aspect of the assets and operations of Registrant other than to protect its participants from any future liability to a third party. Registrant owns the tenant's interest in a master operating leasehold (the "Master Lease") on the Empire State Building (the "Building") and the land thereunder, located at 350 Fifth Avenue, New York, New York (the "Property"). On April 17, 2002, Registrant acquired, through a wholly owned limited liability company (Empire State Land Associates L.L.C.),the Fee Title to the Empire State Building at a price of $57.5 million and obtained a $60.5 million first mortgage to finance the acquisition.

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

Registrant does not operate the Property. It subleases the Property to Empire State Building Company L.L.C. ("Sublessee") pursuant to a net operating sublease (the "Sublease") with a term and renewal options essentially coextensive with those contained in the Master Lease. On January 30, 1989, Sublessee elected to renew the Sublease for a term commencing January 4, 1992 to January 4, 2013.

Sublessee is required to pay annual basic rent ("Basic Rent") of $6,018,750 from January 1, 1992 through January 4, 2013 and $5,895,625 from January 5, 2013 through the expiration of all renewal terms. Sublessee is also required to pay Registrant overage rent of 50% of Sublessee's net operating profit in excess of $1,000,000 for each lease year ending December 31 ("Overage Rent").

Overage Rent and other accumulated interest and dividend income are distributed annually after payment of any additional payments for supervisory services to Supervisor (as described in Note C below). For 2001, Sublessee reported net operating profit of $53,145,005; therefore, there was Overage Rent of $26,072,502 for the year ended December 31, 2001. Registrant paid Supervisor $1,474,468 as an additional payment for supervisory services.

Sublessee is a New York limited liability company in which Peter L. Malkin is a member and Trusts created by Peter L. Malkin for family members are beneficial owners of an interest in the Sublessee.

Note C - Supervisory Services

Registrant pays Supervisor for special services at hourly rates and for supervisory services and disbursements. The supervisory fees are $100,000 per annum (the "Basic Payment") plus an additional payment of 6% of all distributions to Participants in any year in excess of the amount representing a return of 9% per annum on their remaining original cash investment in any year ("Additional Payment"). At March 31, 2002, such remaining cash investment was $33,000,000, representing the original cash investment of the Participants in Registrant.

No remuneration was paid during the three month period ended March 31, 2002 by Registrant to any of the Members as such. Pursuant to the Fee arrangements described herein, Registrant paid Supervisor $25,000 of the Basic Payment for supervisory services for the three month period ended March 31, 2002 and $4,951 a month as the Additional Payment for supervisory services.

The supervisory services provided to Registrant by Supervisor include, but are not limited to, providing or coordinating counsel to Registrant, maintaining all of its entity and Participant records, performing physical inspections of the Building, reviewing insurance coverage, conducting annual supervisory review meetings, receipt of monthly rent from Net Lessee, payment of monthly and additional distributions to the Participants, payment of all other disbursements, confirmation of the payment of real estate taxes, and active review of financial statements submitted to Registrant by Net Lessee and financial statements audited by and tax information prepared by Registrant's independent certified public accountant, and distribution of such materials to the Participants. Supervisor also prepares quarterly, annual and other periodic filings with the Securities and Exchange Commission and applicable state authorities.

Reference is made to Note B of this Item 1 ("Note B") for a description of the terms of the Sublease between Registrant and Sublessee. The respective interests of the Members in Registrant and in Sublessee arise solely from ownership of their respective Participations in Registrant and, in the case of Mr. Peter L. Malkin, his family trusts' ownership of an interest in Sublessee. The Members receive no extra or special benefit not shared on a pro rata basis with all other Participants in Registrant or members in Sublessee. However, each of the Members who are members of Supervisor (which supervises Registrant and Sublessee), by reason of their interests in Supervisor, may receive income attributable to supervisory, service, legal or other remuneration paid to Supervisor for services rendered to Registrant and Sublessee.

As of March 31, 2002 the Members owned of record and beneficially an aggregate of $28,333 of participations in Registrant, representing less than 1% of the currently outstanding participations therein totaling $33,000,000.

In addition, as of March 31, 2002 certain of the Members (or their respective spouses) held additional Participations as follows:

Entities for the benefit of members of Peter L. Malkin's family owned of record and beneficially $562,916 of Participations. Peter L. Malkin disclaims any beneficial ownership of such Participations, except that related Trusts are required to complete scheduled payments to Peter L. Malkin.

Peter L. Malkin owned of record as trustee or co-trustee, but not beneficially, $232,500 of Participations. Peter L. Malkin disclaims any beneficial ownership of such Participations.

Item 2. Management's Discussion and Analysis of

Financial Condition and Results of Operations

As stated in Note B, Registrant was organized for the purpose of acquiring the Master Lease of the Property subject to the Sublease. Basic Rent received by Registrant is used to pay annual rent due under the Master Lease, the Basic Payment and the Additional Payment for supervisory services; the balance of such Basic Rent is distributed to the Participants. Overage Rent and any interest and dividends accumulated thereon are used for payment of interest on the fee mortgage and the balance is distributed to the Participants after the Additional Payment is made to Supervisor. See Note C of Item 1 above. Pursuant to the Sublease, Sublessee has assumed responsibility for the condition, operation, repair, maintenance and management of the Property. Registrant is not required to maintain substantial liquid assets to defray any operating expenses of the Property.

Registrant does not pay dividends. During the three month period ended March 31, 2002 Registrant made regular monthly distributions of $98.21 for each $10,000 participation ($1,178.52 per annum for each $10,000 participation). There are no restrictions on Registrant's present or future ability to make distributions; however, the amount of such distributions, particularly distributions of Overage Rent, depends solely on the ability of Sublessee to make payments of Basic Rent and Overage Rent to Registrant in accordance with the terms of the Sublease. Registrant expects to make distributions in the future so long as it receives the payments provided for under the Sublease. See Note B.

Registrant's results of operations are affected primarily by the amount of rent payable to it under the Sublease. The amount of Overage Rent payable to Registrant is affected by the New York City economy and real estate market.

Total income decreased for the three month period ended March 31, 2002 as compared with the three month period ended March 31, 2001. Such decrease resulted from a decrease in dividend income earned on funds temporarily invested in Fidelity U.S. Treasury Income Portfolio.

Total expenses increased for the three month period ended March 31, 2002 as compared with the three month period ended March 31, 2001. Such increase is attributable to legal fees incurred during the three month period ended March 31, 2002.

Sublessee was liable for New York State Utility Tax for periods after December 31, 1992 through 1997. The State settled all utility taxes for the years 1993 through 1997 with a payment of $243,270 plus accrued interest of $183,613 through December 31, 2001. Payment of $428,883 in connection with the foregoing was made by Sublessee on February 1, 2002. A final payment of $2,129 was made on March 15, 2002.

Liquidity and Capital Resources

There has been no significant change in Registrant's liquidity for the three month period ended March 31, 2002, as compared with the three month period ended March 31, 2001, and Registrant may from time to time establish a reserve for contingent or unforeseen liabilities.

Registrant anticipates that funds for working capital will be generated by operations of the Building by Sublessee, which entity in turn is required to make payments of Basic Rent and Overage Rent under the Sublease and, to the extent necessary, from additional capital investment by the partners in Sublessee and/or external financing.

Inflation

Registrant believes that there has been no material change in the impact of inflation on its operations since the filing of its report on Form 10-K for the year ended December 31, 2001, which report and all exhibits thereto are incorporated herein by reference and made a part hereof.

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

In April 2002, Leona M. Helmsley, who is a 63.75% member in Sublessee, brought litigation against Sublessee's supervisor, Wien & Malkin LLP, and member, Peter L. Malkin, claiming misconduct and seeking damages and disqualification from performing services for Sublessee. Wien & Malkin LLP and Mr. Malkin are defending against these claims.

Item 5. Other Information

Sublessee is to maintain the Building as a high-class office building as required by the terms of the Sublease.

In 1990, the Sublessee commenced its latest improvement program which is estimated to be completed at a total cost of approximately $68,000,000. Under this program, approximately 6,400 windows are being replaced and this portion of the program is completed. In addition, the elevators have been upgraded through installation of a computerized control system and the replacement of all electrical and mechanical equipment. The elevator modernization program has increased elevator speed from 800 to 950 feet per minute to 1,200 feet per minute. Also included is waterproofing the Building's exterior, resetting and repairing the limestone facade, upgrading the Building's security system, upgrading and replacing the Building's fire safety system and making substantial further improvement to the air-conditioning, domestic pump and water systems, waterproofing the mooring mast and installing a new observation deck ticket office.

The Sublessee anticipates that the costs of improvements to be incurred will reduce Overage Rent during the year 2002 but should have no effect on the payment of Basic Rent.

Item 6. Exhibits and Reports on Form 8-K

(a) See exhibit index.

(b) Registrant filed a Form 8-K on May 8, 2002.

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

Date: May 20, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the undersigned as Attorney-in-Fact for each of the Partners in Registrant, pursuant to the Power, on behalf of Registrant on the date indicated.

By: /s/ Stanley Katzman

Stanley Katzman, Attorney-in-Fact*

Date: May 20, 2002

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

13(a) Letter to Participants dated April 15, 2002 and supplementary financial reports for the fiscal year ended December 31, 2001. The foregoing material shall not be deemed "filed" with the Commission or otherwise subject to the liabilities of Section 18 of the Securities Exchange Act of 1934.

EXHIBIT INDEX

(cont.)

24 Powers of Attorney dated August 6, 1996 and May 14, 1999 between the Partners of Registrant and Stanley Katzman and Richard A. Shapiro which was filed as Exhibit 24 to Registrant's 10-Q for the quarter ended June 30, 1999 and is incorporated herein by reference.

__________________________

* Page references are based on sequential numbering system.