Form 10-Q
period 2002-06-30
EMPIRE STATE BUILDING ASSOCIATES
filed 2002-08-28
CIK 32776

FORM 10-Q

                SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C. 20549



[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended June 30, 2002

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


    An Exhibit Index is located on Page 15 of this Report.
    Number of pages (including exhibits) in this filing: 14


Empire State Building Associates L.L.C.
June 30, 2002


                PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

                Empire State Building Associates L.L.C.
              Condensed Consolidated Statements of Income
                           (Unaudited)

                        For the Three Months      For the Six Months
                            Ended June 30,          Ended June 30,
                                2002    2001         2002    2001
Income:
 Rent income, from a related
    party (Note C)         $1,504,688  $1,504,688  $3,009,375   $3,009,375
 Dividend income               16,204      38,193     115,611      195,358
 Interest income                3,092         -0-       3,092          -0-
                           ----------   ---------  ----------   ----------
           Total income     1,523,984   1,542,881   3,128,078    3,204,733
                           ----------  ----------  ----------   ----------
Expenses:
 Leasehold rent (Note B)      111,387     492,500     603,887      985,000
 Interest on mortgage (Note B)819,271        -0-      819,271        -0-
 Supervisory services, to a
    related party (Note D)     39,854      39,854      79,708       79,708
 Depreciation of building
    (Note B)                  258,834         -0-     258,834        -0-
 Amortization of
    financing costs (Note B)   37,423         -0-      37,423        -0-
 Amortization of leasehold
    (Note B)                    8,686      52,117      60,803      104,234
 Fees, including amounts
    to a related party
    (Note E)                   15,234      53,305      53,432      54,277
 Miscellaneous                    342         -0-         343        -0-
                          ----------   ----------   ----------   ----------
 Total expenses             1,291,031     637,776   1,913,701   1,223,219
                           ----------   ----------   --------  ----------
Net income                 $  232,953  $  905,105  $1,214,377   $1,981,514
                           ==========   ==========  ==========  ==========
Earnings per $10,000
 Participation unit, based
 on 3,300 participation units
 outstanding during the period  $ 70.59  $  274.28   $  367.99   $  600.46
                              ==========  ========   =========   ==========
 Distributions per $10,000
 participation consisted
 of the following:
   Income                    $  70.59     $ 274.28   $  367.99   $  600.46
   Return of capital           224.07        20.38    7,221.30    3,992.44
                            ----------  ----------   ---------  ----------
  Total distributions       $  294.66     $ 294.66  $ 7,589.29  $ 4,592.90
                           ==========  ==========   ==========  ==========

  At June 30, 2002 and 2001, there were $33,000,000 of participations outstanding.

See notes to condensed consolidated financial statements.

                                -1-
Empire State Building Associates L.L.C.
June 30, 2002

                Empire State Building Associates L.L.C.
                Condensed Consolidated Balance Sheets
                        (Unaudited)
Assets                                    June 30, 2002   December 31, 2001
Current assets
  Cash                                       $  507,047      $   327,850
  Restricted cash re: mortgage
     interest (Note C)                        1,503,092             -0-
  Fidelity U.S. Treasury Income Portfolio     3,568,459       29,520,266
  Prepaid rent                                      -0-           23,831
  Additional rent due from Empire State
    Building Company L.L.C., a related party        -0-           72,502
                                             ----------      -----------
                Total current assets          5,578,598       29,944,449
                                              ----------     -----------
Deferred Charges                                     -0-         110,050
                                              ----------     -----------
Mortgage financing costs                       1,796,287             -0-
  Less, allowance for amortization                37,423             -0-
                                              ----------     -----------
                                               1,758,864             -0-
                                              ----------     -----------
Real Estate (Note B)
  Leasehold on Empire State Building                -0-      39,000,000
   Less, allowance for amortization                 -0-      36,706,830
                                              ----------    -----------
                                                    -0-       2,293,170
                                              ----------    -----------
  Land                                       12,095,036             -0-
                                             ----------     -----------
  Building                                   48,380,151             -0-
    Less, allowance for depreciation            258,834             -0-
                                             ----------     -----------
                                             48,121,317             -0-
                                             ----------     -----------
          Total real estate                  60,216,353       2,293,170
                                             ----------     -----------
                Total assets                $67,553,815     $32,347,669
                                             ==========     ===========

Liabilities and Members' Equity
Current liabilities:
  Accrued fees, to a related
    party                                    $      -0-      $  316,804
  Accrued supervisory services,
    to a related party                              -0-       1,474,468
  Accrued interest payable (Note B)             327,708            -0-
                                              ----------     ----------
                Total current liabilities       327,708       1,791,272

Long term debt (Note B)                      60,500,000             -0-
                                             ----------      ----------
           Total liabilities                 60,827,708       1,791,272
                                             ----------      ----------

                                  -2-
Empire State Building Associates L.L.C.
June 30, 2002

                Empire State Building Associates L.L.C.
                Condensed Consolidated Balance Sheets
                          (Unaudited)

(CONTINUED)

Members' equity:                          June 30, 2002   December 31, 2001
  Members' equity January 1,               $ 30,556,397   $ 18,145,097
  Add, Net income:
   January 1, 2002 through June 30, 2002      1,214,377           -0-
   January 1, 2001 through December 31, 2001       -0-      29,512,491
                                             ----------      ----------
                                             31,770,774     47,657,588
                                             ----------     ----------
  Less, Distributions:
  Monthly distributions,
   January 1, 2002 through June 30, 2002      1,944,667            -0-
   January 1, 2001 through December 31, 2001       -0-       3,889,333

  Additional distribution on
   March 6, 2002 based on overage rent
   for the lease year ended
   December 31, 2001                         23,100,000           -0-

  Additional distribution on
   March 2, 2001 based on overage rent
   for the lease year ended
   December 31, 2000                               -0-      13,211,858
                                             ----------      ----------
Total distributions                          25,044,667     17,101,191
                                             ----------      ----------

Members' equity:
  June 30, 2002                               6,726,107            -0-
  December 31, 2001                                -0-      30,556,397
                                             ----------     ----------
        Total liabilities and members'
      equity
          June 30, 2002                      $67,553,815
          December 31, 2001                  ===========     $32,347,669
                                                             ===========
        See notes to condensed consolidated financial statements

                              -3-
Empire State Building Associates L.L.C.
June 30, 2002

                Empire State Building Associates L.L.C.
           Condensed Consolidated Statements of Cash Flows
                         (Unaudited)

                                           January 1, 2002      January 1, 2001
                                               through             through
                                            June 30, 2002        June 30, 2001
Cash flows from operating activities:
Net income                                 $  1,214,377        $  1,981,514
Adjustments to reconcile net income
  to net cash provided by operating
  activities:
Depreciation of building                        258,834                 -0-
Amortization of financing costs                  37,423                 -0-
Amortization of leasehold                        60,803             104,234
Change in additional rent due
   from sublessee                                72,502           2,583,762
Decrease in prepaid rent                         23,831                 -0-
Change in accrued interest payable              327,708                 -0-
Change in accrued supervisory services       (1,474,468)          (843,310)
Change in accrued fees                         (316,804)        (1,854,565)
                                              ----------         ----------
	Net cash provided by
       operating activities                     204,206          1,971,635
                                              ----------         ----------
Cash flows from investing activities:
 Purchase of real estate                   (58,132,770)                -0-
                                             -----------         ----------
     Net cash used in investing
       activities                          (58,132,770)                -0-
                                             -----------         ----------
Cash flows from financing activities:
        Cash distributions                 (25,044,667)        (15,156,525)
     Proceeds from mortgage payable         60,500,000                 -0-
     Mortgage financing costs               (1,796,287)                -0-
                                            ----------          ----------
	Net cash provided by (used in)
       financing activities                 33,659,046         (15,156,525)
                                            ----------          ----------
	Net decrease in cash
       and cash equivalents                (24,269,518)        (13,184,890)

Cash and cash equivalents
  beginning of period                       29,848,116          15,733,741
                                            ----------          ----------
Cash and cash equivalents
  end of period                             $5,578,598         $ 2,548,851
                                            ==========          ==========
Cash paid for:
  Interest                                  $  491,563         $      -0-
                                            ==========          ==========

See notes to condensed consolidated financial statements

                                -4-
Empire State Building Associates L.L.C.
June 30, 2002


Notes to Condensed Consolidated Financial Statements (unaudited)

   Note A - Organization and Basis of Presentation

         In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of Registrant as of June 30, 2002, its results of operations for the six months and three months ended June 30, 2002 and 2001 and cash flows for the six months ended June 30, 2002 and 2001 and its changes in Members' equity for the six months ended June 30, 2002. Information included in the condensed balance sheet as of December 31, 2001 has been derived from the audited balance sheet included in Registrant's Form 10-K for the year ended December 31, 2001 (the "10-K") previously filed with the Securities and Exchange Commission (the "SEC"). Pursuant to rules and regulations of the SEC, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from these consolidated financial statements unless significant changes have taken place since the end of the most recent fiscal year. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the financial statements, notes to financial statements and the other information in the 10-K. The consolidated results of operations for the six months ended June 30, 2002 are not necessarily indicative of the results to be expected for the full year.

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

         Registrant's members are Peter L. Malkin, Anthony E.
Malkin and Thomas N. Keltner, Jr.(collectively, the "Agents"), each of whom also acts as an agent for holders of participations in his respective member interest in Registrant (the "Participants").


    Note B- Purchase of Fee Title to The Empire State Building and Land Thereunder, Mortgage Debt, and related
            Depreciation and Amortization

         Through April 16, 2002 Registrant owned the tenant's interest in a master operating leasehold (the "Master Lease") on the Empire State Building (the "Building") ,located at 350 Fifth Avenue, New York, New York. On April 17, 2002, Registrant acquired, through a wholly owned limited liability company (Empire State Land Associates L.L.C.), the fee title to the Building, and the land thereunder (the "Land") (together, the "Real Estate"), at a price of $57,500,000, and
                                -5-

Empire State Building Associates L.L.C.
June 30, 2002

obtained a $60,500,000 first mortgage with North Fork Bank (-the
"Mortgage") to finance the acquisition and certain related costs.

        The Real Estate is carried in the financial statements at a total cost of $60,475,187, consisting of $57,500,000 for the purchase price paid to the seller, $742,820 for acquisition costs, and $2,232,367 representing the unamortized balance of the cost of the Master Lease on the date the Real Estate was acquired. The cost of the Land is estimated to be 20% of the total cost of the Real Estate, and the Building, 80%. Under the terms of the contract of sale, the deed contains language to avoid the merger of the fee estate and the leasehold, although on a consolidated financial statement basis the Registrant incurred no leasehold rent expense after acquiring the Real Estate.

        The Mortgage matures on May 1, 2012. Monthly payments under the mortgage are interest only at a fixed rate of 6.5% through maturity. Payments commenced on June 1, 2002, except that short-term interest from the closing until April 30, 2002 was due on May 1, 2002. The mortgage may be prepaid at any time after 24 months with the payment of a premium equal to the greater of (a) 1% of the amount prepaid and (b) an amount calculated pursuant to a prepayment formula designed to preserve the Bank's yield to maturity. The Mortgage loan is secured by a lien on the Real Estate and Registrant's leasehold estate under the Master Lease of the Real Estate.

        The Building is being depreciated on a straight-line basis using an estimated life of 39 years from April 17, 2002. Mortgage financing costs, totaling $1,796,287, are being amortized ratably over the life of the Mortgage.


	Acquisition costs to acquire the Real Estate and mortgage financing costs include payments totaling $103,587 and $54,909, respecively, made to the firm of Wien & Malkin LLP, a related party.



Note C Interim Period Reporting

        The condensed consolidated financial statements include the accounts of Empire State Building Associates L.L.C. and, effective April 17, 2002, its wholly-owned limited liability company, Empire State Land Associates L.L.C. All intercompany accounts and transactions have been eliminated in consolidation.

        The initial term of the Master Lease expired on January 5, 1992. On January 30, 1989, Registrant exercised its first of four 21-year renewal options contained in the Master Lease and extended the Master Lease through January 5, 2013. The annual rent payable under the Master Lease was $1,970,000 through January 5, 2013 and $1,723,750 annually during the term of each renewal period thereafter.
                                -6-
Empire State Building Associates L.L.C.
June 30, 2002


Prior to the acquisition of the Real Estate in April 2002, the value of the Master Lease was stated at cost and amortized using the straight-line method over its lease term. Since the unamortized cost of the Master Lease is included as part of the cost of the Real Estate as of April 17, 2002, no amortization has been taken since that date.

        Cash at June 30, 2002 includes $1,503,092 on deposit in a money market account held at North Fork Bank pursuant to the terms of the Mortgage, to be used monthly through April 2003 to satisfy a portion ($166,167) of Registrant's mortgage interest obligation. In April 2003, and annually thereafter, Registrant is obligated to deposit an additional $2,000,000 into this restricted account under the same conditions.

        Registrant does not operate the Property. It subleases the Property to Empire State Building Company L.L.C. ("Sublessee") pursuant to a net operating sublease (the "Sublease")with a term and renewal options essentially coextensive with those contained in the Master Lease. On January 30, 1989, Sublessee elected to renew the Sublease for a term commencing January 4, 1992 to January 4, 2013.

        Sublessee is required to pay annual basic rent ("Basic
Rent") of $6,018,750 from January 1, 1992 through January 4, 2013 and $5,895,625 from January 5, 2013 through the expiration of all renewal terms. Sublessee is also required to pay Registrant overage rent of 50% of Sublessee's net operating profit, as defined in the sublease, in excess of $1,000,000 for each lease year ending December 31 ("Overage Rent").

        Overage Rent and other accumulated interest and dividend income are distributed annually after payment of any additional payments for supervisory services to Supervisor (as described in Note D below). For 2001, Sublessee reported net operating profit of $53,145,005; therefore, there was Overage Rent of $26,072,502 for the year ended December 31, 2001. Registrant paid Supervisor $1,474,468 as an additional payment for supervisory services.

        Sublessee is a New York limited liability company in which Peter L. Malkin is a member, and through entities created by Peter L. Malkin for family members are beneficial owners.



Note D - Supervisory Services

        Registrant pays Supervisor for supervisory services and disbursements. The supervisory fees are $100,000 per annum (the "Basic Payment") plus an additional payment of 6% of all distributions to Participants in any year in excess of the amount representing a return of 9% per annum on their remaining original cash investment in any year ("Additional Payment"). At June 30, 2002 such remaining cash investment was $33,000,000, representing the original cash investment of the Participants in Registrant.

                                -7-
Empire State Building Associates L.L.C.
June 30, 2002

          The supervisory services provided to Registrant by Supervisor include, but are not limited to, providing or coordinating counsel services to Registrant, maintaining all of its entity and Participant records, performing physical inspections of the Building, reviewing insurance coverage, conducting annual supervisory review meetings, receipt of monthly rent from Net Lessee, payment of monthly and additional distributions to the Participants, payment of all other disbursements, confirmation of the payment of real estate taxes, and active review of financial statements submitted to Registrant by Net Lessee and financial statements audited by and tax information prepared by Registrant's independent certified public accountant, and distribution of such materials to the Participants. Supervisor also prepares quarterly, annual and other periodic filings with the Securities and Exchange Commission and applicable state authorities.

         Registrant pays Supervisor for other services at hourly rates.

         Pursuant to the Fee arrangements described herein, Registrant paid Supervisor $50,000 of the Basic Payment for supervisory services for the six month period ended June 30, 2002 and $4,951 a month as the Additional Payment for supervisory services. No remuneration was paid during the six month period ended June 30, 2002 by Registrant to any of the Members as such.

         Reference is made to Note C of this Item 1 ("Note C") for a description of the terms of the Sublease between Registrant and Sublessee. The respective interests of the Members in Registrant and in Sublessee arise solely from ownership of their respective Participations in Registrant and, in the case of Mr. Malkin, his family entities' ownership of an interest in Sublessee. The Members receive no extra or special benefit not shared on a pro rata basis with all other Participants in Registrant or members in Sublessee. However, each of the Members, who hold senior positions at Supervisor (which supervises Registrant and Sublessee), by reason of their position at Supervisor, may receive income attributable to supervisory or other remuneration paid to Supervisor for services rendered to Registrant and Sublessee.

         As of June 30, 2002 the Members owned of record and beneficially an aggregate of $28,333 of participations in Registrant, representing less than 1% of the currently outstanding participations therein totaling $33,000,000.

         In addition, as of June 30, 2002 certain of the Members (or their respective spouses) held additional Participations as follows:

        Entities for the benefit of members of Peter L. Malkin's family owned of record and beneficially $557,917 of Participations. Peter L. Malkin disclaims any beneficial ownership of such Participations, except that related trusts are required to complete scheduled payments to Peter L. Malkin.

                                -8-
Empire State Building Associates L.L.C.
June 30, 2002

        Peter L. Malkin owned of record as trustee or co-trustee, but not beneficially, $307,500 of Participations. Peter L. Malkin disclaims any beneficial ownership of such Participations.

        Anthony E. Malkin owned of record as trustee or co-trustee, but not beneficially, $35,833 of Participations. Anthony E. Malkin disclaims any beneficial ownership of such Participations.


Note E Fees

        Fees of $53,305 for the three months ended June 30, 2001, represents reimbursement payments to Wien & Malkin LLP for its advances to third-party professionals for legal fees and disbursements relating to the Studley litigation.


Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations

           Registrant was organized for the initial purpose of acquiring the Master Lease of the Property subject to the Sublease. Basic Rent received by Registrant is used to pay annual rent due under the Master Lease and the Basic Payment and Additional Payment for supervisory services; the balance of such Basic Rent is distributed to the Participants. Overage Rent and any interest and dividends accumulated thereon are used for payment of interest on the Mortgage, and the balance is distributed to the Participants after the Additional Payment is made to Supervisor. See Note C of Item 1 above. Pursuant to the Sublease, Sublessee has assumed responsibility for the condition, operation, repair, maintenance and management of the Property. Registrant is not required to maintain liquid assets to defray any operating expenses of the Property.

           Registrant does not pay dividends. During the six month period ended June 30, 2002 Registrant made regular monthly distributions of $98.21 for each $10,000 participation ($1,178.52 per annum for each $10,000 participation). There are no restrictions on Registrant's present or future ability to make distributions; however, the amount of such distributions, particularly distributions of Overage Rent, depends on the ability of Sublessee to make payments of Basic Rent and Overage Rent to Registrant in accordance with the terms of the Sublease. Registrant expects to make distributions in the future so long as it receives the payments provided for under the Sublease. See Note C.
                                 -9-
Empire State Building Associates L.L.C.
June 30, 2002

          Registrant's results of operations are affected primarily by the amount of rent payable to it under the Sublease. The amount of Overage Rent payable to Registrant is affected by the New York City economy and real estate market.

          Total income decreased for the six month period ended June 30, 2002 as compared with the six month period ended June 30, 2001. Such decrease was the result of a decrease in dividend income earned on funds temporarily invested in Fidelity U.S. Treasury Income Portfolio. Total expenses increased for the six month period ended June 30, 2002 as compared with the six month period ended June 30, 2001. Such increase is the net result of the incurrence of mortgage interest expense, the depreciation of the building, amortization of mortgage financing and a decrease in rent expense during the six month period ended June 30, 2002.

          Sublessee was liable for New York State Utility Tax for periods after December 31, 1992 through 1997. The State has settled all utility taxes for the years 1993 through 1997 with a payment of $243,270 plus accrued interest of approximately $183,613 through December 31, 2001. Payment of $428,883 in connection with the foregoing was made by Sublessee on February 1, 2002. A final payment of $2,129 was made on March 15, 2002.


                        Liquidity and Capital Resources

          Registrant's liquidity has increased significantly for the six month period ended June 30, 2002, as compared with the six month period ended June 30, 2001 as a result of the retention of a portion of the prior year's overage rent income and residual mortgage proceeds from the new Mortgage. Registrant may from time to time establish a reserve for contingent or unforeseen liabilities.

          No amortization payments are due under the Mortgage to reduce the outstanding principal balance prior to maturity. Furthermore, Registrant does not maintain any reserve to cover the principal payment of such Mortgage indebtedness at maturity. Therefore, repayment of the Mortgage will depend on Registrant's ability to arrange a refinancing. Assuming that the Property continues to generate an annual net profit in future years comparable to that in past years, Registrant anticipates that the value of the Master Lease and Property would be well in excess of the amount of the Mortgage balance at maturity.

               Registrant anticipates that funds for working capital will be generated by operations of the Building by Sublessee, which entity in turn is required to make payments of Basic Rent and Overage Rent under the Sublease and, to the extent necessary, from additional capital investment by the members of the Sublessee and/or external financing.


                                -10-
Empire State Building Associates L.L.C.
June 30, 2002


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

                                -11-
Empire State Building Associates L.L.C.
June 30, 2002

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

        Based on Sublessee's review of the need for upgrades and improvements to the property, it is projected by Sublessee that improvement costs of approximately $4,200,000 will be incurred in 2002.

        The Sublessee anticipates that the costs of improvements to be incurred will reduce Overage Rent during the year 2002 but should have no effect on the payment of Basic Rent.



Item 6.	Exhibits and Reports on Form 8-K

        (a)  See exhibit index.

        (b)  Registrant filed a Form 8-K on May 8, 2002.


                                -12-
Empire State Building Associates L.L.C.
June 30, 2002

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



EMPIRE STATE BUILDING ASSOCIATES L.L.C.
(Registrant)



By:  /s/ Stanley Katzman
	Stanley Katzman, Attorney-in-Fact*


Date: August 28, 2002


        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the undersigned as Attorney-in-Fact for each of the Members in Registrant, pursuant to the Power, on behalf of Registrant on the date indicated.



By:  /s/ Stanley Katzman
	Stanley Katzman, Attorney-in-Fact*


Date: August 28, 2002







__________________________
*	Mr. Katzman supervises accounting functions for Registrant.


                                -13-
Empire State Building Associates L.L.C.
June 30, 2002

                        EXHIBIT INDEX


Number               Document                   Page*


3(a)            Attached hereto as Exhibit 3(c) is
                Registrant's Consent and Operating
                Agreement dated as of September 30, 2001 as a Limited Liability Company, which incorporates by reference the Registrant's prior Partnership Agreement dated July 11,
                1961, filed as Exhibit No. 1 to
                Registrant's Registration Statement on
                Form S-1 as amended (the "Registration
                Statement") by letter dated August 8, 1962 and assigned File No. 2-18741 and, itself incorporated by reference as an exhibit hereto.

3(b)		Amended Business Certificate of
		Registrant filed with the Clerk of New
		York County on August 19, 1996 reflecting a change in the Partners of Registrant which was filed as Exhibit 3(b) to Registrant's Annual Report on 10-K for the fiscal year ended December 31, 1996 and is incorporated by reference as an exhibit hereto.

3(c)            Registrant's Consent and Operating
                Agreement dated as of September 30, 2001

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

                             -14-
Empire State Building Associates L.L.C.
June 30, 2002

                        EXHIBIT INDEX
                            (cont.)

Number          Document                           Page*



24  		Powers of Attorney dated August 6, 1996
                and May 14, 1999 between the Partners of Registrant and Stanley Katzman and Richard
                A. Shapiro which was filed as Exhibit 24 to Registrant's 10-Q for the quarter ended
                June 30, 1999 and is incorporated herein by reference.

99 (1)          Chief Executive Officer Certification
                pursuant to Section 906 of the
                Sarbanes-Oxley Act of 2002

99 (2)          Chief Financial Officer Certification
                pursuant to Section 906 of the
                Sarbanes-Oxley Act of 2002











__________________________
*	Page references are based on sequential numbering system.
                             -15-