Form 10-Q
period 2002-09-30
EMPIRE STATE BUILDING ASSOCIATES
filed 2002-11-19
CIK 32776

FORM 10-Q

                SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C. 20549



[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended September 30, 2002

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


An Exhibit Index is located on Page 19 of this Report.
Number of pages (including exhibits) in this filing: 21

                    PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

	Empire State Building Associates L.L.C.
	Condensed Consolidated Statements of Income
	(Unaudited)

                        For the Three Months    For the Nine Months
                        Ended September 30,     Ended September 30,
                                2002     2001   2002     2001
Income:
  Rent income, from a
     related party (Note C)  $1,504,688 $1,504,688 $4,514,063 $4,514,063
  Dividend income                15,036     23,094    130,647    218,452
  Interest income                 2,694       -0-       5,786      -0-
  Miscellaneous income (Note E)     -0-  1,660,904        -0-  1,660,904
                              --------- ---------- ---------  ------------
        Total income          1,522,418  3,188,686  4,650,496   6,393,419
                             ---------- --------- -----------  ----------
Expenses:
  Leasehold rent  (Note B)         -0-    492,500    603,887    1,477,500
  Interest on mortgage
   (Note B)                  1,015,896     -0-      1,835,166       -0-
  Supervisory services, to a
  related party   (Note D)      39,855    39,855     119,563     119,563
  Depreciation of building
   (Note B)                    310,601      -0-      569,435        -0-
  Amortization of financing
   costs  (Note B)              44,907      -0-       82,330        -0-
  Amortization of leasehold
    (Note B)                       -0-    52,117      60,803     156,351
  Special fees, including amounts to
      a related party  (Note E)  (6,743)   65,206     46,690     119,483
  Miscellaneous                     89     12,000        432      12,000
                             ---------    --------    -------  ----------
        Total expenses       1,404,605    661,678  3,318,306   1,884,897
                             ---------   --------  ----------- ----------
        Net income           $ 117,813  $2,527,008  $1,332,190  $4,508,522
                              =======    ========   ========     ========
Earnings per $10,000 participation unit, based
on 3,300 participation units outstanding
        during the period   $   35.70   $  765.76    $ 403.69    $ 1,366.22
                             ========   ========     ========    ========
Distributions per $10,000 participation consisted
	of the following:
Income                      $   35.70   $  294.65    $ 403.69    $ 1,366.22
Return of capital              258.95         .00    7,480.24      3,521.31
                            --------- -----------   --------      ---------
Total distributions         $  294.65   $  294.65   $ 7,883.93   $ 4,887.53
                             =======     =======      =======    =======
At September 30, 2002 and 2001, there were $33,000,000 of participations outstanding.

   See notes to condensed consolidated financial statements.

                           -2-
                Empire State Building Associates L.L.C.
                Condensed Consolidated Balance Sheets
                        (Unaudited)
Assets                              September 30, 2002       December 31, 2001
Current assets
  Cash                                     $  693,230          $   327,850
  Restricted cash re: mortgage
     interest (Note C)                      1,005,786             -0-
  Fidelity U.S. Treasury Income Portfolio   3,391,494          29,520,266
  Prepaid rent                                 -0-                 23,831
  Additional rent due from Empire State
    Building Company L.L.C., a related party   -0-                 72,502
                                         ------------       ----------------
                Total current assets       5,090,510           29,944,449
                                        -------------       ---------------
Deferred charges                              -0-                110,050
                                        ------------       ---------------
Mortgage financing costs                    1,796,287              -0-
  Less, allowance for amortization             82,330              -0-
                                        -------------       ---------------
                                           1,713,957               -0-
                                        -------------       ---------------
Real Estate (Note B)
  Leasehold on Empire State Building           -0-           39,000,000
   Less, allowance for amortization            -0-           36,706,830
                                         ----------       ---------------
                                              -0-             2,293,170
                                       ------------       ----------------
  Land                                   12,095,036                 -0-
                                      -------------       ---------------
  Building                               48,380,151                 -0-
    Less, allowance for depreciation        569,435                 -0-
                                       -------------      ---------------
                                         47,810,716                 -0-
                                      --------------      ---------------
          Total real estate              59,905,752           2,293,170
                                       -------------    ---------------
                Total assets            $66,710,219         $32,347,669
                                        ==========          ==========
Liabilities and Members' Equity
Current liabilities:
  Accrued fees, to a related party      $      -0-          $   316,804
  Accrued supervisory services,
    to a related party                         -0-            1,474,468
  Accrued interest payable   (Note B)      338,632               -0-
                                        ------------    ---------------
                              -3-

                Empire State Building Associates L.L.C.
                Condensed Consolidated Balance Sheets
                          (Unaudited)

(CONTINUED)
                               September 30, 2002      December 31, 2001

Total current liabilities         $        338,632        $  1,791,272

Long term debt (Note B)                 60,500,000                -0-
                                    ---------------  -----------------
       Total liabilities                60,838,632           1,791,272
                                    ---------------   ----------------
Members' equity:
  Members' equity January 1,            30,556,397          18,145,097
  Add, Net income:
   January 1, 2002 through
         September 30, 2002             1,332,190               -0-
   January 1, 2001 through
         December 31, 2001                  -0-             29,512,491
                                      -----------         -------------
                                       31,888,587           47,657,588
                                   --------------         -------------

  Less, Distributions:
  Monthly distributions,
   January 1, 2002 through
         September 30, 2002            2,917,000                 -0-
   January 1, 2001 through
         December 31, 2001                 -0-              3,889,333

  Additional distribution on
   March 6, 2002 based on overage rent
   for the lease year ended
   December 31, 2001                23,100,000                 -0-

  Additional distribution on
   March 2, 2001 based on overage rent
   for the lease year ended
   December 31, 2000                      -0-               13,211,858
                                --------------         ---------------
Total distributions                26,017,000               17,101,191
                                --------------         ---------------
Members' equity:
  September 30, 2002                5,871,587                -0-
  December 31, 2001                      -0-              30,556,397
                                 ------------           ---------------
        Total liabilities and members'
                equity
          September 30, 2002      $66,710,219
          December 31, 2001      ===========             $32,347,669
                                                         ==========
        See notes to condensed consolidated financial statements
                              -4-

                Empire State Building Associates L.L.C.
                Condensed Consolidated Statements of Cash Flows
                                (Unaudited)

                                        January 1, 2002       January 1, 2001
                                            through            through
                                       September 30, 2002    September 30, 2001
Cash flows from operating activities:
Net income                                  $  1,332,190        $  4,508,522
Adjustments to reconcile net income
  to net cash provided by operating
  activities:
Depreciation of building                         569,435                -0-
Amortization of financing costs                   82,330                -0-
Amortization of leasehold                         60,803             156,351
Change in additional rent due
   from sublessee                                 72,502           2,583,762
Decrease in prepaid rent                          23,831                -0-
Change in accrued interest payable               338,632                -0-
Change in accrued supervisory services        (1,474,468)          (843,310)
Change in accrued fees                          (316,804)        (1,854,565)
                                            --------------    ---------------

 Net cash provided by operating activities      688,451          4,550,760
                                              -------------   --------------
Cash flows from investing activities:
 Purchase of real estate                     (58,132,770)          -0-
                                            ---------------   -------------
 Net cash used in investing activities        (58,132,770)       -0-
                                          ---------------    -------------
Cash flows from financing activities:
     Cash distributions                       (26,017,000)     (16,128,858)
     Proceeds from mortgage payable            60,500,000            -0-
     Mortgage financing costs                  (1,796,287)           -0-
                                          ----------------  ----------------
     Net cash provided by (used in)
          financing activities                 32,686,713      (16,128,858)
                                             -------------  ----------------

     Net decrease in cash and cash equivalents  (24,757,606)   (11,578,098)
Cash and cash equivalents
  beginning of period                            29,848,116     15,733,741
                                              -------------  ----------------
Cash and cash equivalents
  end of period                                $  5,090,510   $  4,155,643
                                               ==========      ==========
Cash paid for:
  Interest                                     $   1,496,535    $    -0-
                                               ==========      ==========

See notes to condensed consolidated financial statements
                         -5-
Notes to Condensed Consolidated Financial Statements (unaudited)

   Note A - Organization and Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of Registrant as of September 30, 2002, its results of operations for the nine months and three months ended September 30, 2002 and 2001 and cash flows for the nine months ended September 30, 2002 and 2001 and its changes in Members' equity for the nine months ended September 30, 2002. Information included in the condensed balance sheet as of December 31, 2001 has been derived from the audited balance sheet included in Registrant's Form 10-K for the year ended
December 31, 2001 (the "10-K") previously filed with the Securities and Exchange Commission (the "SEC"). Pursuant to rules and regulations of the SEC, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from these consolidated financial statements unless significant changes have taken place since the end of the most recent fiscal year. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the financial statements, notes to financial statements and the other information in the 10-K. The consolidated results of operations for the nine months ended September 30, 2002 are not necessarily indicative of the results to be expected for the full year.

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


    Note B- Purchase of Fee Title to The Empire State Building and Land Thereunder, Mortgage Debt, and related
            Depreciation and Amortization

       Through April 16, 2002, Registrant owned the tenant's interest in a master operating leasehold (the "Master Lease") on the Empire State Building (the "Building"), located at 350 Fifth Avenue, New York, New York. On April 17, 2002, Registrant acquired, through a wholly owned limited liability company (Empire State Land Associates L.L.C.), the fee title to the Building, and the land thereunder (the "Land") (together, the "Real Estate"), at a price of $57,500,000, and obtained a $60,500,000 first mortgage with North Fork Bank (the "Mortgage") to finance the acquisition and certain related costs.
                                 -6-
      The Real Estate is carried in the financial statements at a total cost of $60,475,187, consisting of $57,500,000 for the purchase price paid to the seller, $742,820 for acquisition costs, and $2,232,367 representing the unamortized balance of the cost of the Master Lease on the date the Real Estate was acquired. The cost of the Land is estimated to be 20% of the total cost of the Real Estate, and the Building, 80%. Under the terms of the contract of sale, the deed contains language to avoid the merger of the fee estate and the leasehold, although on a consolidated financial statement basis the Registrant incurred no leasehold rent expense after acquiring the Real Estate.

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

      Acquisition costs to acquire the Real Estate and mortgage financing costs include payments totaling $103,587 and $54,909, respectively, made to the firm of Wien & Malkin LLP, a related party.


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

	Cash at September 30, 2002 includes $1,005,786 on deposit in a money market account held at North Fork Bank pursuant to the terms of the Mortgage, to be used monthly through April 2003 to satisfy a portion ($166,167) of Registrant's mortgage interest obligation. In April 2003, and annually thereafter, Registrant is obligated to deposit an additional $2,000,000 into this restricted account under the same conditions.

        Registrant does not operate the Property. It subleases the Property to Empire State Building Company L.L.C. ("Sublessee") pursuant to a net operating sublease (the "Sublease") with a term and renewal options essentially coextensive with those contained in the Master Lease. On January 30, 1989, Sublessee elected to renew the Sublease for a term commencing January 4, 1992 to January 4, 2013.
                                -7-
	Sublessee is required to pay annual basic rent ("Basic Rent") of $6,018,750 from January 1, 1992 through January 4, 2013 and $5,895,625 from January 5, 2013 through the expiration of all renewal terms. Sublessee is also required to pay Registrant overage rent of 50% of Sublessee's net operating profit, as defined in the sublease, in excess of $1,000,000 for each lease year ending December 31 ("Overage Rent").

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

	Sublessee is a New York limited liability company in which Peter L. Malkin is a member, and pass- through entities created by Peter L. Malkin for family members are beneficial owners.



Note D - Supervisory Services

	Registrant pays Supervisor for supervisory services and disbursements. The supervisory fees are $100,000 per annum (the "Basic Payment") plus an additional payment of 6% of all distributions to Participants in any year in excess of the amount representing a return of 9% per annum on their remaining original cash investment in any year ("Additional Payment"). At September
30, 2002, such remaining cash investment was $33,000,000, representing the original cash investment of the Participants in Registrant.

           The supervisory services provided to Registrant by Supervisor include, but are not limited to, providing or coordinating counsel services to Registrant, maintaining all of its entity and Participant records, performing physical inspections of the Building, reviewing insurance coverage, conducting annual supervisory review meetings, receipt of monthly rent from Sublessee, payment of monthly and additional distributions to the Participants, payment of all other disbursements, confirmation of the payment of real estate taxes, and active review of financial statements submitted to Registrant by Sublessee and financial statements audited by and tax information prepared by Registrant's independent certified public accountant, and distribution of such materials to the Participants. Supervisor also prepares quarterly, annual and other periodic filings with the Securities and Exchange Commission and applicable state authorities.

       Registrant pays Supervisor for other services at hourly rates.

       Pursuant to the fee arrangements described herein, Registrant paid Supervisor $75,000 of the Basic Payment for supervisory services for the nine month period ended September 30, 2002 and $4,951 a month as the Additional Payment for supervisory services. No remuneration was paid during the nine month period ended September 30, 2002 by Registrant to any of the Members as such.

        Reference is made to Note C of this Item 1 ("Note C") for a description of the terms of the Sublease between Registrant and Sublessee. The respective interests of the Members in Registrant and in Sublessee arise solely from ownership of their respective Participations in Registrant and, in the case of Mr. Malkin, his family entities' ownership of member interests in Sublessee. The Members receive no extra or special benefit not shared on a pro rata basis with all other Participants in Registrant or members in Sublessee. However, each of the Members, who hold senior positions at Supervisor (which supervises Registrant and Sublessee), by reason of their position at Supervisor, may receive income attributable to supervisory or other remuneration paid to Supervisor for services rendered to Registrant and Sublessee.
                                 -8-
	As of September 30, 2002 the Members owned of record and beneficially an aggregate of $28,333 of participations in Registrant, representing less than 1% of the currently outstanding participations therein totaling $33,000,000.

        In addition, as of September 30, 2002 certain of the Members held additional Participations as follows:

Entities for the benefit of members of Peter L. Malkin's family owned of record and beneficially $562,916 of Participations. Peter L. Malkin disclaims any beneficial ownership of such Participations, except that related trusts are required to complete scheduled payments to Peter L. Malkin.

Peter L. Malkin owned of record as trustee or co-trustee, but not beneficially, $232,501 of Participations. Peter L. Malkin disclaims any beneficial ownership of such Participations.

Anthony E. Malkin owned of record as trustee or co-trustee, but not beneficially, $35,833 of Participations. Anthony E. Malkin disclaims any beneficial ownership of such Participations.


Note E    Special Fees and Miscellaneous Income


       During the quarter ended September 30, 2002, reimbursement was received for fees previously expensed in the amount of $6,743.

       During the nine months ended September 30, 2001, previously accrued fees of $1,854,565 were paid to the firm of Wien & Malkin LLP, a related party. Fees of $119,483 for the nine months ended September 30, 2001, included payments of $114,009 to Wien & Malkin LLP for advances to third-party professionals for legal fees and disbursements relating to the Studley litigation. See Part II, Item 1.

       In September 2001, Registrant received from the Sublessee and reflected in its financial statements as miscellaneous income, $1,660,904 as reimbursement for fees and disbursements previously incurred.

  Item 2. Management's Discussion and Analysis of
Financial Condition and Results of Operations

          Registrant was organized for the initial purpose of acquiring the Master Lease of the Property subject to the Sublease. Basic Rent received by Registrant was used to pay annual rent due under the Master Lease and the Basic Payment and a portion of the Additional Payment for supervisory services; the balance of such Basic Rent was distributed to the Participants. Currently, Basic Rent received by Registrant is used to pay the Basic Payment and a portion of the Additional Payment for supervisory services, and debt service on the new mortgage; the balance of such Basic Rent is distributed to the Participants. Overage Rent and any interest and dividends accumulated thereon are distributed to the Participants after the Additional Payment is made to Supervisor. See Note C of Item 1 above. Pursuant to the Sublease, Sublessee has assumed responsibility for the condition, operation, repair, maintenance and management of the Property. Registrant is not required to maintain liquid assets to defray any operating expenses of the Property.
                                    -9-
       Registrant does not pay dividends. During the nine month period ended September 30, 2002 Registrant made regular monthly distributions of $98.21 for each $10,000 participation ($1,178.52 per annum for each $10,000 participation). There are no restrictions on Registrant's present or future ability to make distributions; however, the amount of such distributions, particularly distributions of Overage Rent, depends on the ability of Sublessee to make payments of Basic Rent and Overage Rent to Registrant in accordance with the terms of the Sublease. Registrant expects to make distributions in the future so long as it receives the payments provided for under the Sublease.
See Note C.

       Registrant's results of operations are affected primarily by the amount of rent payable to it under the Sublease. The amount of Overage Rent payable to Registrant is affected by the New York City economy and real estate market.

       Total income decreased for the nine month period ended September 30, 2002 as compared with the nine month period ended September 30, 2001. The decrease was the net result of a decrease in dividend income and the receipt of interest income during the current period and to the receipt of miscellaneous income being received during the period ended September 30, 2001.

       Total expenses increased for the nine month period ended September 30, 2002 as compared with the nine month period ended September 30, 2001. Such increase is the net result of the incurrence of mortgage interest expense, the depreciation of the building, amortization of mortgage financing costs and a decrease in rent expense during the nine month period ended September 30, 2002.

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

                        Liquidity and Capital Resources

        Registrant's liquidity has increased slightly for the nine month period ended September 30, 2002, as compared with the nine month period ended September 30, 2001 as a result of the retention of residual mortgage proceeds from the new Mortgage during the current period being offset by the receipt of miscellaneous income during the prior period. Registrant may from time to time establish a reserve for contingent or unforeseen liabilities.
                                 -10-
       No amortization payments are due under the Mortgage to reduce the outstanding principal balance prior to maturity. Furthermore, Registrant does not maintain any reserve to cover the principal payment of such Mortgage indebtedness at maturity. Therefore, repayment of the Mortgage will depend on Registrant's ability to arrange a refinancing. Assuming that the Property continues to generate an annual net profit in future years comparable to that in past years, Registrant anticipates that the value of the Master Lease and Property would be well in excess of the amount of the Mortgage balance at maturity.

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




Item 4. Evaluation of Disclosure Controls and Internal Control Procedures.

(a) Evaluation of disclosure controls and procedures. Our chief executive officer and our chief financial officer, after evaluating the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)) as of a date (the "Evaluation Date") within 90 days before the filing date of this quarterly report, have concluded that as of the Evaluation Date, our disclosure controls and procedures were adequate and designed to ensure that material information relating to Registrant, including its consolidated subsidiaries would be made known to them by others within those entities.

(b) Changes in internal controls. There were no significant changes in our internal controls or, to our knowledge, in other factors that could significantly affect our internal controls and procedures subsequent to the Evaluation Date.
                                 -11-
                PART II.  OTHER INFORMATION

Item 1.	Legal Proceedings.

The Property of Registrant is the subject of the following pending litigation:

       Wien & Malkin LLP, et. al. v. Helmsley-Spear, Inc., et. al. On June 19, 1997 Wien & Malkin LLP and Peter L. Malkin filed an action in the Supreme Court of the State of New York, against Helmsley-Spear, Inc. and Leona Helmsley concerning various partnerships which own, lease or operate buildings managed by Helmsley-Spear, Inc., including Registrant's property. In their complaint, plaintiffs sought the removal of Helmsley-Spear, Inc. as managing and leasing agent for all of the buildings. Plaintiffs also sought an order precluding Leona Helmsley from exercising any partner management powers in the partnerships. In August, 1997, the Supreme Court directed that the foregoing claims proceed to arbitration. As a result, Mr. Malkin and Wien & Malkin LLP filed an arbitration complaint against Helmsley-Spear, Inc. and Mrs. Helmsley before the American Arbitration Association. Helmsley-Spear, Inc. and Mrs. Helmsley served answers denying liability and asserting various affirmative defenses and counterclaims; and Mr. Malkin and Wien & Malkin LLP filed a reply denying the counterclaims. By agreement dated December 16, 1997, Mr. Malkin and Wien & Malkin LLP (each for their own account and not in any representative capacity) reached a settlement with Mrs. Helmsley of the claims and counterclaims in the arbitration and litigation between them. Mr. Malkin and Wien & Malkin LLP then continued their prosecution of claims in the arbitration for relief against Helmsley-Spear, Inc., including its termination as the leasing and managing agent for various entities and properties, including the Registrant's Lessee. The arbitration hearings were concluded in June 2000, and the arbitrators issued their decision on March 30, 2001, ordering that the termination of Helmsley-Spear, Inc. would require a new vote by the partners in the Lessee, setting forth procedures for such a vote, and denying the other claims of all parties. Following the decision, Helmsley-Spear, Inc. applied to the court for confirmation of the decision, and Mr. Malkin and Wien & Malkin LLP applied to the court for an order setting aside that part of the decision regarding the procedure for partnership voting to terminate Helmsley-Spear, Inc. and various other parts of the decision on legal grounds. The court granted the motion to confirm the arbitrators' decision and denied the application to set aside part of the arbitrators' decision. Mr. Malkin and Wien & Malkin LLP have served notice of appeal of the court's determination.
                                 -12-
        On November 29, 2001, an action entitled Irving Schneider v. Peter L. Malkin et al. was brought in New York State Supreme Court by the holder of a $10,000 original participation in Associates (representing 1/3300th of the interests in Associates) against Associates' Agents, claiming that the Agents had violated contractual and fiduciary duties and that the consent of the Participants to Associates' program for acquisition and financing of the fee title to the Empire State Building pursuant to the September 14, 2001 Solicitation is ineffective. On February 28, 2002, the Court granted an order dismissing all of Mr. Schneider's claims. Mr. Schneider filed on March
8, 2002 a notice of appeal of the order dismissing his claims.

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

                            -13-

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


Date: November 19, 2002


          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the undersigned as Attorney-in-Fact for each of the Members in Registrant, pursuant to the Power, on behalf of Registrant on the date indicated.



By:  /s/ Stanley Katzman
	Stanley Katzman, Attorney-in-Fact*


Date: November 19, 2002







__________________________
* Mr. Katzman supervises accounting functions for Registrant.
                            -14-


                        CERTIFICATIONS


I, Stanley Katzman, certify that:

(1) I have reviewed this quarterly report on Form 10-Q of Empire
State Building Associates L.L.C.;

(2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

(3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

(4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within the Registrant particularly during the period in which this quarterly report is being prepared;

(b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation
Date"); and

(c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

(a)	all significant deficiencies in the design or operation of
internal controls which could adversely affect the
registrant's ability to record, process, summarize and
report financial data and have identified for the
registrant's auditors any material weaknesses in internal
controls; and
                           -15-
(b)	any fraud, whether or not material, that involves
management or other employees who have a significant role in the registrant's internal controls; and

(6) The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 19, 2002


                                        By /s/ Stanley Katzman
                                        Name:     Stanley Katzman
                                        Title:  Member of Wien & Malkin LLP,
                                        Supervisor of Empire State
                                        Building Associates L.L.C.


                               -16-

                        CERTIFICATIONS



I, Stanley Katzman, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Empire State Building Associates L.L.C.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other
financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures
(as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within the Registrant particularly during the period in which this quarterly report is being prepared;

b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation
Date"); and

c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
                         -17-
a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves
management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 19, 2002


                                By /s/ Stanley Katzman
                                Name:  Stanley Katzman
                                Title: Senior Member of
                                Financial/Accounting Staff of Wien &
                                Malkin LLP, Supervisor of Empire State
                                Building Associates L.L.C.

                             -18-


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



                                 -19-



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
                          -20-

                                                Exhibit 99(1)
        Empire State Building Associates L.L.C.
             Chief Executive Officer Certification
                Pursuant to Section 906
               of Sarbanes - Oxley Act of 2002

	The undersigned, Stanley Katzman, is signing this Chief Executive Officer certification as a member of Wien & Malkin LLP, the supervisor * of Empire State Building Associates L.L.C.("Registrant") to certify that:
(1) the Quarterly Report on Form 10-Q of Registrant for the quarterly period ended September 30, 2002(the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934(15 U.S.C.78m or 78o(d)); and
(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Registrant.


Dated: November 19, 2002
                                By /s/ Stanley Katzman
                                Stanley Katzman
                                Wien & Malkin LLP, Supervisor




*Registrant's organizational documents do not provide for a Chief Executive Officer or other officer with equivalent rights and duties. As described in the Quarterly Report, Registrant is a limited liability company which is supervised by Wien & Malkin LLP. Accordingly, this Chief Executive Officer certification is being signed by a member of Registrant's supervisor.

                              -21-
                                            Exhibit 99(2)

                Empire State Building Associates L.L.C.

                Chief Financial Officer Certification
                        Pursuant to Section 906
                   of Sarbanes - Oxley Act of 2002

	The undersigned, Stanley Katzman, is signing this Chief Financial Officer certification as senior member of the financial/accounting staff of Wien & Malkin LLP, the supervisor* of Empire State Building Associates L.L.C. ("Registrant"), to certify that:

(1) the Quarterly Report on Form 10-Q of Registrant for the quarterly period ended September 30, 2002(the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934(15 U.S.C.78m or 78o(d)); and
(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Registrant.

Dated: November 19, 2002

                                        By /s/ Stanley Katzman
                                        Stanley Katzman
                                        Wien & Malkin LLP, Supervisor





*Registrant's organizational documents do not provide for a Chief Financial Officer or other officer with equivalent rights and duties. As described in the Quarterly Report, Registrant is a limited liability company which is supervised by Wien & Malkin LLP. Accordingly, this Chief Financial Officer certification is being signed by a senior member of the financial/accounting staff of Registrant's supervisor.

                                  -22-