Form 10-K
period 2002-12-31
EMPIRE STATE BUILDING ASSOCIATES
filed 2003-04-15
CIK 32776

FORM 10-K
        SECURITIES AND EXCHANGE COMMISSION
           Washington, D.C. 20549

  [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
        THE SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended December 31, 2002

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

                             None

Securities registered pursuant to section 12(g) of the Act:
$33,000,000 of Participations in LLC Member Interests

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ___

An Exhibit Index is located on pages 27 through 28 of this report. Number of pages (including exhibits) in this filing: 62


                        PART I

                FORWARD_LOOKING STATEMENTS

        Certain information included in this Annual Report contains or may contain forward-looking statements within the meaning of Section 27A of the Securities Exchange Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The Registrant cautions readers that forward-looking statements, including, without limitation, those relating to the Registrant's investment policies and objectives; the financial performance of the Registrant; the ability of the Registrant to service its debt; the competitive conditions which affect the Registrant's business; and the Registrant's liquidity and capital resources, are subject to certain risks and uncertanties. Actual results or outcomes may differ materially from those described in the forward-looking statements and will be affected by a variety of risks and factors, including, without limitation, the Registrant's future financial performance; the availability of capital; general market conditions; national and local economic conditions, particularly long-term interest rates; Federal, state and local governmental regulations that affect the Registrant; and the competitive environment in which the Registrant operates, including, the availability of commercial space in the area where the Registrant's property is located. The forward-looking statements are made as of the date of this Annual Report and the Registrant assumes no obligation to update the forward-looking statements or to update the reasons actual results could differ from those projected in such forward-looking statements.


Item 1.	Business.

        (a)     General

        Registrant was originally organized on July 11, 1961 as a general partnership. On October 1, 2001, Registrant converted from a general partnership to a limited liability company under New York law and is now known as Empire State Building Associates L.L.C. The conversion does not change any aspect of the assets and operations of Registrant other than to protect its participants from any future liability to a third party. Registrant owns the tenant's interest in a master operating leasehold (the "Master Lease") on the Empire State Building (the "Building") and the land thereunder, located at 350 Fifth Avenue, New York, New York. On April 17, 2002, Registrant acquired through a wholly owned limited liability company (Empire State Land Associates L.L.C.), the fee title to the Building, and the land thereunder (the "Land") (together, the "Real Estate"), at a price of $57,500,000, and obtained a $60,500,000 first mortgage with North Fork Bank (the "Mortgage") to finance the acquisition and certain related costs.

        The initial term of the master lease (the "Master Lease")expired on January 5, 1992. On January 30, 1989, Registrant exercised its first of four 21-year renewal options contained in the Master Lease and extended the Master Lease through January 5, 2013.
                                -1-
        Registrant does not operate the Real Estate. It subleases the Real Estate to Empire State Building Company L.L.C.(the "Sublessee") pursuant to a net operating sublease (the "Sublease") with a term and renewal options essentially coextensive with those contained in the Master Lease. On January 30, 1989, Sublessee elected to renew the Sublease for a term commencing January 4, 1992 to January 4, 2013.

        Registrant's members are Peter L. Malkin, Anthony E.
Malkin and Thomas N. Keltner, Jr. (collectively, the "Agents") each of whom also acts as an agent for holders of participations in his respective member interest in Registrant (the
"Participants").

        Sublessee is a New York limited liability company in which Peter L. Malkin is a member, and pass-through entities created by Peter L. Malkin for family members are beneficial owners. All of the members in Registrant hold senior positions at Wien & Malkin LLP, 60 East 42nd Street, New York, New York, which provides supervisory and other services to Registrant and to Sublessee (the "Supervisor"). See Items 10, 11, 12 and 13 hereof for a description of the ongoing services rendered by, and compensation paid to, Supervisor and for a discussion of certain relationships which may pose potential conflicts of interest among Registrant, Sublessee and certain of their respective affiliates.

        As of December 31, 2002, the Building was 87.5% occupied by approximately 859 tenants who engage in various businesses, including the Boy Scouts, the YMCA, the practice of law and accounting, ladies' and men's apparel, and ladies' and men's shoes. Registrant does not maintain a full-time staff. See Item 2 hereof for additional information concerning the Real Estate.

        (b)     The Lease and Sublease

        The annual rent payable by Registrant under the Lease is $1,970,000 from January 5, 1992 through January 5, 2013 and
$1,723,750 annually during the term of each renewal period thereafter.

        Sublessee was required to pay annual basic rent (the "Basic Rent") equal to $6,018,750 from January 1, 1992 through January 4, 2013, and $5,895,625 from January 5, 2013 through the expiration of all renewal terms. See Item 2. Sublessee is also required to pay Registrant overage rent of 50% of Sublessee's net operating profit, as defined in the sublease, in excess of $1,000,000 for each lease year ending December 31("Overage Rent").
                           -2-
        Overage Rent income is recognized when earned from the Sublessee, at the close of the year ending December 31; such income is not determinable until the Sublessee, pursuant to the Sublease, renders to Registrant a certified report on the Sublessee's operation of the Real Estate. The Sublease requires that this report be delivered to Registrant annually within 60 days after the end of each such fiscal year. Accordingly, all Overage Rent income and certain supervisory services expense are reflected in the fourth quarter of each year. The Sublease does not provide for the Sublessee to render interim reports to Registrant. See Note 3 of Notes to Financial Statements filed under Item 8 hereof (the "Notes") regarding Overage Rent payments by Sublessee for the fiscal years ended December 31, 2002, 2001 and 2000. There was Overage Rent of $14,476,008 for the year ended December 31, 2002.

        (c)     Competition

        Pursuant to tenant space leases at the Building, the average annual base rental payable to Sublessee is approximately $31.46 per square foot (exclusive of electricity charges and escalation). The asking rents for the building range from $39 to $55 per square foot.

        (d)     Tenant Leases

        Sublessee operates the Building free from any federal, state or local government restrictions involving rent control or other similar rent regulations which may be imposed upon residential real estate in Manhattan. Any increase or decrease in the amount of rent payable by a tenant is governed by the provisions of the tenant's lease.


Item 2.	Property.


        Registrant owns the tenant's interest in a master operatinn leasehold on the Empire State Building, located at 350 Fifth Avenue, New York, New York. See Item 1 hereof. On April 17, 2002, Registrant acquired, through a wholly owned limited liability company (Empire State Land Associates L.L.C.), the fee title to the Building, and the land thereunder, at a price of $57,500,000, and obtained a $60,500,000 first mortgage with North Fork Bank to finance the acquisition and certain related costs. The Building, erected in 1931 and containing 102 stories, a concourse and a lower lobby, occupies the entire blockfront from 33rd Street to 34th Street on Fifth Avenue. The Building has 72 passenger elevators and 4 freight elevators and is equipped with air conditioning and individual air handling units. The Building is subleased to Sublessee under the Sublease which expires on January 4, 2013 and contains three 21-year renewal options. See
Item 1 hereof for a description of the terms of the Lease and
Sublease.                        -3-

        The Real Estate is carried in the financial statements at a total cost of $60,484,389, consisting of $57,500,000 for the purchase price paid to the seller, $752,022 for acquisition costs, and $2,232,367 representing the unamortized balance of the cost of the Master Lease on the date the Real Estate was acquired. The cost of the Land is estimated to be 35.63% of the total cost of the Real Estate, and the Building, 64.37%. Under the terms of the contract of sale and the deed, there is no merger of the fee estate and the leasehold, although on a consolidated financial statement basis the Registrant incurred no leasehold rent expense after acquiring the Real Estate.

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

        The Building is being depreciated on a straight-line basis using an estimated life of 39 years from April 17, 2002.
Mortgage financing costs, totaling $1,796,287, are being amortized ratably over the term of the Mortgage.

        Acquisition costs to acquire the Real Estate and mortgage financing costs include payments totaling $103,587 and $54,909, respectively, made to the firm of Wien & Malkin LLP, a related party.




Item 3.	Legal Proceedings.

        The Property of Registrant is the subject of the following pending litigation:

        Wien & Malkin LLP, et. al. v. Helmsley-Spear, Inc., et. al. On June 19, 1997 Wien & Malkin LLP and Peter L. Malkin filed an action in the Supreme Court of the State of New York, against Helmsley-Spear, Inc. and Leona Helmsley concerning various partnerships which own, lease or operate buildings managed by Helmsley-Spear, Inc., including Registrant's property. In their complaint, plaintiffs sought the removal of Helmsley-Spear, Inc. as managing and leasing agent for all of the buildings. Plaintiffs also sought an order precluding Leona Helmsley from exercising any partner management powers in the partnerships. In
                                -4-
August, 1997, the Supreme Court directed that the foregoing claims proceed to arbitration. As a result, Mr. Malkin and Wien & Malkin LLP filed an arbitration complaint against Helmsley-Spear, Inc. and Mrs. Helmsley before the American Arbitration Association. Helmsley-Spear, Inc. and Mrs. Helmsley served answers denying liability and asserting various affirmative defenses and counterclaims; and Mr. Malkin and Wien & Malkin LLP filed a reply denying the counterclaims. By agreement dated December 16, 1997, Mr. Malkin and Wien & Malkin LLP (each for their own account and not in any representative capacity) reached a settlement with Mrs. Helmsley of the claims and counterclaims in the arbitration and litigation between them. Mr. Malkin and Wien & Malkin LLP then continued their prosecution of claims in the arbitration for relief against Helmsley-Spear, Inc., including its termination as the leasing and managing agent for various entities and properties, including the Registrant's Lessee. The arbitration hearings were concluded in June 2000, and the arbitrators issued their decision on March 30, 2001, ordering that the termination of Helmsley-Spear, Inc. would require a new vote by the partners in the Lessee, setting forth procedures for such a vote, and denying the other claims of all parties. Following the decision, Helmsley-Spear, Inc. applied to the court for confirmation of the decision, and Mr. Malkin and Wien & Malkin LLP applied to the court for an order setting aside that part of the decision regarding the procedure for partnership voting to terminate Helmsley-Spear, Inc. and various other parts of the decision on legal grounds. The court granted the motion to confirm the arbitrators' decision and denied the application to set aside part of the arbitrators' decision. The parts of the decision under appeal were affirmed by the Appellate Division on December 5, 2002, and were further appealed by Wien & Malkin LLP and Mr. Malkin on January 13, 2003.

       On November 29, 2001, an action entitled Irving
Schneider v. Peter L. Malkin et al. was brought in New York State Supreme Court by the holder of a $10,000 original participation in Registrant (representing 1/3300th of the interests in Registrant) against Registrants' Agents, claiming that the Agents had violated contractual and fiduciary duties and that the consent of the Participants to Registrants' program for acquisition and financing of the fee title to the Empire State Building pursuant to the September 14, 2001 Solicitation was ineffective. On February 28, 2002, the Court granted an order dismissing all of Mr. Schneider's claims. Mr. Schneider filed on March 8, 2002 a notice of appeal of the order dismissing his claims. The time for Mr. Schneider to perfect his appeal of the court's dismissal has expired and the dismissal is now final.
                          -5-
           In April 2002, Leona M. Helmsley, who is a 63.75% member in Sublessee, brought litigation against Sublessee's supervisor, Wien & Malkin LLP, and member, Peter L. Malkin, claiming misconduct and seeking damages and disqualification from performing services for Sublessee. In December 2002, Mrs. Helmsley withdrew all her claims and this litigation was dismissed.

   Item 4.   Submission of Matters to a Vote of Participants.

          No matters were submitted to the Participants during the period covered by this report.



                        PART II

Item 5.	Market for Registrant's Common Equity
        and Related Security Holder Matters.

        Registrant was originally organized as a general partnership pursuant to a partnership agreement dated as of July 11, 1961. On October 1, 2001, Registrant converted from a general partnership to a limited liability company under New York law.
                        -5-
        Registrant has not issued any common stock. The securities registered by it under the Securities Exchange Act of 1934, as amended, consist of participations in the Members interests in Registrant (the "Participations") and are not shares of common stock nor their equivalent. The Participations represent each Participant's fractional share in a Member's undivided interest in Registrant and are divided approximately equally among the Members. A full unit of the Participations was offered originally at a purchase price of $10,000; fractional units were also offered at proportionate purchase prices. Registrant has not repurchased Participations in the past and is not likely to change that policy in the future.

        (a) The Participations are neither traded on an established securities market nor are readily tradable on a secondary market or the substantial equivalent thereof. Based on Registrant's transfer records, Participations are sold by the holders thereof from time to time in privately negotiated transactions and, in many instances, Registrant is not aware of the prices at which such transactions occur. During the past year there were 212 transfers. In one instance, the indicated purchase price was equal to 3.3 times the face amount of the Participation transferred, i.e., $16,500 for a $5,000 Participation. In two instances, the indicated purchase price was equal to 3.07 times the face amount of the Participation transferred. In twelve instances, the indicated purchase price was equal to three times the face amount of the Participation transferred. In eight instances, the indicated purchase price was equal to 2.7 times the face amount of the Participation transferred. In eight instances, the indicated purchase price was equal to 2.5 times the face amount of the Participation transferred. In one instance, the indicated purchase price was equal to 1.5 times the face amount of the participation transferred. In one instance, the indicated purchase price was equal to 1.34 times the face amount of the Participation transferred. In all other cases, no consideration was indicated.
                             -6-
        (b) As of December 31, 2002, there were 2,701 holders of Participations of record.

        (c) Registrant does not pay dividends. During the year ended December 31, 2002, Registrant made regular monthly distributions of $98.21 for each $10,000 Participation. There was Overage Rent earned of $14,476,008 for the year ended December 31, 2002 which enabled Registrant to make additional distributions for each $10,000 Participation of $3,412 on March 5, 2003. See Item 1 hereof. There are no restrictions on Registrant's present or future ability to make distributions; however, the amount of such distributions, particularly distributions of Overage Rent, depends solely on Sublessee's ability to make payments of Basic Rent and Overage Rent to Registrant. See Item 1 hereof. Registrant expects to make monthly distributions in the future so long as it receives the payments provided for under the Sublease. See Item 7 hereof.
                        -7-
                [SELECTED FINANCIAL DATA]

Item 6.
                  EMPIRE STATE BUILDING ASSOCIATES L.L.C.
                        (A Limited Liability Company)

                          SELECTED FINANCIAL DATA


                                         Year ended December 31,

                            2002           2001               2000         1999          1998
Basic rent income        $ 6,018,750    $ 6,018,750     $ 6,018,750     $ 6,018,750    $ 6,018,750
Overage rent income       14,476,008     26,072,502      14,583,762       7,582,109      4,109,852
Dividend and interest
        income               152,081        248,948         256,963         144,690         84,615
Miscellaneous income            -0-       1,660,904           -0-             -0-              -0-

   Total revenues        $20,646,839    $34,001,104     $20,859,475     $13,745,549     $10,213,217


Net income		$15,397,298	$29,512,491	$17,315,601	$10,901,065	$ 7,507,228


Earnings per $10,000
 participation unit,
 based on 3,300
 participation units
 outstanding during
 the year		$     4,666	$     8,943	$     5,247	$     3,303	$     2,275


Total assets		$80,521,663	$32,347,669	$20,842,972	$13,253,481	$ 8,787,638


Long-term obligations   $60,500,000     $    - 0 -      $    - 0 -      $    - 0-       $    - 0 -


Distributions per $10,000
 participation unit, based
 on 3,300 participation
 units outstanding
 during the year:
	Income		$     4,666	$     5,182	$     3,185	$     2,033	$     1,500
        Return of capital     3,513          - 0 -           - 0 -           - 0 -           - 0 -

  Total distributions   $     8,179     $     5,182     $     3,185     $     2,033     $     1,500





Item 7.
                EMPIRE STATE BUILDING ASSOCIATES L.L.C.
                  (A Limited Liability Company)

                 QUARTERLY RESULTS OF OPERATIONS




The following table presents the company's operating results for each of the eight fiscal quarters in the period ended December 31, 2002. The information for each of these quarters is unaudited and has been prepared on the same basis as the audited consolidated financial statements included in this Annual Report on Form 10-K. In the opinion of management, all necessary adjustments, which consist only of normal and recurring accruals, have been included to present fairly the unaudited quarterly results. This data should be read together with the consolidated financial statements and the notes thereto included in this Annual Report on Form 10-K.



                                  Three Months Ended

                        March 31,   June 30,      September 30,  December 31,
                            2001       2001          2001             2001

Statement of Income Data:
  Minimum net, basic
   rent income          $1,504,687  $1,504,688     $1,504,688     $ 1,504,687
  Additional rent
   income                     -        -                -          26,072,502
  Dividend income          157,165      38,193         23,094          30,496
  Miscellaneous income        -        -            1,660,904             -
    Total revenues       1,661,852   1,542,881      3,188,686      27,607,685

  Leasehold rent           492,500     492,500        492,500         492,500
  Supervisory services      39,854      39,854         39,855       1,514,322
  Amortization of
   leasehold                52,117      52,117         52,117          52,117
  Fees                         972      53,305         77,206         544,777
    Total expenses         585,443     637,776        661,678       2,603,716

    Net income          $1,076,409  $  905,105     $2,527,008     $25,003,969

Earnings per $10,000
 participation unit, based
 on 3,300 participation
 units outstanding during
 each period            $      326  $      274     $     766      $     7,577

Item 7.
                EMPIRE STATE BUILDING ASSOCIATES L.L.C.
                  (A Limited Liability Company)

             QUARTERLY RESULTS OF OPERATIONS (Continued)



                                    Three Months Ended
                          March 31,   June 30,  September 30, December 31,
                            2002        2002       2002          2002

Consolidated Income Data:
  Minimum net, basic
   rent income          $1,504,687   $1,504,688 $1,504,688    $ 1,504,687
  Additional rent
   income                       -          -            -      14,476,008
  Dividend and interest
   income                   99,407       19,296     17,730         15,648
    Total revenues       1,604,094    1,523,984  1,522,418     15,996,343



  Leasehold rent           492,500      111,387         -        (21,889)
  Interest on mortgage          -       819,271  1,015,896       994,048
  Supervisory services      39,854       39,854     39,855       758,520
  Depreciation of building      -       258,834    310,601       138,771
  Amortization of financing
   costs                        -       37,423      44,907        44,907
  Amortization of
   leasehold                52,117       8,686          -             -
  Fees and miscellaneous    38,199      15,576      (6,654)       16,878
    Total expenses         622,670   1,291,031   1,404,605     1,931,235

    Net income           $ 981,424  $  232,953   $ 117,813   $14,065,108


Earnings per $10,000
 participation unit, based
 on 3,300 participation
 units outstanding during
 each period            $      297  $       71   $       36   $     4,262

Item 7.	Management's Discussion and Analysis of
        Financial Condition and Results of Operations.

        Cautionary Statement Identifying Important Factors That
Could Cause Registrant Actual Results to Differ From Those
Projected in Forward-Looking Statements.

        Readers of this discussion are advised that the discussion should be read in conjunction with the consolidated financial statements of Registrant (including related notes thereto) appearing elsewhere in this Form 10-K. Certain statements in this discussion may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements reflect Registrant's current expectations regarding future results of operations, economic performance, financial condition and achievements of Registrant, and do not relate strictly to historical or current facts. Registrant has tried, wherever possible, to identify these forward-looking statements by using words such as "believe", "expect", "anticipate", "intend", "plan", "estimate" or words of similar meaning.

        Although Registrant believes that the expectations reflected in such forward-looking statements are based on reasonable assumptions, such statements are subject to risks and uncertainties, which may cause the actual results to differ materially from those projected. Such factors include, but are not limited to, the following: general economic and business conditions, which will, among other things, affect demand for rental space, the availability of prospective tenants, lease rents and the availability of financing; adverse changes in Registrant's real estate market, including, among other things, competition with other real estate owners, risks of real estate development and acquisitions; governmental actions and initiatives; and environmental/safety requirements.


        SIGNIFICANT ACCOUNTING POLICIES AND ESTIMATES

        The Securities and Exchange Commission ("SEC") recently issued disclosure guidance for "Critical Accounting Policies". The SEC defines Critical Accounting Policies as those that require the application of Management's most difficult, subjective, or complex judgments, often because of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods.

          The discussion and analysis of Registrant's financial condition and results of operations are based upon its financial statements, the preparation of which takes into account estimates based on judgments and assumptions that affect certain amounts and disclosures. Accordingly, actual results could differ from these estimates. The accounting policies and estimates used and outlined in Note 2 to Registrant's financial statements, which are presented elsewhere in this annual report, have been applied consistently as at December 31, 2002 and 2001, and for the years ended December 31, 2002, 2001 and 2000. Registrant's
                         -11-
representatives who are involved in the preparation of its financial statements and this report believe that the following accounting policies or estimates require the application of Management's most difficult, subjective, or complex judgments:

Valuation of Long-Lived Assets: Registrant periodically assesses the carrying value of long-lived assets whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. When
Registrant determines that the carrying value of long-lived assets may be impaired, the measurement of any impairment is based on a projected discounted cash flows method determined by Registrant's advisers. While
Registrant's representatives who are involved in the preparation of its financial statements and this report believe that such discounted cash flow methods are reasonable, different assumptions regarding such cash flows may significantly affect the measurement of impairment.
                        -12-

Revenue Recognition: Basic rent and additional rent, which is based on the lessee's annual net income as defined in the lease, are recognized when earned.
Before Registrant can recognize revenue, it is required to assess, among other things, its collectibility. If the collectibility of revenue is incorrectly determined, Registrant's net income and assets could be overstated.

        Registrant was organized for the initial purpose of acquiring the Master Lease of the Real Estate described in Item 2 hereof subject to the Sublease. Registrant is required to pay from Basic Rent the amounts due for supervisory services and to distribute the balance of such rental payments to Participants. Registrant is required to pay from Overage Rent and other accumulated interest and dividend income additional amounts for supervisory services and then to distribute the balance of such Overage Rent to the Participants. Pursuant to the Sublease, Sublessee has assumed sole responsibility for the condition, operation, repair, maintenance and management of the Building. Registrant need not maintain substantial reserves or otherwise maintain liquid assets to defray any operating expenses of the Real Estate.

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

        Registrant pays Supervisor for other services at hourly rates.
                          -13-
        Registrant's results of operations are affected primarily by the amount of rent payable to it under the Sublease.
The amount of Overage Rent payable to Registrant is affected by the New York City economy and real estate market.

        As compared with the prior year, a decrease in Overage Rent earned in any year reduces the distributions made to the Participants in the following year and the expenditure for supervisory services. Reductions in the amount of Overage Rent paid to Registrant in the future will not have any other impact on Registrant. See paragraph 1 of Item 7 hereof and Notes 3, 4, 5, and 8 of the Notes.

        The following summarizes the material factors affecting
Registrant's results of operations for the three preceding years:

(a)	Total income decreased for the year ended December 31, 2002
as compared with the year ended December 31, 2001. Such decrease was the result of a decrease in Overage Rent received by Registrant in 2002 and a decrease in dividend and interest income earned as compared with the year ended
December 31, 2001. Total income increased for the year ended December 31, 2001 as compared with the year ended
December 31, 2000. Such increase was the net result of an increase in Overage Rent in the year 2001 and a decrease in dividend and interest income earned as compared with the year ended December 31, 2000. All years were affected by the receipt of miscellaneous income only in the year 2001.
See Note 3 of the Notes.

(b)	Total expenses increased for the year ended December 31,
2002 as compared with the year ended December 31, 2001.
Such increase is the net result of the incurrence of interest expense on the mortgage, depreciation on the building and amortization of financing costs and a decrease in additional payment for supervisory services and professional fees as compared with the year ended December
31, 2001. Total expenses increased for the year ended
December 31, 2001 as compared with the year ended December
31, 2000. Such increase was the result of an increase in additional payment for supervisory services and an increase in professional fees. See Notes 3, 5 and 11 of the Notes.


        During the twelve months ended December 31, 2002, previously accrued fees of $118,500 were paid to the firm of Wien
& Malkin LLP, a related party.

        During 2002, fees of $13,964 were paid to the firm of Wien & Malkin LLP, a related party.

        During 2001 Registrant received from the Sublessee and reflected in its financial statements as miscellaneous income, $1,660,904 as a reimbursement for fees and disbursements previously incurred.
                              -14-

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


                Liquidity and Capital Resources

        Registrant's liquidity has decreased at December 31, 2002 as compared to December 31, 2001 as a result of a decrease in the amount of overage rent earned in 2002. Registrant may from time to time establish a reserve for contingent or unforeseen liabilities.

        No amortization payments are due under the Mortgage to reduce the outstanding principal balance prior to maturity. Furthermore, Registrant does not maintain any reserve to cover the principal payment of such Mortgage indebtedness at maturity. Therefore, repayment of the Mortgage will depend on Registrant's ability to arrange a refinancing. Assuming that the Real Estate continues to generate an annual net profit in future years comparable to that in past years, Registrant anticipates that the value of the Master Lease and Real Estate would be well in excess of the amount of the Mortgage balance at maturity.

        Registrant anticipates that funds for working capital will be generated by operations of the Building by Sublessee, which entity in turn is required to make payments of Basic Rent and Overage Rent under the Sublease and, to the extent necessary, from additional capital investment by the members of the Sublessee and/or external financing.



                        Inflation

        Inflationary trends in the economy do not directly impact Registrant's operations. As noted above, Registrant does not actively engage in the operation of the Real Estate. Inflation may impact the operations of the Sublessee. The Sublessee is required to pay the Basic Rent regardless of the results of its operations. Inflation and other operating factors affect the amount of Overage Rent payable by the Sublessee, which is based on the Sublessee's net operating profit.





                        Other Information

        The Sublessee is to maintain the Building as a high-class office building as required by the terms of the Sublease.

        Based on Sublessee's review of the need for upgrades and improvements to the property, it is projected by Sublessee that improvement costs of approximately $8,000,000 will be incurred in 2003.

     	The Sublessee anticipates that the costs of improvements to be incurred will reduce Overage Rent during the year 2003 but should have no effect on the payment of Basic Rent.

                                  -15-
Item 8.	Financial Statements and Supplementary Data.

        The financial statements, together with the accompanying reports by J.H.Cohn LLP and McGrath, Doyle & Phair, immediately following, are being filed in response to this item.

Item 9.	Disagreements on Accounting and Financial Disclosure.

        Not applicable.

PART III

Item 10. Directors and Executive Officers of Registrant.

        Registrant has no directors or officers or any other
centralization of management.  There is no specific term of
office for any Agent.  The table below sets forth as to each
Member as of December 31, 2002 the following: name, age, nature of any family relationship with any other Agent, business
experience during the past five years and principal occupation and employment during such period, including the name and
principal business of any corporation or any organization in which such occupation and employment was carried on and the date such individual became an Agent:
                                          Principal       Date
                        Nature of         Occupation      Individual
                        Family  Business  and             became an
Name            Age     Relationship      Experience      Employment    Agent

Peter L. Malkin	69	Father of	Real Estate 	Senior Partner	 1961
                        Anthony E.      Supervision     and Chairman
                        Malkin                          Wien & Malkin
                                                        LLP
Thomas N. Keltner,
 Jr.            56      None            Real Estate     Partner          1998
                                        Supervision     Wien & Malkin
                                                        LLP

Anthony E. Malkin  40   Son of          Real estate    Senior Director   2001
                        Peter L.        Supervision    of Supervisory Services
                        Malkin          and            of Wien & Malkin LLP
                                        Management     and President of W&M
                                                       Properties, L.L.C.

        As stated above, all of the members hold senior positions at Supervisor. See Items 1, 11, 12 and 13 hereof for a description of the services rendered by, and the compensation paid to, Supervisor and for a discussion of certain relationships which may pose actual or potential conflicts of interest among Registrant, Sublessee and certain of their respective affiliates.
                                   -16-
        The names of entities which have a class of securities registered pursuant to Section 12 of the Securities Exchange Act of 1934 or are subject to the requirements of Section 15(d) of that Act, and in which the Members are either a director, member or general partner are as follows:


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

        No remuneration was paid during the current fiscal year ended December 31, 2002 by Registrant to any of the Agents as such. Registrant pays Supervisor, for supervisory services and disbursements, fees of $159,417 per annum plus 6% of all sums distributed to the Participants in excess of 9% per annum on their original cash investment. Pursuant to such arrangements described herein, Registrant incurred Supervisory fees during 2002 totaling $878,083 (consisting of $159,417 as an annual basic payment for supervisory services and $718,666 as an additional payment for supervisory services) for supervisory services rendered during the fiscal year ended December 31, 2002. See
Item 7 hereof. As noted in Items 1 and 10 of this report, all of the Agents hold senior positions at Supervisor.

                                 -17-

Item 12. Security Ownership of Certain Beneficial Owners and Management.

        (a) Registrant has no voting securities. See Item 5 hereof. At December 31, 2002, no person owned of record or was known by Registrant to own beneficially more than 5% of the outstanding Participations.

        (b) At December 31, 2002, the Agents (see Item 10 hereof) beneficially owned, directly or indirectly, the following
Participations:




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


		At such date, certain of the Agents (or their respective spouses) held additional Participations as follows:

        Peter L. Malkin owned of record as trustee or co-trustee but not beneficially, $252,500 of Participations. Mr. Malkin disclaims any beneficial ownership of such Participations.

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

        (c) Not applicable.
                          -18-


Item 13. Certain Relationships and Related Transactions.

         (a)     As stated in Item 1 hereof, Mr. Peter L.
Malkin, Mr. Keltner and Mr. Anthony E. Malkin are the three members in Registrant and also act as agents for the Participants in their respective member interests. Mr. Peter L. Malkin is also a member in Sublessee. As a consequence of one of the three members being a member in Sublessee, and all of the members holding senior positions at Supervisor (which supervises Registrant and Sublessee), certain actual and potential conflicts of interest may arise with respect to the management and administration of the business of Registrant. However, under the respective participating agreements pursuant to which the Agents act for the Participants, certain transactions require the prior consent from Participants owning a specified interest under the agreement in order for the agents to act on their behalf. Such transactions include modifications and extensions of the Sublease, or a sale or other disposition of the Property or substantially all of Registrant's other assets.

         Reference is made to Items 1 and 2 hereof for a description of the terms of the Sublease between Registrant and Sublessee. The respective interests of the Members in Registrant and in the Sublease arise solely from ownership of their respective participations in Registrant and, in the case of Peter
L. Malkin, his family entities' ownership of member interests in Sublessee. The Members receive no extra or special benefit not shared on a pro rata basis with all other Participants of Registrant or members in Sublessee. However, all of the members hold senior positions at Supervisor (which supervises Registrant and Sublessee) and by reason of their position at Supervisor, may receive income attributable to supervisory or other remuneration paid to Supervisor for services rendered to Registrant and Sublessee. See Item 11 hereof for a description of the remuneration arrangements between Registrant and Supervisor relating to supervisory services provided by Supervisor.

         Reference is also made to Items 1 and 10 hereof for a description of the relationship between Registrant and Supervisor, of which all of the Agents are among the members. The interest of each Agent in any remuneration paid or given by Registrant to Supervisor arise solely from the ownership of such member's interest in Supervisor. See Item 11 hereof for a description of the remuneration arrangements between Registrant and Supervisor relating to supervisory services provided by Supervisor.

         (b)     Reference is made to Paragraph (a) above.

         (c)     Not applicable.

         (d)     Not applicable.



                              -19-









Item 14. Evaluation of Disclosure Controls and Internal
         Control Procedures.

        (a) Evaluation of disclosure controls and procedures.
Our Supervisor, after evaluating the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)) as of a date (the "Evaluation Date") within 90 days before the filing date of this annual report, has concluded that, as of the Evaluation Date, our disclosure controls and procedures were adequate and designed to ensure that information required to be disclosed in the reports filed or submitted by us under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods.

        (b) Changes in internal controls. There were no significant changes in our internal controls or in other factors that could significantly affect our internal controls subsequent to the date of their evaluation.













                                 -20-




                        PART IV

Item 15.  Exhibits, Financial Statement Schedules and
          Reports on Form 10-K.

        (a)(1)  Financial Statements:

        Independent Accountant's Report of J.H. Cohn LLP, dated March 19, 2003.

        Consolidated Balance Sheets at December 31, 2002 and at
        December 31, 2001 (Exhibit A).

        Consolidated Statements of Income for the fiscal years ended December 31, 2002, 2001, and 2000 (Exhibit B).

        Consolidated Statement of Members' Equity for the fiscal year ended December 31, 2002 (Exhibit C-1).

        Consolidated Statement of Members' Equity for the fiscal year ended December 31, 2001 (Exhibit C-2).

        Consolidated Statement of Members' Equity for the fiscal year ended December 31, 2000 (Exhibit C-3).

        Consolidated Statements of Cash Flows for the fiscal years ended December 31, 2002, 2001 and 2000 (Exhibit
        D).

        Notes to Consolidated Financial Statements for the fiscal years ended December 31, 2002, 2001 and 2000.

        Consent of McGrath, Doyle & Phair, Certified Public
        Accountants, dated March 19, 2003.

        Accountant's Comparative Combined Statement of Income
        (Sublessee) of McGrath, Doyle & Phair, Certified Public
        Accountants, dated March 19, 2003.

        (2)     Financial Statement Schedules:

                List of Omitted Schedules.

		Real Estate and Accumulated Depreciation -
        December 31, 2002 (Schedule III).

        (3)     Exhibits:  See Exhibit Index.

        (b)     Registrant filed a Form 8-K on May 8, 2002.


                                  -21-
                        SIGNATURE


        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

        The individual signing this report on behalf of Registrant is Attorney-in-Fact for Registrant and each of the Members in Registrant, pursuant to Powers of Attorney, dated August 6, 1996 and May 14, 1998 (collectively, the "Power").


EMPIRE STATE BUILDING ASSOCIATES L.L.C.
(Registrant)



By /s/Stanley Katzman
   Stanley Katzman, Attorney-in-Fact


Date: April 15, 2003


        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person as Attorney-in-Fact for each of the Members in Registrant, pursuant to the Power, on behalf of Registrant and as a Member in Registrant on the date indicated.


By /s/ Stanley Katzman
   Stanley Katzman, Attorney-in-Fact*


Date: April 15, 2003








_________________________________
*	Mr. Katzman supervises accounting functions for Registrant.










                                  -22-


                CERTIFICATIONS


I, Stanley Katzman, certify that:

(1) I have reviewed this annual report on Form 10-K of Empire State Building Associates L.L.C.;

(2) Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

(3) Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the period presented in this annual report;

(4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

        (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities particularly during the period in which this annual report is being prepared;

        (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

        (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
                                -23-

        (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

(6) The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 15, 2003



                                By /s/ Stanley Katzman
                                Name:   Stanley Katzman
                                Title:  Member of Wien & Malkin
                                LLP, Supervisor of Empire State
                                Building Associates L.L.C.


                                 -24-
                        CERTIFICATIONS


I, Stanley Katzman, certify that:

(1)     I have reviewed this annual report on Form 10-K of Empire
        State Building Associates L.L.C.;

(2) Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

(3) Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the period presented in this annual report;

(4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules
        13a-14 and 15d-14) for the registrant and we have:

        (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities particularly during the period in which this annual report is being prepared;

        (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report
        (the "Evaluation Date"); and

        (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation
        Date;

(5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

        (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
                                  25-
        (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

(6) The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 15, 2003


                                By /s/ Stanley Katzman
                                Name:  Stanley Katzman
                                Title: Senior Member of
                                Financial/Accounting Staff of Wien
                                &  Malkin LLP, Supervisor of Empire
                                State  Building Associates L.L.C.

                                     -26-

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


        3(c)    Registrant's Consent and Operating
                Agreement dated as of September 30, 2001

        3(d)    Certificate of Conversion of Registrant
                to a limited liability company dated October
                1, 2001 filed with the New York Secretary of
                State on October 3, 2001.


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

                             -27-
                EXHIBIT INDEX (cont.)

        Number                          Document              Page*



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


        99 (1) Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley
                  Act of 2002


        99 (2) Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley
                  Act of 2002





____________________________________________
* Page references are based on sequential numbering system.

                                 -28-




                                                Exhibit 99(1)
        Empire State Building Associates L.L.C.

                Chief Executive Officer Certification
                        Pursuant to Section 906
                  of Sarbanes - Oxley Act of 2002

	The undersigned, Stanley Katzman, is signing this Chief
Executive Officer certification as a member of Wien & Malkin LLP, the supervisor * of Empire State Building Associates
L.L.C.("Registrant") to certify that:

(1) the Annual Report on Form 10-K of Registrant for the period ended December 31, 2002(the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities
Exchange Act of 1934(15 U.S.C.78m or 78o(d)); and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Registrant.

Dated: April 15, 2003

                        By /s/ Stanley Katzman
                        Stanley Katzman
                        Wien & Malkin LLP, Supervisor




*Registrant's organizational documents do not provide for a Chief Executive Officer or other officer with equivalent rights and duties. As described in the Report, Registrant is a limited liability company which is supervised by Wien & Malkin LLP. Accordingly, this Chief Executive Officer certification is being signed by a member of Registrant's supervisor.

                                -29-

                                        Exhibit 99(2)

        Empire State Building Associates L.L.C.

                Chief Financial Officer Certification
                  Pursuant to Section 906
                of Sarbanes - Oxley Act of 2002

	The undersigned, Stanley Katzman, is signing this Chief
Financial Officer certification as a senior member of the financial/accounting staff of Wien & Malkin LLP, the supervisor* of Empire State Building Associates L.L.C.("Registrant"), to certify that:

(1) the Annual Report on Form 10-K of Registrant for the period ended December 31, 2002(the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities
Exchange Act of 1934(15 U.S.C.78m or 78o(d)); and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Registrant.

Dated: April 15, 2003

                                By /s/ Stanley Katzman
                                Stanley Katzman
                                Wien & Malkin LLP, Supervisor





*Registrant's organizational documents do not provide for a Chief Financial Officer or other officer with equivalent rights and duties. As described in the Report, Registrant is a limited liability company which is supervised by Wien & Malkin LLP. Accordingly, this Chief Financial Officer certification is being signed by a senior member of the financial/accounting staff of Registrant's supervisor.

``                       -30-





[LETTERHEAD OF J.H. COHN LLP]




INDEPENDENT ACCOUNTANTS' REPORT


To the participants in Empire State Building Associates L.L.C.
(a Limited Liability Company)
New York, N. Y.


We have audited the accompanying consolidated balance sheets of Empire State Building Associates L.L.C. ("Associates") as of December 31, 2002 and 2001, and the related consolidated statements of income, members' equity and cash flows for each of the three years in the period ended December 31, 2002, and the supporting financial statement schedule as contained in Item 15(a)(2) of this Form 10-K. These consolidated financial statements and schedule are the responsibility of Associates' management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Empire State Building Associates L.L.C. as of December 31, 2002 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America, and the related financial statement schedule, when considered in relation to the basic financial statements, presents fairly, in all material respects, the information set forth therein.




					J.H.Cohn LLP


New York, N. Y.
March 19, 2003
                        -31-


                                                             EXHIBIT A
                EMPIRE STATE BUILDING ASSOCIATES L.L.C.
                  (A Limited Liability Company)

                   CONSOLIDATED BALANCE SHEETS

                        A S S E T S
                                                          December 31,

                                                       2002           2001
Current assets:
    Cash and cash equivalents (Note 14):
        JPMorgan Chase Bank                     $    34,526     $     3,739
        North Fork Bank                             883,620              -
        Distribution account held by
             Wien & Malkin LLP                      324,111         324,111
        Fidelity U.S. Treasury Income Portfolio  16,358,165      29,520,266

                                                 17,600,422      29,848,116

	Additional rent due from Empire State
         Building Company L.L.C., a related party 1,476,008          72,502

        Prepaid rent                                   -             23,831

        TOTAL CURRENT ASSETS                     19,076,430      29,944,449

Real estate (Notes 2b and 6):
	Leasehold on Empire State Building,
          350 Fifth Avenue, New York, N.Y.              -        39,000,000
        Less: Accumulated amortization                   -       36,706,830
						                                          	           -	  2,293,170

	Building:
          Empire State Building,
          350 Fifth Avenue, New York, N. Y       38,933,801               -
          Less: Accumulated depreciation            708,206               -
                                                 38,225,595               -

	Land					 21,550,588	          -
                TOTAL REAL ESTATE                59,776,183       2,293,170

Other assets:
        Deferred charges                                -           110,050
        Mortgage financing costs (Note 2c)        1,796,287             -
        Less: accumulated amortization              127,237             -
			TOTAL OTHER ASSETS	  1,669,050	    110,050

                        TOTAL ASSETS            $80,521,663     $32,347,669

LIABILITIES AND MEMBERS' EQUITY

Current liabilities:
      Accrued professional fees, including amounts due
       to a related party (Note 11)           $         -     $   316,804
      Accrued supervisory services, to a
        related party (Note 5)                      718,669     1,474,468
      Accrued mortgage interest                     338,632           -

           TOTAL CURRENT LIABILITIES              1,057,301     1,791,272

Long-term liabilities:
	Bonds, mortgages and similar debt:
           First mortgage payable (Note 6)       60,500,000            -

        TOTAL LIABILITIES                        61,557,301     1,791,272

Contingencies (Notes 10 and 12)

Members' equity (Exhibit C)                      18,964,362    30,556,397

      TOTAL LIABILITIES AND MEMBERS' EQUITY     $80,521,663   $32,347,669


See accompanying notes to consolidated financial statements.
                        -32-
                                                              EXHIBIT B
                EMPIRE STATE BUILDING ASSOCIATES L.L.C.
                 (A Limited Liability Company)

                 CONSOLIDATED STATEMENTS OF INCOME



					       Year ended December 31,

                                             2002          2001         2000

Revenues:

 Rent income, from a related party
        (Note 3)                        $20,494,758  $32,091,252  $20,602,512

 Miscellaneous income (Note 11)                  -     1,660,904          -

 Dividend and interest income               152,081      248,948      256,963

                                         20,646,839   34,001,104   20,859,475


Expenses:

 Leasehold rent (Note 4)                    581,998    1,970,000    1,970,000

 Interest on mortgage (Note 6)            2,829,215        -            -

 Supervisory services, to a related
  party (Note 5)                           878,083     1,633,885    1,002,727

 Depreciation of building                  708,206         -            -

 Professional fees and miscellaneous,
    including amounts to a related
      party (Note 11)                       63,999       676,260      362,679

     Amortization of financing costs       127,237         -            -

     Amortization of leasehold (Note 2b)    60,803       208,468      208,468

            Total expenses               5,249,541     4,488,613    3,543,874
       NET INCOME, CARRIED TO MEMBERS'
             EQUITY (NOTE 9)           $15,397,298   $29,512,491  $17,315,601



Earnings per $10,000 participation unit, based
 on 3,300 participation units outstanding
 during each year                       $    4,666   $    8,943   $     5,247













See accompanying notes to consolidated financial statements.
                        -33-
                                                          EXHIBIT C-1

                EMPIRE STATE BUILDING ASSOCIATES L.L.C.
                 (A Limited Liability Company)

              CONSOLIDATED STATEMENT OF MEMBERS' EQUITY
                    YEAR ENDED DECEMBER 31, 2002


                             Members'                                Members'
                             Equity                                  Equity
                            January 1,  Share of                   December 31,
                              2002      net income  Distributions     2002


Anthony E. Malkin Group   $10,185,466  $ 5,132,433  $ 8,996,444   $ 6,321,455

Thomas N. Keltner,
 Jr. Group                 10,185,465    5,132,433    8,996,444     6,321,454

Peter L. Malkin Group      10,185,466    5,132,432    8,996,445     6,321,453

                          $30,556,397  $15,397,298  $26,989,333   $18,964,362









































See accompanying notes to consolidated financial statements.
                            -34-

                                                       EXHIBIT C-2

                EMPIRE STATE BUILDING ASSOCIATES L.L.C.
                 (A Limited Liability Company)

               CONSOLIDATED STATEMENT OF MEMBERS' EQUITY
                   YEAR ENDED DECEMBER 31, 2001


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


































See accompanying notes to consolidated financial statements.

                        -35-
                                                         EXHIBIT C-3

                EMPIRE STATE BUILDING ASSOCIATES L.L.C.
                  (A Limited Liability Company)

                CONSOLIDATED STATEMENT OF MEMBERS' EQUITY
                      YEAR ENDED DECEMBER 31, 2000


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





































See accompanying notes to consolidated financial statements.

                                -36-
                                                          EXHIBIT D

                EMPIRE STATE BUILDING ASSOCIATES L.L.C.
                   (A Limited Liability Company)

                CONSOLDIATED STATEMENTS OF CASH FLOWS



                                              Year ended December 31,

                                              2002         2001           2000

Cash flows from operating activities:
  Net income                                $ 15,397,298  $ 29,512,491  $ 17,315,601
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Amortization of leasehold                     60,803       208,468       208,468
    Amortization of financing costs              127,237           -            -
    Depreciation of building                     708,206           -            -
    Changes in operating assets and liabilities:
     Additional rent due from Empire State
      Building Company L.L.C., a related party (1,403,506)   2,511,260    (1,601,653)
      Deferred charges                            110,050     (110,050)       -
      Accrued supervisory services,
       to a related party                        (755,799)     631,158       420,744
      Accrued professional fees,
       to a related party                        (316,804)  (1,537,761)      362,679
      Accrued mortgage interest                   338,632        -              -
      Prepaid rent                                 23,831        -              -
        Net cash provided by
          operating activities                 14,289,948   31,215,566    16,705,839

Cash flows from investing activities:
      Purchase of real estate                 (58,252,022)       -               -
       Net cash used in
        investing activities                  (58,252,022)       -               -

Cash flows from financing activities:
      Proceeds from mortgage payable           60,500,000         -              -
      Payment of mortgage financing costs      (1,796,287)        -              -
Cash distributions                            (26,989,333) (17,101,191)  (10,509,533)
      Net cash provided by (used in)
       financing activities                    31,714,380  (17,101,191)  (10,509,533)

      Net increase (decrease)in cash
       and cash equivalents                   (12,247,694)  14,114,375     6,196,306

Cash and cash equivalents, beginning of year   29,848,116   15,733,741     9,537,435

     CASH AND CASH EQUIVALENTS,
      END OF YEAR                           $  17,600,422  $29,848,116    $15,733,741



Supplemental disclosure of cash flow information:
    Cash paid during the year for interest   $  2,490,583      -                   -









	See accompanying notes to consolidated financial statements.

                                -37-

                EMPIRE STATE BUILDING ASSOCIATES L.L.C.
                  (A Limited Liability Company)

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




1.  Business Activity, Purchase of Real Estate and Reorganization

Through April 16, 2002, Empire State Building Associates L.L.C. ("Associates") owned the tenant's interest in a master operating leasehold (the "Master Lease") on the Empire State Building (the "Building"), located at 350 Fifth Avenue, New York, New York. Associates subleases the property to Empire State Building Company L.L.C. ("Company"). On April 17, 2002 Associates acquired, through a wholly-owned limited liability company, the fee title to the Building and to the land thereunder (the "Land"), (together, the "Real Estate"). The consolidated financial statements include the accounts of Empire State
Building Associates L.L.C. and, effective April 17, 2002,its wholly-owned limited liability company, Empire State Land Associates L.L.C. All intercompany accounts and transactions have been eliminated in consolidation.

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

a.  Cash and Cash Equivalents

Cash and cash equivalents include investments in money market funds and all highly liquid debt instruments purchased with a maturity of three months or less.

b.  Real Estate, Leasehold Amortization and Depreciation of Building

The Real Estate is stated at cost. Amortization of the leasehold was being computed through its first renewal term by the straight-line method over its estimated useful life of 25 years. Amortization for 2002 was taken until the date of the purchase of the building (Note 1). The Real Estate is carried in the financial statements at a total cost of $60,484,389, consisting of $57,500,000 for the purchase price, $752,022 for acquisition costs and $2,232,367 representing the unamortized balance of the cost of the Master Lease on the date the Real Estate was acquired. Based on an appraisal of the Real Estate and the opinion of counsel, the cost of the Real Estate was allocated to Land ($21,550,588), 35.63%, and Building ($38,933,801), 64.37%. Under the
terms of the contract of sale, the deed contains language to avoid the merger of the fee estate and the leasehold, although on a consolidated financial statement basis Associates incurred no leasehold rent expense after acquiring the Real Estate.

The Building is being depreciated on a straight-line basis using an estimated life of 39 years from April 17, 2002.

c. Mortgage Financing Costs and Amortization

Mortgage financing costs, totaling $1,796,287 are being amortized ratably over the life of the mortgage (see Note 6).

d. Valuation of Long-Lived Assets

Associates periodically assesses the carrying value of long-lived assets whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. When Associates determines that the carrying value of long-lived assets may be impaired, the measurement of any impairment is based on a projected discounted cash flows method.
                                -38-

                EMPIRE STATE BUILDING ASSOCIATES L.L.C.
                    (A Limited Liability Company)

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (Continued)



2. Summary of Significant Accounting Policies (continued)

e. Revenue Recognition

Minimum basic rent and additional rent, which is based on the sublessee's annual net income, as defined in the sublease, are recognized when earned.

f. Use of Estimates:

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




3. Related Party Transactions - Rent Income

Rent income for the years ended December 31, 2002, 2001 and 2000 totaling $20,494,758, $32,091,252 and $20,602,512, respectively, consists of the minimum annual rent plus additional rent under an operating sublease dated December 27, 1961, as modified February 15, 1965, with Company (the "Sublessee"), as follows:

                                    Year ended December 31,
                                2002          2001          2000

   Minimum net basic rent     $ 6,018,750     $ 6,018,750     $ 6,018,750
   Additional rent earned      14,476,008      26,072,502      14,583,762

                              $20,494,758     $32,091,252     $20,602,512

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

Some members in Associates are also members in the Sublessee.




4.  Leasehold Rent

The initial term of the Master Lease expired on January 5, 1992. On January 30, 1989, Registrant exercised its first of four 21-year renewal options contained in the Master Lease and extended the Master Lease through January 5, 2013. The annual rent payable under the Master Lease was $1,970,000 through January 5, 2013 and $1,723,750 annually during the term of each renewal period thereafter.

Prior to the acquisition of the Real Estate in April 2002, the value of the Master Lease was stated at cost and amortized using the straight-line method over its lease term. Since the unamortized cost of the Master Lease is included as part of the cost of the Real Estate as of April 17, 2002, no amortization has been taken since that date.
                                -39-

                EMPIRE STATE BUILDING ASSOCIATES L.L.C.
                   (A Limited Liability Company)

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (Continued)




5.  Related Party Transactions - Supervisory Services

Supervisory services (including disbursements and cost of regular accounting services) during the years ended December 31, 2002, 2001 and 2000, totaling $878,083, $1,633,885 and $1,002,727, respectively, represent fees incurred by the firm of Wien & Malkin LLP. Some members of that firm are members in Associates.

Fees for supervisory services are paid pursuant to an agreement, which amount is based on a rate of return of investment achieved by the participants in Associates each year.




6. First Mortgage Payable

To finance the acquisition of the fee title to the Building and certain related costs Associates obtained a $60,500,000 first mortgage with North Fork Bank.

The mortgage matures on May 1, 2012. Monthly payments under the mortgage are interest only at a fixed rate 6.5% through maturity. Payments commenced on June 1, 2002, except that short-term interest from the closing until April 30, 2002 was due on May 1, 2002. The mortgage may be prepaid at any time after 24 months with the payment of a premium equal to the greater of (a) 1% of the amount paid and (b) an amount calculated pursuant to a prepayment formula designed to preserve the bank's yield to maturity.

The mortgage loan is secured by a lien on the Real Estate and Associates' leasehold estate under the Master Lease of the Real Estate.

The estimated fair value of Associates' mortgage debt, based on available market information or other appropriate valuation methodologies, was $64,700,000 at December 31, 2002.




7.  Number of Participants

There were approximately 2,675 participants in the participating groups at December 31, 2002, 2001 and 2000.




8.  Determination of Distributions to Participants

Distributions to participants during each year generally reflect the excess of the current year's minimum annual rent income, plus additional rent income and dividend income earned in the prior year, over the cash expenses and mortgage requirements of the current year, adjusted for those cash reserves management judges to be suitable under the circumstances.





                                -40-








	EMPIRE STATE BUILDING ASSOCIATES L.L.C.
(A Limited Liability Company)

	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)




9.	Distributions and Amount of Income per $10,000 Participation Unit

	Distributions per $10,000 participation unit during the years 2002, 2001 and 2000 based on 3,300 participation units outstanding during each year, consisted of the following:

                                  Year ended December 31,

                                  2002    2001    2000

            Income                $4,666  $5,182  $3,185

            Return of capital      3,513       -       -

            TOTAL DISTRIBUTIONS   $8,179  $5,182  $3,185


Net income is computed without regard to income tax expense since Associates does not itself pay a tax on its income; instead, any such taxes are paid by the participants in their individual capacities.





10. Litigation

On November 29, 2001, an action entitled Irving Schneider v. Peter L. Malkin et al. was brought in New York State Supreme Court by the holder of a $10,000 original participation in Associates (representing 1/3300th of the interests in Associates) against members of Empire State Building Associates L.L.C. who act as agents for the participant investors (the "Agents"), claiming that the Agents had violated contractual and fiduciary duties and that the consent of the participants to Associates' program for acquisition and financing of the fee title to the Empire State Building, pursuant to a September 14, 2001 solicitation of participants, is ineffective. On February 28, 2002, the Court granted an order dismissing all of Mr. Schneider's claims. Mr. Schneider filed on March 8, 2002 a notice of appeal of the order dismissing his claims. The time for Mr. Schneider to perfect his appeal of the Court's dismissal has expired and the dismissal is now final.

Associates has paid the defense costs in this action for professional fees and disbursements, of which $157,863 has been incurred through December 31, 2002. In April 2002, Leona M. Helmsley, who is a 63.75% member in Company, brought litigation against Company's supervisor, Wien & Malkin, and member, Peter L. Malkin, claiming misconduct and seeking damages and disqualification from performing services for the sublessee. In December 2002 Mrs. Helmsley withdrew all her claims and this litigation was dismissed.







                                -41-

                EMPIRE STATE BUILDING ASSOCIATES L.L.C.
                  (A Limited Liability Company)

	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (Continued)




11.  Related Party Transactions - Miscellaneous Income and Professional Fees

Miscellaneous income of $1,660,904 in 2001 consists of a reimbursement by Company of litigation costs and disbursements expensed by Associates in 2001 and prior years. The litigation costs and disbursements had been incurred in Associates' successful defense of dismissed claims by Julien Studley, a holder of a $20,000 original participation in Associates, against the Agents of Empire State Building Associates L.L.C.

The accompanying statements of income reflect legal fees paid or owed to Wien & Malkin LLP, a related party (Note 5), as follows:

                                  2002            2001            2000

   Reimbursement owing to Agents
     of their legal and accounting
     expenses relating to suit
     by Julien Studley          $      -        $120,009        $219,386

 Other payments made or accrued      14,935      392,809         143,293

                                   $ 14,935     $512,818        $362,679


Accrued professional fees at December 31, 2001 include $220,749 owed to Wien & Malkin.




12. Contingencies

Wien & Malkin and Peter L. Malkin, a member in Company, have been engaged in a proceeding with Company's managing agent, Helmsley-Spear, Inc. commenced in 1997, concerning the management, leasing, and supervision of the property that is subject to the net sublease to the operating sublessee. In this connection, certain legal and professional fees and other expenses have been paid and incurred by Wien & Malkin and Mr. Malkin, and additional costs are expected to be incurred. Wien & Malkin and Mr. Malkin have represented that such costs will be recovered only to the extent that (a) competent tribunal authorizes payment or (b) an investor voluntarily agrees that his or her proportionate share be paid. Accordingly, Associates' allocable share of such costs is as yet undetermined, and Associates has not provided for the expense and related liability with respect to such costs in these consolidated financial statements.

The original action was commenced in June 1997 and was referred to arbitration. The March 30, 2001 decision of the Arbitrators, which was confirmed by the court,(i) reaffirms the right of the members in the lessee to vote to terminate Helmsley-Spear, Inc. without cause, (ii) dismisses Helmsley-Spear, Inc.'s claims against Wien & Malkin LLP, and (iii) rejects the termination of Helmsley-Spear, Inc. for cause. The parts of the decision under appeal were affirmed by the Appellate Division on December 5, 2002, and were further appealed by Wien & Malkin and Mr. Malkin on January 13, 2003.



13. Receipt of Warrants and Stock in Telecommunications Companies

In 2000, Associates received shares of common stock and warrants from certain unrelated companies in exchange for permission for those companies to provide high-speed internet access and other telecommunication services to the Building. The Sublessee received an equal number of shares and warrants. There are restrictions as to the transfer of the stock, and neither the warrants nor the stock has an ascertainable value since their issuance. Accordingly, the accompanying consolidated financial statements do not reflect any value for these securities.
                                    -42-


         EMPIRE STATE BUILDING ASSOCIATES L.L.C.
                (A Limited Liability Company)

	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (Continued)




14.  Concentration of Credit Risk

Associates maintains cash balances in two banks, money market funds (Fidelity U.S. Treasury Income Portfolio) and a distribution account held by Wien & Malkin LLP. The balance in each bank is insured by the Federal Deposit Insurance Corporation up to $100,000, and at December 31, 2002 there was an uninsured balance of $784,000. The cash in the money market funds and the distribution account held by Wien & Malkin are not insured. The funds held in the distribution account were paid to the participants on January 1, 2003.




15. Reclassifications

As a result of the conversion of Associates in 2001 to a limited liability company (Note 1), certain accounts in the 2000 financial statements have been reclassified to conform with subsequent year presentation.



	EMPIRE STATE BUILDING ASSOCIATES L.L.C.
          (A Limited Liability Company)

                OMITTED SCHEDULES


The following schedules have been omitted as not applicable in the present instance:



	SCHEDULE I   -	Condensed financial information of registrant.

	SCHEDULE II  -	Valuation and qualifying accounts.

	SCHEDULE IV  -	Mortgage loans on real estate.







                                        -43-




                                                           SCHEDULE III
	EMPIRE STATE BUILDING ASSOCIATES L.L.C.
                (A Limited Liability Company)

	Real Estate and Accumulated Depreciation
	            December 31, 2002



Column

  A       Description           Land and building situated
                                 at 350 Fifth Avenue, New York, New York.

  B       Encumbrances -
             North Fork Bank
             Balance at December 31, 2002            $60,500,000


  C       Initial cost to company
            Land and building.......................................$60,484,389


  D       Cost capitalized subsequent to acquisition................      None

  E       Gross amount at which carried at
           close of period (See Note 2 of Notes to Consolidated Financials
                Statements)
                Land...........................................     $21,550,588
                Building                                             38,933,801

                Total                                            $60,484,389(a)


  F       Accumulated depreciation ..............................  $ 708,206(b)


  G       Date of construction                                     1931

  H       Date acquired                                  April 17, 2002

  I       Life on which depreciation of building in
           latest income statements is computed                39 years


(a) Gross amount of real estate
Balance at January 1, 2002                     $       -
Purchase of real estate:

               F/Y/E 12/31/02                   60,484,389
               Balance at December 31, 2002    $60,484,389

The costs for federal income tax purposes are the same as for financial statement purposes.

     (b)    Accumulated depreciation
                Balance at January 1, 2002     $      -
                Depreciation:
                  F/Y/E 12/31/02                   708,206

              Balance at December 31, 2002     $   708,206
                                -44-