Form 10-Q
period 2003-03-31
EMPIRE STATE BUILDING ASSOCIATES
filed 2003-05-20
CIK 32776

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

(Unaudited)

For the Three Months

Ended March 31,

2003 2002

Income:

Rent income, from a related

party (Note C) $1,504,687 $1,504,687

Dividend income 37,013 99,407

Interest income 530 -0-

Miscellaneous income 60 -0-

---------- ----------

Total income 1,542,290 1,604,094

---------- ----------

Expenses:

Leasehold rent (Note C) -0- 492,500

Interest on mortgage (Note B) 983,125 -0-

Supervisory services, to a

related party (Note D) 39,854 39,854

Depreciation of building (Note B) 249,566 -0-

Amortization of financing costs (Note B) 44,907 -0-

Amortization of leasehold (Note B) -0- 52,117

Special fees, including amounts

to a related party (Note E) 5,262 38,199

Miscellaneous 102 -0-

---------- ----------

Total expenses 1,322,816 622,670

---------- ----------

Net income $ 219,474 $ 981,424

========== ==========

Earnings per $10,000 participation

unit, based on 3,300

participation units

outstanding during the period $ 66.51 $ 297.40

========== ==========

Distributions per $10,000

participation consisted

of the following:

Income $ 66.51 $ 297.40

Return of capital 3,639.98 6,997.25

---------- ----------

Total distributions $ 3,706.49 $ 7,294.65

========== ==========

At March 31, 2003 and 2002, there were $33,000,000 of participations outstanding.

See notes to condensed consolidated financial statements.

Empire State Building Associates L.L.C.

Condensed Consolidated Balance Sheets

(Unaudited)

Assets March 31, 2003 December 31, 2002

Current assets :

Cash $ 360,576 $ 358,637

Restricted cash re: mortgage

interest (Note C) 409,777 883,620

Fidelity U.S. Treasury Income Portfolio 6,584,843 16,358,165

Additional rent due from Empire State

Building Company LLC, a related party -0- 1,476,008

Other 3,750 -0-

---------- -----------

Total current assets 7,358,946 19,076,430

---------- -----------

Mortgage financing costs 1,796,287 1,796,287

Less, accumulated amortization 172,144 127,237

---------- -----------

1,624,143 1,669,050

---------- -----------

Real Estate (Note B)

Land 21,550,588 21,550,588

----------- -----------

Building 38,933,801 38,933,801

Less, accumulated depreciation 957,772 708,206

----------- -----------

37,976,029 38,225,595

----------- -----------

Total assets $68,509,706 $80,521,663

========== ===========

Liabilities and Members' Equity

Current liabilities:

Accrued supervisory services,

to a related party $ 718,669 $ 718,669

Accrued interest payable (Note B) 338,632 338,632

---------- ----------

Total current liabilities 1,057,301 1,057,301

---------- ----------

Long term debt (Note B) 60,500,000 60,500,000

---------- ----------

Total liabilities 61,557,301 61,557,301

---------- ----------

Members' equity:

Members' equity January 1, 18,964,362 30,556,397

Add, Net income:

January 1, 2003 through March 31, 2003 219,474 -0-

January 1, 2002 through December 31, 2002 -0- 15,397,298

---------- ----------

19,183,836 45,953,695

Empire State Building Associates L.L.C.

Condensed Consolidated Balance Sheets

(Unaudited)

(CONTINUED)

March 31, 2003 December 31, 2002

Less, Distributions:

Monthly distributions,

January 1, 2003 through March 31, 2003 $ 972,333 $ -0-

January 1, 2002 through December 31, 2002 -0- 3,889,333

Additional distribution on

March 5, 2003 11,259,098 -0-

Additional distribution on

March 6, 2002 -0- 23,100,000

---------- ----------

12,231,431 26,989,333

---------- ----------

Members' equity:

March 31, 2003 6,952,405 -0-

December 31, 2002 -0- 18,964,362

---------- ----------

Total liabilities and members'

equity

March 31, 2003 $68,509,706

December 31, 2002 ========== $80,521,663

==========

See notes to condensed consolidated financial statements.

Empire State Building Associates L.L.C.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

January 1, 2003 January 1, 2002

through through

March 31, 2003 March 31, 2002

Cash flows from operating activities:

Net income $ 219,474 $ 981,424

Adjustments to reconcile net income

to net cash provided by (used in)

operating activities:

Depreciation of building 249,566 -0-

Amortization of financing costs 44,907 -0-

Amortization of leasehold -0- 52,117

Change in additional rent due

from sublessee 1,476,008 72,502

Change in other (3,750) -0-

Change in accrued supervisory services -0- (1,474,468)

Change in accrued fees -0- (316,803)

---------- ----------

Net cash provided by (used in)

operating activities 1,986,205 (685,228)

---------- ----------

Cash flows from investing activities:

Deferred charges -0- (1,302,500)

---------- ----------

Net cash used in investing

activities -0- (1,302,500)

---------- ----------

Cash flows from financing activities:

Cash distributions (12,231,431) (24,072,333)

---------- ----------

Net cash used in financing

activities (12,231,431) (24,072,333)

---------- ----------

Net decrease in cash and

cash equivalents (10,245,226) (26,060,061)

Cash and cash equivalents

beginning of period 17,600,422 29,848,116 ---------- ----------

Cash and cash equivalents

end of period $7,355,196 $3,788,055

========== ==========

See notes to condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements (unaudited)

Note A - Organization and Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of Registrant as of March 31, 2003, its results of operations for the three months ended March 31, 2003 and 2002 and cash flows for the three months ended March 31, 2003 and 2002 and its changes in members' equity for the three months ended March 31, 2003. Information included in the condensed balance sheet as of December 31, 2002 has been derived from the audited balance sheet included in Registrant's Form 10-K for the year ended December 31, 2002 (the "10-K") previously filed with the Securities and Exchange Commission (the "SEC"). Pursuant to rules and regulations of the SEC, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from these consolidated financial statements unless significant changes have taken place since the end of the most recent fiscal year. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto and the other information contained in the 10-K. The consolidated results of operations for the three months ended March 31, 2003 are not necessarily indicative of the results to be expected for the full year.

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

Note B- Purchase of Fee Title to The Empire State Building and Land Thereunder, Mortgage Debt, and related Depreciation and Amortization

Through April 16, 2002, Registrant owned the tenant's interest in a master operating leasehold (the "Master Lease") on the Empire State Building (the "Building"), located at 350 Fifth Avenue, New York, New York. On April 17, 2002, Registrant acquired, through a wholly-owned limited liability company (Empire State Land Associates L.L.C.), the fee title to the Building, and the land thereunder (the "Land") (together, the "Real Estate"), at a price of $57,500,000, and obtained a $60,500,000 first mortgage with North Fork Bank (the "Mortgage") to finance the acquisition and certain related costs.

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

The Mortgage matures on May 1, 2012. Monthly payments under the mortgage are interest only at a fixed annual rate of 6.5% through maturity. Payments commenced on June 1, 2002, except that short-term interest from the closing until April 30, 2002 was due on May 1, 2002. The mortgage may be prepaid at any time after 24 months with the payment of a premium equal to the greater of (a) 1% of the amount prepaid and (b) an amount calculated pursuant to a prepayment formula designed to preserve the bank's yield to maturity. The Mortgage loan is secured by a lien on the Real Estate and Registrant's leasehold estate under the Master Lease of the Real Estate.

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

Cash at March 31, 2003 includes a money market account held at North Fork Bank pursuant to the terms of the Mortgage, to be used monthly through April 2003 to satisfy a portion ($166,167) of Registrant's mortgage interest obligation. On April 3, 2003, Registrant deposited an additional $2,000,000 into this restricted account under the same conditions and will continue to do so annually thereafter.

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

Overage Rent and other accumulated interest and dividend income are distributed annually after payment of any additional payments for supervisory services to Supervisor (as described in Note D below) and reserves for other expenses management judges to be suitable under the circumstances. For 2002, Sublessee reported net operating profit of $29,952,016; therefore, there was Overage Rent earned of $14,476,008 for the year ended December 31, 2002. Registrant incurred $718,666 as an additional payment for supervisory services. (See Note D).

Sublessee is a New York limited liability company in which Peter L. Malkin is a member, and pass- through entities created by Peter L. Malkin for family members are among the beneficial owners.

Note D - Supervisory Services

Registrant pays Supervisor for supervisory services and disbursements. The supervisory fees are $159,417 per annum (the "Basic Payment") plus an additional payment of 6% of all distributions to Participants in any year in excess of the amount representing a return of 9% per annum on their remaining original cash investment in any year ("Additional Payment"). At March 31, 2003, such remaining cash investment was $33,000,000, representing the original cash investment of the Participants in Registrant.

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

Pursuant to the fee arrangements described herein, Registrant paid Supervisor $39,854 of the Basic Payment for supervisory services for the three month period ended March 31, 2003. No remuneration was paid during the three month period ended March 31, 2003 by Registrant to any of the Members as such.

Reference is made to Note C of this Item 1 ("Note C") for a description of the terms of the Sublease between Registrant and Sublessee. The respective interests of the Members in Registrant and in Sublessee arise solely from ownership of their respective Participations in Registrant and, in the case of Peter L. Malkin, his family entities' ownership of member interests in Sublessee. The Members receive no extra or special benefit not shared on a pro rata basis with all other Participants in Registrant or members in Sublessee. However, all of the Members hold senior positions at Supervisor (which supervises Registrant and Sublessee) and, by reason of their position at Supervisor, may receive income attributable to supervisory or other remuneration paid to Supervisor for services rendered to Registrant and Sublessee.

As of March 31, 2003, the Members owned of record and beneficially an aggregate of $28,333 of participations in Registrant, representing less than 1% of the currently outstanding participations therein totaling $33,000,000.

In addition, as of March 31, 2003 certain of the Members held additional Participations as follows:

Entities for the benefit of members of Peter L. Malkin's family owned of record and beneficially $582,916 of Participations. Peter L. Malkin disclaims any beneficial ownership of such Participations, except that related trusts are required to complete scheduled payments to Peter L. Malkin.

Peter L. Malkin owned of record as trustee or co-trustee, but not beneficially, $252,500 of Participations. Peter L. Malkin disclaims any beneficial ownership of such Participations.

Anthony E. Malkin owned of record as trustee or co-trustee, but not beneficially, $35,833 of Participations. Anthony E. Malkin disclaims any beneficial ownership of such Participations.

Note E Special Fees

During the three months ended March 31, 2003 fees of $5,112 were paid to Wien & Malkin LLP for expenses in connection with the consent solicitation program regarding the acquisition of the Real Estate in 2002.

Item 2. Management's Discussion and Analysis of

Financial Condition and Results of Operations

Forward Looking Statements

Readers of this discussion are advised that the discussion should be read in conjunction with the condensed consolidated financial statements of Registrant (including related notes thereto) appearing elsewhere in this Form 10-Q. Certain statements in this discussion may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements reflect Registrant's current expectations regarding future results of operations, economic performance, financial condition and achievements of Registrant, and do not relate strictly to historical or current facts. Registrant has tried, wherever possible, to identify these forward-looking statements by using words such as "believe", "expect", "anticipate", "intend", "plan", "estimate" or words of similar meaning.

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

At the time of its organization, Registrant acquired the Master Lease of the Property subject to the Sublease. Basic Rent received by Registrant was used to pay annual rent due under the Master Lease and the Basic Payment and a portion of the Additional Payment for supervisory services; the balance of such Basic Rent was distributed to the Participants. Currently, Basic Rent received by Registrant is used to pay the Basic Payment and a portion of the Additional Payment for supervisory services, and a portion of debt service on the new mortgage; the balance of such Basic Rent is distributed to the Participants. Overage Rent and any interest and dividends accumulated thereon are distributed to the Participants after the Additional Payment is made to Supervisor. See Note C of Item 1 above. Pursuant to the Sublease, Sublessee has assumed responsibility for the condition, operation, repair, maintenance and management of the Property. Registrant is not required to maintain liquid assets to defray any operating expenses of the Property.

Registrant does not pay dividends. During the three month period ended March 31, 2003 Registrant made regular monthly distributions of $98.21 for each $10,000 participation ($1,178.52 per annum for each $10,000 participation). There are no restrictions on Registrant's present or future ability to make distributions; however, the amount of such distributions, particularly distributions of Overage Rent, depends on the ability of Sublessee to make payments of Basic Rent and Overage Rent to Registrant in accordance with the terms of the Sublease. Registrant expects to make distributions in the future so long as it receives the payments provided for under the Sublease. See Note C.

Registrant's results of operations are affected primarily by the amount of rent payable to it under the Sublease. The amount of Overage Rent payable to Registrant is affected by the New York City economy and real estate market.

Total income decreased for the three month period ended March 31, 2003 as compared with the three month period ended March 31, 2002. The decrease was the result of a net decrease in dividend and other income during the current period as compared with the three month period ended March 31, 2002.

Total expenses increased for the three month period ended March 31, 2003 as compared with the three month period ended March 31, 2002. Such increase is the net result of the incurrence of mortgage interest expense, the depreciation of the building, amortization of mortgage financing costs and a decrease in rent expense, leasehold amortization and special fees during the three month period ended March 31, 2003, as compared with the three month period ended March 31, 2002.

Liquidity and Capital Resources

Registrant's liquidity has increased significantly for the three month period ended March 31, 2003, as compared with the three month period ended March 31, 2002 as a result of an increase in reserves for contingencies. Registrant may from time to time establish a reserve for contingent or unforeseen liabilities.

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

Inflation

Registrant believes that there has been no material change in the impact of inflation on its operations since the filing of its report on Form 10-K for the year ended December 31, 2002.

Item 4. Evaluation of Disclosure Controls and Internal Control Procedures.
  Evaluation of disclosure controls and procedures. Our chief executive officer and our chief financial officer, after evaluating the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)) as of a date (the "Evaluation Date") within 90 days before the filing date of this quarterly report, have concluded that as of the Evaluation Date, our disclosure controls and procedures were adequate and designed to ensure that material information relating to Registrant, including its consolidated subsidiary would be made known to them by others within those entities.
  Changes in internal controls. There were no significant changes in our internal controls or, to our knowledge, in other factors that could significantly affect our internal controls and procedures subsequent to the Evaluation Date.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

The Property of Registrant is the subject of the following pending litigation:

Wien & Malkin LLP, et. Al. V. Helmsley-Spear, Inc., et. Al. On June 19, 1997 Wien & Malkin LLP and Peter L. Malkin filed an action in the Supreme Court of the State of New York, against Helmsley-Spear, Inc. and Leona Helmsley concerning various partnerships which own, lease or operate buildings managed by Helmsley-Spear, Inc., including Registrant's property. In their complaint, plaintiffs sought the removal of Helmsley-Spear, Inc. as managing and leasing agent for all of the buildings. Plaintiffs also sought an order precluding Leona Helmsley from exercising any partner management powers in the partnerships. In August, 1997, the Supreme Court directed that the foregoing claims proceed to arbitration. As a result, Mr. Malkin and Wien & Malkin LLP filed an arbitration complaint against Helmsley-Spear, Inc. and Mrs. Helmsley before the American Arbitration Association. Helmsley-Spear, Inc. and Mrs. Helmsley served answers denying liability and asserting various affirmative defenses and counterclaims; and Mr. Malkin and Wien & Malkin LLP filed a reply denying the counterclaims. By agreement dated December 16, 1997, Mr. Malkin and Wien & Malkin LLP (each for their own account and not in any representative capacity) reached a settlement with Mrs. Helmsley of the claims and counterclaims in the arbitration and litigation between them. Mr. Malkin and Wien & Malkin LLP then continued their prosecution of claims in the arbitration for relief against Helmsley-Spear, Inc., including its termination as the leasing and managing agent for various entities and properties, including the Registrant's Lessee. The arbitration hearings were concluded in June 2000, and the arbitrators issued their decision on March 30, 2001, ordering that the termination of Helmsley-Spear, Inc. would require a new vote by the partners in the Lessee, setting forth procedures for such a vote, and denying the other claims of all parties. Following the decision, Helmsley-Spear, Inc. applied to the court for confirmation of the decision, and Mr. Malkin and Wien & Malkin LLP applied to the court for an order setting aside that part of the decision regarding the procedure for partnership voting to terminate Helmsley-Spear, Inc. and various other parts of the decision on legal grounds. The court granted the motion to confirm the arbitrators' decision and denied the application to set aside part of the arbitrators' decision. The parts of the decision under appeal were affirmed by a ruling of the Appellate Division. The New York Court of Appeals declined to review such ruling, and further application for review is under consideration.

On November 29, 2001, an action entitled Irving Schneider v. Peter L. Malkin et al. Was brought in New York State Supreme Court by the holder of a $10,000 original participation in Registrant (representing 1/3300th of the interests in Registrant) against Registrants' Agents, claiming that the Agents had violated contractual and fiduciary duties and that the consent of the Participants to Registrants' program for acquisition and financing of the fee title to the Empire State Building pursuant to the September 14, 2001 Solicitation was ineffective. On February 28, 2002, the Court granted an order dismissing all of Mr. Schneider's claims. Mr. Schneider filed on March 8, 2002 a notice of appeal of the order dismissing his claims. The time for Mr. Schneider to perfect his appeal of the court's dismissal has expired, and the dismissal is now final.

In April 2002, Leona M. Helmsley, who is a 63.75% member in Sublessee, brought litigation against Sublessee's supervisor, Wien & Malkin LLP, and member, Peter L. Malkin, claiming misconduct and seeking damages and disqualification from performing services for Sublessee. In December 2002 this litigation was dismissed.

Item 6. Exhibits and Reports on Form 8-K

  See exhibit index.

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

Date: May 20, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the undersigned as Attorney-in-Fact for each of the Members in Registrant, pursuant to the Power, on behalf of Registrant on the date indicated.

By: /s/ Stanley Katzman

Stanley Katzman, Attorney-in-Fact*

Date: May 20, 2003

* Mr. Katzman supervises accounting functions for Registrant.

CERTIFICATIONS

I, Stanley Katzman, certify that:

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

(5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

(6) The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 20, 2003

By /s/ Stanley Katzman Name: Stanley Katzman

Title: Member of Wien & Malkin LLP, Supervisor of Empire State Building Associates L.L.C.

CERTIFICATIONS

I, Stanley Katzman, certify that:

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
    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 20, 2003

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

13(a) Letter to Participants dated April 15, 2003 and supplementary financial reports for the fiscal year ended December 31, 2002. The foregoing material shall not be deemed "filed" with the Commission or otherwise subject to the liabilities of Section 18 of the Securities Exchange Act of 1934.

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

  the Quarterly Report on Form 10-Q of Registrant for the quarterly period ended March 31, 2003(the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934(15 U.S.C.78m or 78o(d)); and
  the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Registrant.

Dated: May 20, 2003

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

The undersigned, Stanley Katzman, is signing this Chief Financial Officer certification as a senior member of the financial/accounting staff of Wien & Malkin LLP, the supervisor* of Empire State Building Associates L.L.C.("Registrant"), to certify that:

(1) the Quarterly Report on Form 10-Q of Registrant for the quarterly period ended March 31, 2003(the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934(15 U.S.C.78m or 78o(d)); and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Registrant.

Dated: May 20, 2003

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