Form 10-Q
period 2003-06-30
EMPIRE STATE BUILDING ASSOCIATES
filed 2003-08-19
CIK 32776

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

(Unaudited)

For the Three Months For the Six Months

Ended June 30, Ended June 30,

2003 2002 2003 2002

Income:
Rent income, from a related
party (Note C)	$1,504,688	$1,504,688	$3,009,375	$3,009,375
Dividend income	11,081	16,204	48,094	115,611
Interest income	2,327	3,092	2,857	3,092
Miscellaneous income	15	0	75	0
Total income	1,518,111	1,523,984	3,060,401	3,128,078
Expenses:
Leasehold rent (Note C)	0	111,387	0	603,887
Interest on mortgage (Note B)	994,049	819,271	1,977,173	819,271
Supervisory services, to a related party (Note D)	39,854	39,854	79,708	79,708
Depreciation of building (Note B)	249,566	258,834	499,131	258,834
Amortization of refinancing costs (Note B)	44,907	37,423	89,814	37,423
Amortization of leasehold (Note B)	0	8,686	0	60,803
Fees, including amounts to a related party (Note E)	10,854	15,234	16,116	53,432
Miscellaneous	305	342	408	343
Total expenses	1,339,535	1,291,031	2,662,350	1,913,701
Net income	$ 178,576	$ 232,953	$398,051	$1,214,377
Earnings per $10,000 Participation unit, based on 3,300 participation units outstanding during the period	$ 54.11	$ 70.59	$ 120.62	$ 367.99
Distributions per $10,000 Participation unit consisted of the following:
Income	$ 54.11	$ 70.59	$ 120.62	$ 367.99
Return of capital	240.55	224.07	3,880.52	7,221.30
Total distributions	$ 294.66	$ 294.66	$ 4001.14	$ 7,589.29

At June 30, 2003 and 2002, there were $33,000,000 of participation units outstanding.

See notes to condensed consolidated financial statements.

Empire State Building Associates L.L.C.

Condensed Consolidated Balance Sheets

(Unaudited)

Assets	June 30, 2003	December 31, 2002
Current assets
Cash	$ 358,710	$ 358,637
Restricted cash re: mortgage interest (Note C)	1,853,100	883,620
Fidelity U.S. Treasury Income Portfolio	3,918,258	16,358,165
Additional rent due from Empire State Building Company L.L.C., a related party	-0-	1,476,008

Total current assets	6,130,068	19,076,430

Mortgage financing costs	1,796,287	1,796,287
Less, accumulated amortization	217,051	127,237
	1,579,236	1,669,050
Real Estate (Note B)
Land	21,550,588	21,550,588

Building	38,933,801	38,933,801
Less, accumulated depreciation	1,207,337	708,206
	37,726,464	38,225,595

Total assets	$66,986,356	$80,521,663

Liabilities and Members' Equity
Current liabilities:
Accrued supervisory services, to a related party	$ -0-	$ 718,669
Accrued interest payable (Note B)	327,708	338,632

Total current liabilities	327,708	1,057,301
Long term debt (Note B)	60,500,000	60,500,000

Total liabilities	60,827,708	61,557,301

Empire State Building Associates L.L.C.

Condensed Consolidated Balance Sheets

(Unaudited)

(CONTINUED)

	June 30, 2003	December 31, 2002
Members' equity:
Members' equity January 1,	$18,964,362	$30,556,397
Add, Net income:
January 1, 2003 through June 30, 2003	398,051	-0-
January 1, 2002 through December 31, 2002	-0-	15,397,298
	19,362,413	45,953,695
Less, Distributions:
Monthly distributions:
January 1, 2003 through June 30, 2003	1,944,667	-0-
January 1, 2002 through December 31, 2002	-0-	3,889,333
Additional distribution on March 5, 2003	11,259,098	-0-
Additional distribution on March 6, 2002	-0-	23,100,000

Total distributions	13,203,765	26,989,333

Members' equity:
June 30, 2003	6,158,648	-0-
December 31, 2002	-0-	18,964,362

Total liabilities and members'equity
June 30, 2003	$66,986,356
December 31, 2002		$80,521,663

See notes to condensed consolidated financial statements.

Empire State Building Associates L.L.C.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

January 1, 2003 January 1, 2002

through through

June 30, 2003 June 30, 2002

Cash flows from operating activities:
Net income	$ 398,051	$ 1,214,377
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of building	499,131	258,834
Amortization of financing costs	89,814	37,423
Amortization of leasehold	0	60,803
Change in additional rent due from sublessee	1,476,008	72,502
Decrease in prepaid rent	0	23,831
Change in accrued interest payable	(10,924)	327,708
Change in accrued supervisory services	(718,669)	(1,474,468)
Change in accrued fees	0	(316,804)

Net cash provided by operating activities	1,733,411	204,206

Cash flows from investing activities:
Purchase of real estate	-0-	(58,132,770)

Net cash used in investing activities	-0-	(58,132,770)
Cash flows from financing activities:
Cash distributions	(13,203,765)	(25,044,667)
Proceeds from mortgage payable	0	60,500,000
Mortgage financing costs	-0-	(1,796,287)

Net cash provided by (used in) financing activities	(13,203,765)	33,659,046
Net decrease in cash and cash equivalents	(11,470,354)	(24,269,518)

Cash and cash equivalents,
beginning of period	17,600,422	29,848,116
Cash and cash equivalents, end of period	$ 6,130,068	$ 5,578,598
Cash paid for:
Interest	1,988,097	$ 491,563

See notes to condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements (unaudited)

Note A Organization and Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of Registrant as of June 30, 2003, its results of operations for the six months and three months ended June 30, 2003 and 2002 and cash flows for the six months ended June 30, 2003 and 2002, and its changes in members' equity for the six months ended June 30, 2003. Information included in the condensed balance sheet as of December 31, 2002 has been derived from the audited balance sheet included in Registrant's Form 10-K for the year ended December 31, 2002 (the "10-K") previously filed with the Securities and Exchange Commission (the "SEC"). Pursuant to rules and regulations of the SEC, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from these consolidated financial statements unless significant changes have taken place since the end of the most recent fiscal year. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto and the other information contained in the 10-K. The consolidated results of operations for the six months ended June 30, 2003 are not necessarily indicative of the results to be expected for the full year.

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

Note B Purchase of Fee Title to The Empire State Building and Land Thereunder, Mortgage Debt, and related Depreciation and Amortization

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

The Real Estate is carried in the financial statements at a total cost of $60,484,389, consisting of $57,500,000 for the purchase price paid to the seller, $752,022 for acquisition costs, and $2,232,367 representing the unamortized balance of the cost of the Master Lease on the date the Real Estate was acquired. The cost of the Land is calculated at 35.63% of the total cost of the Real Estate, and the Building, 64.37%. Under the terms of the contract of sale, the deed contains language to avoid the merger of the fee estate and the leasehold, although on a consolidated financial statement basis the Registrant incurred no leasehold rent expense after acquiring the Real Estate.

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

Cash at June 30, 2003 includes a money market account held at North Fork Bank pursuant to the terms of the Mortgage, to be used monthly to satisfy a portion ($166,167) of Registrant's mortgage interest obligation. On April 3, 2003, Registrant deposited an additional $2,000,000 into this restricted account under the same conditions and will continue to do so annually thereafter.

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

Overage Rent and other accumulated interest and dividend income are distributed annually after payment of any additional amounts for supervisory services to Supervisor (as described in Note D below) and reserves for other expenses management judges to be suitable under the circumstances. For 2002, Sublessee reported net operating profit of $29,952,016; therefore, there was Overage Rent earned of $14,476,008 for the year ended December 31, 2002. Registrant incurred $718,666 as an additional payment for supervisory services. (See Note D).

Sublessee is a New York limited liability company in which Peter L. Malkin is a member, and pass-through entities created by Peter L. Malkin for family members are among the beneficial owners.

Note D Supervisory Services

Registrant pays Supervisor for supervisory services and disbursements. The supervisory fees are $159,417 per annum (the "Basic Payment") plus an additional payment of 6% of all distributions to Participants in any year in excess of the amount representing a return of 9% per annum on their remaining original cash investment in any year ("Additional Payment"). At June 30, 2003, such remaining cash investment was $33,000,000, representing the original cash investment of the Participants in Registrant.

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

Pursuant to the fee arrangements described herein, Registrant paid Supervisor $79,708 of the Basic Payment for supervisory services for the six-month period ended June 30, 2003. No remuneration was paid during the six-month period ended June 30, 2003 by Registrant to any of the Members as such.

Reference is made to Note C of this Item 1 ("Note C") for a description of the terms of the Sublease between Registrant and Sublessee. The respective interests of the Members in Registrant and in Sublessee arise solely from ownership of their respective Participations in Registrant and, in the case of Peter L. Malkin, his family entities' ownership of interests in Sublessee. The Members receive no extra or special benefit not shared on a pro rata basis with all other Participants in Registrant or members in Sublessee. However, all of the Members hold senior positions at Supervisor (which supervises Registrant and Sublessee) and, by reason of their position at Supervisor, may receive income attributable to supervisory or other remuneration paid to Supervisor for services rendered to Registrant and Sublessee.

As of June 30, 2003, the Members owned of record and beneficially an aggregate of $28,333 of Participations in Registrant, representing less than 1% of the currently outstanding participations therein totaling $33,000,000.

In addition, as of June 30, 2003 certain of the Members held additional Participations as follows:

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

Note E Fees

During the six months ended June 30, 2003 fees of $5,112 were paid to Wien & Malkin LLP for expenses relating to the September 14, 2001 consent solicitation program.

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

Financial Condition and Results of Operations

At the time of its organization, Registrant acquired the Master Lease of the Property subject to the Sublease. Basic Rent received by Registrant was used to pay annual rent due under the Master Lease and the Basic Payment and a portion of the Additional Payment for supervisory services; the balance of such Basic Rent was distributed to the Participants. Currently, Basic Rent received by Registrant is used to pay the Basic Payment and a portion of the Additional Payment for supervisory services, and a portion of debt service on the new mortgage; the balance of such Basic Rent is distributed to the Participants. Overage Rent and any interest and dividends accumulated thereon are distributed to the Participants after the Additional Payment is made to Supervisor. See Note C of Item 1 above. Pursuant to the Sublease, Sublessee has assumed responsibility for the operation, repair, maintenance and management of the Property. Registrant is not required to maintain liquid assets to defray any operating expense of the Property.

Registrant does not pay dividends. During the six-month period ended June 30, 2003 Registrant made regular monthly distributions of $98.21 for each $10,000 participation ($1,178.52 per annum for each $10,000 participation). There are no legal restrictions on Registrant's present or future ability to make distributions; however, the amount of such distributions, particularly distributions of Overage Rent, depends on the ability of Sublessee to make payments of Basic Rent and Overage Rent to Registrant in accordance with the terms of the Sublease. Registrant expects to make distributions in the future so long as it receives the payments provided for under the Sublease. See Note C.

Registrant's results of operations are affected primarily by the amount of rent payable to it under the Sublease. The amount of Overage Rent payable to Registrant is affected by the New York City economy and real estate market.

Total income decreased for the six-month period ended June 30, 2003 as compared with the six-month period ended June 30, 2002. The decrease was the result of a decrease in dividend and interest income during the current period as compared with the six-month period ended June 30, 2002.

Total expenses increased for the six-month period ended June 30, 2003 as compared with the six-month period ended June 30, 2002. Such increase is the net result of an increase in mortgage interest expense, depreciation of the building, amortization of financing costs, miscellaneous expense and a decrease in rent expense, leasehold amortization and fees during the six-month period ended June 30, 2003, as compared with the six-month period ended June 30, 2002.

Liquidity and Capital Resources

Registrant's liquidity has increased for the six-month period ended June 30, 2003, as compared with the six-month period ended June 30, 2002 as a result of an increase in reserves for contingencies. Registrant may from time to time establish a reserve for contingent or unforeseen liabilities.

No amortization payments are due under the Mortgage to reduce the outstanding principal balance prior to maturity, and Registrant does not maintain any reserve to cover the principal payment of such Mortgage indebtedness at maturity. Therefore, repayment of the Mortgage will depend on Registrant's ability to arrange a refinancing. Assuming that the Property continues to generate an annual net profit in future years comparable to that in past years, Registrant anticipates that the value of the Master Lease and Property would be well in excess of the amount of the Mortgage balance at maturity.

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

Based on Sublessee's review of the need for upgrades and improvements to the Real Estate, it is projected by Sublessee that improvement costs of approximately $8,000,000 will be incurred in 2003.

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

Item 4. Evaluation of Disclosure Controls and Internal Control Procedures.

    Evaluation of disclosure controls and procedures. The person(s) who functions in the capacity of Registrant's chief executive officer and Registrant's chief financial officer, after evaluating the effectiveness of Registrant's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period have concluded that Registrant's disclosure controls and procedures were adequate and designed to ensure that material information relating to Registrant, including its consolidated subsidiary, would be made known to them by others within those entities.

    Changes in internal controls over financial reporting. There were no changes in Registrant's internal controls over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to affect, the Registrant's internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

The Property of Registrant is the subject of the following pending litigation:

Wien & Malkin LLP, et. al. v. Helmsley-Spear, Inc., et. al. Wien & Malkin LLP and Peter L. Malkin have been engaged in a proceeding with Helmsley-Spear, Inc. commenced in 1997, concerning the management, leasing and supervision of Registrant's property in which Wien & Malkin and Peter L. Malkin have sought an order removing Helmsley-Spear. In this connection, certain costs for legal and professional fees and other expenses have been paid and incurred by Wien & Malkin and Peter L. Malkin and additional costs are expected to be incurred. Wien & Malkin and Peter L. Malkin have represented that such costs will be recovered only to the extent that (a) a competent tribunal authorizes payment by investors or (b) an investor voluntarily agrees that his or her proportionate share be paid. Accordingly, Registrant's allocable share of such costs is as yet undetermined and Registrant has not provided for the expense and related liability with respect to such costs in these financial statements.

The original action was commenced in June 1997 and was referred to arbitration. The March 30, 2001 decision of the Arbitrators, which was confirmed by the court, (i) reaffirms the right of the members in Lessee to vote to terminate Helmsley-Spear without cause, (ii) dismisses Helsmsley-Spear's claims against Wien & Malkin and Peter L. Malkin, and (iii) rejects the termination of Helmsley-Spear for cause. The parts of the decision under appeal were affirmed by a ruling of the Appellate Division, the New York Court of Appeals declined to review such ruling, and Wien & Malkin's application for further review has been filed.

In January 1998, Irving Schneider, who is one of the controlling principals of Helmsley-Spear and has no record or beneficial interest in Lessee, brought litigation against Lessee's supervisor, Wien & Malkin, and member, Peter L. Malkin, claiming misconduct and seeking damages and disqualification from performing services for Lessee. In March 2002, the court dismissed Mr. Schneider's claims. Mr. Schneider has appealed this dismissal. Wien & Malkin and Peter L. Malkin are defending against these claims.

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

In April 2002, Leona M. Helmsley, who is a 63.75% member in Sublessee, brought litigation against Sublessee's supervisor, Wien & Malkin LLP, and member, Peter L. Malkin, claiming misconduct and seeking damages and disqualification from performing services for Sublessee. In December 2002, this litigation was dismissed.

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

Date: August 19, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the undersigned as Attorney-in-Fact for each of the Members in Registrant, pursuant to the Power, on behalf of Registrant on the date indicated.

By: /s/ Stanley Katzman

Stanley Katzman, Attorney-in-Fact*

Date: August 19, 2003

* Mr. Katzman supervises accounting functions for Registrant.

Exhibit 31.1

CERTIFICATIONS

I, Stanley Katzman, certify that:

    I have reviewed this Quarterly Report on Form 10-Q of Empire State Building Associates L.L.C.;

    Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

    Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

    The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:

    Designed such disclosure controls and procedures or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

    Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

    Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

    The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

    All significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

    Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls over financial reporting.

Date: August 19, 2003

By /s/ Stanley Katzman

Name: Stanley Katzman

Title: Member of Wien & Malkin LLP, Supervisor of Empire State Building Associates L.L.C.

Exhibit 31.2

CERTIFICATIONS

I, Stanley Katzman, certify that:

    I have reviewed this Quarterly Report on Form 10-Q of Empire State Building Associates L.L.C.;

    Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

    Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

    The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:

    Designed such disclosure controls and procedures or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

    Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

    Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

    The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

    All significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

    Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls over financial reporting.

Date: August 19, 2003

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

Number	EXHIBIT INDEX (cont.) Document	Page*
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

31.1	Certification of Stanley Katzman, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Stanley Katzman, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Stanley Katzman, Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Stanley Katzman, Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

___________________________________________________________

* Page references are based on sequential numbering system.

Exhibit 32.1

Certification Pursuant to 18 U.S.C., Section 1350 as adopted

Pursuant to Section 906

of Sarbanes - Oxley Act of 2002

The undersigned, Stanley Katzman, is signing this Chief Executive Officer certification as a member of Wien & Malkin LLP, the supervisor * of Empire State Building Associates L.L.C.("Registrant") to certify that:

    the Quarterly Report on Form 10-Q of Registrant for the quarterly period ended June 30, 2003 (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

    the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Registrant.

Dated: August 19, 2003

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

Exhibit 32.2

Certification Pursuant to 18 U.S.C., Section 1350 as adopted

Pursuant to Section 906

of Sarbanes - Oxley Act of 2002

The undersigned, Stanley Katzman, is signing this Chief Financial Officer certification as a senior member of the financial/accounting staff of Wien & Malkin LLP, the supervisor* of Empire State Building Associates L.L.C.("Registrant"), to certify that:

    the Quarterly Report on Form 10-Q of Registrant for the quarterly period ended June 30, 2003 (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

    the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Registrant.

Dated: August 19, 2003

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