Form 10-Q
period 2003-09-30
EMPIRE STATE BUILDING ASSOCIATES
filed 2003-12-02
CIK 32776

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

Ended September 30 Ended September 30

2003 2002 2003 2002

Income:
Rent income, from a related
Party (Note C)	$1,504,688	$1,504,688	$4,514,063	$4,514,063
Dividend income	8,872	15,036	56,966	130,647
Interest income	1,465	2,694	4,322	5,786
Miscellaneous income	0	0	75	0
Total income	1,515,025	1,522,418	4,575,426	4,650,496
Expenses:
Leasehold rent (Note C)	0 87,556	0	0	603,887
Interest on mortgage (Note B)	1,004,973	1,015,896	2,982,146	1,835,166
Supervisory services, to a related party (Note D)	39,855	39,855	119,563	119,563
Depreciation of building(Note B)	249,566	310,601	748,698	569,435
Amortization of refinancing costs (Note B)	44,907	44,907	134,721	82,330
Amortization of leasehold (Note B)	0	0	0	60,803
Fees, including amounts to a related party (Note E)	13,169	(6,743)	29,285	46,690
Miscellaneous	61	89	468	432
Total expenses	1,352,531	1,404,605	4,014,881	3,318,306
Net income	$ 162,494	$ 117,813	$ 560,545	$1,332,190
Earnings per $10,000 Participation unit, based on 3,300 participation units outstanding during the period	$ 49.24	$ 35.70	$ 169.86	$ 403.69
Distributions per $10,000 participation unit consisted of the following:
Income	$ 49.24	$ 35.70	$ 169.86	$ 403.69
Return of capital	245.41	258.95	4,125.93	7,480.24
Total distributions	$ 294.65	$ 294.65	$ 4,295.79	$ 7,883.93

At September 30, 2003 and 2002, there were $33,000,000 of participation units outstanding.

See notes to condensed consolidated financial statements.

Empire State Building Associates L.L.C.

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30, 2003	December 31, 2002
Assets
Current assets
Cash	$ 359,299	$ 358,637
Restricted cash re: mortgage interest (Note C)	1,348,533	883,620
Fidelity U.S. Treasury Income Portfolio	3,648,628	16,358,165
	5,356,460	17,600,422
Receivable from participants re:
NYS estimated tax	258,242	0
Additional rent due from Empire State Building Company L.L.C., a related party	0	1,476,008

Total current assets	5,614,702	19,076,430

Mortgage financing costs	1,796,287	1,796,287
Less, accumulated amortization	261,958	127,237
	1,534,329	1,669,050
Real Estate (Note B)
Land	21,550,588	21,550,588

Building	38,933,801	38,933,801
Less, accumulated depreciation	1,456,903	708,206
	37,476,898	38,225,595
Total Real Estate	59,027,486	59,776,183

Total assets	$ 66,176,517	$80,521,663

Liabilities and Members' Equity
Current liabilities:
Accrued supervisory services, to a related party	$ 0	$ 718,669
Accrued interest payable (Note B)	327,708	338,632

Total current liabilities	327,708	1,057,301
Long term debt (Note B)	60,500,000	60,500,000

Total liabilities	60,827,708	61,557,301

Empire State Building Associates L.L.C.

Condensed Consolidated Balance Sheets

(Unaudited)

(CONTINUED)

	September 30, 2003	December 31, 2002
Members' equity:
Members' equity January 1,	$18,964,362	$30,556,397
Add, Net income:
January 1, 2003 through September 30, 2003	560,545	0
January 1, 2002 through December 31, 2002	0	15,397,298
	19,524,907	45,953,695
Less, Distributions:
Monthly distributions
January 1, 2003 through September 30, 2003	2,917,000	0
January 1, 2002 through December 31, 2002	0	3,889,333
Additional distribution on March 5, 2003	11,259,098	0
Additional distribution on March 6, 2002	0	23,100,000

Total distributions	14,176,098	26,989,333

Members' equity:
September 30, 2003	5,348,809	0
December 31, 2002	0	18,964,362

Total liabilities and members' equity
September 30, 2003	$ 66,176,517
December 31, 2002		$80,521,663

See notes to condensed consolidated financial statements

Empire State Building Associates L.L.C.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

January 1, 2003 January 1, 2002

through through

September 30, 2003 September 30, 2002

Cash flows from operating activities:
Net income	$ 560,545	$ 1,332,190
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of building	748,698	569,435
Amortization of financing costs	134,721	82,330
Amortization of leasehold	0	60,803
Change in additional rent due from sublessee	1,476,008	72,502
Decrease in prepaid rent	0	23,831
Change in accrued interest payable	(10,925)	338,632
Change in accrued supervisory services	(718,669)	(1,474,468)
Change in accrued fees	0	(316,804)

Net cash provided by operating activities	2,190,378	688,451

Cash flows from investing activities:
Purchase of real estate	0	(58,132,770)
Change in receivable from participants	(258,242)	0

Net cash used in investing activities	(258,242)	(58,132,770)
Cash flows from financing activities:
Cash distributions	(14,176,098)	(26,017,000)
Proceeds from mortgage payable	0	60,500,000
Mortgage financing costs	0	(1,796,287)

Net cash provided by (used in) financing activities	(14,176,098)	32,686,713
Net decrease in cash and cash equivalents,	(12,243,962)	(24,757,606)

Cash and cash equivalents,
beginning of period	17,600,422	29,848,116
Cash and cash equivalents, end of period	$ 5,356,460	$ 5,090,510
Cash paid for:
Interest	$ 2,993,069	$ 1,496,535

See notes to condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements (unaudited)

Note A Organization and Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of Registrant as of September 30, 2003, its results of operations for the nine months and three months ended September 30, 2003 and 2002, cash flows for the nine months ended September 30, 2003 and 2002, and its changes in members' equity for the nine months ended September 30, 2003. Information included in the condensed balance sheet as of December 31, 2002 has been derived from the audited balance sheet included in Registrant's Form 10-K for the year ended December 31, 2002 (the "10-K") previously filed with the Securities and Exchange Commission (the "SEC"). Pursuant to rules and regulations of the SEC, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from these consolidated financial statements unless significant changes have taken place since the end of the most recent fiscal year. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto and the other information contained in the 10-K. The consolidated results of operations for the nine months ended September 30, 2003 are not necessarily indicative of the results to be expected for the full year.

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

Cash at September 30, 2003 includes a money market account held at North Fork Bank pursuant to the terms of the Mortgage, to be used monthly to satisfy a portion ($166,167) of Registrant's mortgage interest obligation. On April 3, 2003, Registrant deposited an additional $2,000,000 into this restricted account under the same conditions and will continue to do so annually thereafter.

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

Overage Rent and other accumulated interest and dividend income are distributed annually after payment of any additional payments for supervisory services to Supervisor (as described in Note D below) and reserves for other expenses management judges to be suitable under the circumstances. For 2002, Sublessee reported net operating profit of $29,952,016; therefore, there was Overage Rent earned of $14,476,008 for the year ended December 31, 2002. Registrant incurred $718,669 as an additional payment for supervisory services. (See Note D).

Sublessee is a New York limited liability company in which Peter L. Malkin is a member and entities for Peter L. Malkin's family members are among the beneficial owners.

Note D Supervisory Services

Registrant pays Supervisor for supervisory services and disbursements. The supervisory fees are $159,417 per annum (the "Basic Payment") plus an additional payment of 6% of all distributions to Participants in any year in excess of the amount representing a return of 9% per annum on their remaining original cash investment in any year ("Additional Payment"). At September 30, 2003, such remaining cash investment was $33,000,000, representing the original cash investment of the Participants in Registrant.

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

Pursuant to the fee arrangements described herein, Registrant paid Supervisor $119,563 of the Basic Payment for supervisory services for the nine month period ended September 30, 2003. No remuneration was paid during the nine month period ended September 30, 2003 by Registrant to any of the Members as such.

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

As of September 30, 2003, the Members owned of record and beneficially an aggregate of $28,333 of participations in Registrant, representing less than 1% of the currently outstanding participations therein totaling $33,000,000.

In addition, as of September 30, 2003 certain of the Members held additional Participations as follows:

Entities for the benefit of members of Peter L. Malkin's family owned of record and beneficially $607,916 of Participations. Peter L. Malkin disclaims any beneficial ownership of such Participations, except that related trusts are required to complete scheduled payments to Peter L. Malkin.

Peter L. Malkin owned of record as trustee or co-trustee, but not beneficially, $252,500 of Participations. Peter L. Malkin disclaims any beneficial ownership of such Participations.

Anthony E. Malkin owned of record as trustee or co-trustee, but not beneficially, $35,833 of Participations. Anthony E. Malkin disclaims any beneficial ownership of such Participations.

Note E Special Fees

During the nine months ended September 30, 2003 fees of $18,281 were paid to Wien & Malkin LLP for expenses in connection with the consent solicitation program and participation buyout program.

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

Registrant does not pay dividends. During the nine month period ended September 30, 2003 Registrant made regular monthly distributions of $98.21 for each $10,000 participation ($1,178.52 per annum for each $10,000 participation). There are no restrictions on Registrant's present or future ability to make distributions; however, the amount of such distributions, particularly distributions of Overage Rent, depends on the ability of Sublessee to make payments of Basic Rent and Overage Rent to Registrant in accordance with the terms of the Sublease. Registrant expects to make distributions in the future so long as it receives the payments provided for under the Sublease. See Note C.

Registrant's results of operations are affected primarily by the amount of rent payable to it under the Sublease. The amount of Overage Rent payable to Registrant is affected by the New York City economy and real estate market.

Total income decreased for the nine-month period ended September 30, 2003 as compared with the nine-month period ended September 30, 2002. The decrease was the result of a decrease in dividend and interest income during the current period as compared with the nine- month period ended September 30, 2002.

Total expenses increased for the nine-month period ended September 30, 2003 as compared with the nine-month period ended September 30, 2002. Such increase is the net result of the incurrence of mortgage interest expense, the depreciation of the building, amortization of mortgage financing costs and a decrease in rent expense and leasehold amortization during the nine-month period ended September 30, 2003, as compared with the nine-month period ended September 30, 2002.

Liquidity and Capital Resources

Registrant's liquidity has increased for the nine-month period ended September 30, 2003, as compared with the nine-month period ended September 30, 2002 as a result of an increase in reserves for contingencies. Registrant may from time to time establish a reserve for contingent or unforeseen liabilities.

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

Item 4. Controls and Procedures.

    Evaluation of disclosure controls and procedures. The person(s) who functions in the capacity of Registrant's chief executive officer and Registrant's chief financial officer, after evaluating the effectiveness of Registrant's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period have concluded that Registrant's disclosure controls and procedures were adequate and designed to ensure that material information relating to Registrant would be made known to them by others within those entities.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

The Property of Registrant is the subject of the following pending litigation:

Wien & Malkin LLP, et. al. V. Helmsley-Spear, Inc., et. Al. On June 19, 1997 Wien & Malkin LLP and Peter L. Malkin filed an action in the Supreme Court of the State of New York, against Helmsley-Spear, Inc. and Leona Helmsley concerning various partnerships which own, lease or operate buildings managed by Helmsley-Spear, Inc., including Registrant's property. In their complaint, plaintiffs sought the removal of Helmsley-Spear, Inc. as managing and leasing agent for all of the buildings. Plaintiffs also sought an order precluding Leona Helmsley from exercising any partner management powers in the partnerships. In August, 1997, the Supreme Court directed that the foregoing claims proceed to arbitration. As a result, Mr. Malkin and Wien & Malkin LLP filed an arbitration complaint against Helmsley-Spear, Inc. and Mrs. Helmsley before the American Arbitration Association. Helmsley-Spear, Inc. and Mrs. Helmsley served answers denying liability and asserting various affirmative defenses and counterclaims; and Mr. Malkin and Wien & Malkin LLP filed a reply denying the counterclaims. By agreement dated December 16, 1997, Mr. Malkin and Wien & Malkin LLP (each for their own account and not in any representative capacity) reached a settlement with Mrs. Helmsley of the claims and counterclaims in the arbitration and litigation between them. Mr. Malkin and Wien & Malkin LLP then continued their prosecution of claims in the arbitration for relief against Helmsley-Spear, Inc., including its termination as the leasing and managing agent for various entities and properties, including the Registrant's Lessee. The arbitration hearings were concluded in June 2000, and the arbitrators issued their decision on March 30, 2001, ordering that the termination of Helmsley-Spear, Inc. would require a new vote by the partners in the Lessee, setting forth procedures for such a vote, and denying the other claims of all parties. Following the decision, Helmsley-Spear, Inc. applied to the court for confirmation of the decision, and Mr. Malkin and Wien & Malkin LLP applied to the court for an order setting aside that part of the decision regarding the procedure for partnership voting to terminate Helmsley-Spear, Inc. and various other parts of the decision on legal grounds. The court granted the motion to confirm the arbitrators' decision and denied the application to set aside part of the arbitrators' decision. The parts of the decision under appeal were initially affirmed by the Appellate Division, and the New York Court of Appeals declined to review such ruling. On October 6, 2003, the United States Supreme Court granted Wien & Malkin's petition, vacated the judgement of the Appellate Division and remanded the case to the New York court for further consideration of the issues raised by Wien & Malkin's appeal.

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

By: /s/ Mark Labell

Mark Labell, Attorney-in-Fact*

Date: December 2, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the undersigned as Attorney-in-Fact for each of the Members in Registrant, pursuant to the Power, on behalf of Registrant on the date indicated.

By: /s/ Mark Labell

Mark Labell, Attorney-in-Fact*

Date: December 2, 2003

* Mr. Labell supervises accounting functions for Registrant.

Exhibit 31.1

CERTIFICATIONS

I, Mark Labell, certify that:

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

    evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

    disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

    The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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

Date: December 2, 2003

By /s/ Mark Labell

Name: Mark Labell

Title: Member of Wien & Malkin LLP, Supervisor of Empire State Building Associates L.L.C.

Exhibit 31.2

CERTIFICATIONS

I, Mark Labell, certify that:

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

    evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

    disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

    The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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

Date: December 2, 2003

By /s/ Mark Labell

Name: Mark Labell

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
13(a)

Letter to Participants dated April 15, 2003 and supplementary financial reports for the fiscal year ended December 31, 2002. The foregoing material shall not be deemed "filed" with the Commission or otherwise subject to the liabilities of Section 18 of the Securities Exchange Act of 1934

24

Powers of Attorney dated October 13, 2003 between the Partners of Registrant and Mark Labell which is filed as Exhibit 24 to Registrant's 10-Q for the quarter ended September 30, 2003 and is incorporated herein by reference.

31.1	Certification of Mark Labell, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Mark Labell, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Mark Labell, Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Mark Labell, Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

___________________________________________________________

* Page references are based on sequential numbering system.

Exhibit 32.1

Empire State Building Associates L.L.C.

Certification Pursuant to 18 U.S.C., Section 1350 as adopted

Pursuant to Section 906

of Sarbanes - Oxley Act of 2002

The undersigned, Mark Labell, is signing this Chief Executive Officer certification as a member of Wien & Malkin LLP, the supervisor * of Empire State Building Associates L.L.C.("Registrant") to certify that:

    the Quarterly Report on Form 10-Q of Registrant for the quarterly period ended September 30, 2003(the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934(15 U.S.C.78m or 78o(d)); and

    the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Registrant.

Dated: December 2, 2003

By /s/ Mark Labell

Mark Labell

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

Empire State Building Associates L.L.C.

Certification Pursuant to 18 U.S.C., Section 1350 as adopted

Pursuant to Section 906

of Sarbanes - Oxley Act of 2002

The undersigned, Mark Labell, is signing this Chief Financial Officer certification as a senior member of the financial/accounting staff of Wien & Malkin LLP, the supervisor* of Empire State Building Associates L.L.C.("Registrant"), to certify that:

    the Quarterly Report on Form 10-Q of Registrant for the quarterly period ended September 30, 2003(the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934(15 U.S.C.78m or 78o(d)); and

    the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Registrant.

Dated: December 2, 2003

By /s/ Mark Labell

Mark Labell

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