Form 10-K
period 2003-12-31
EMPIRE STATE BUILDING ASSOCIATES
filed 2004-04-19
CIK 32776

FORM 10-K

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ___

An Exhibit Index is located on pages 35 through 36 of this report.

Number of pages (including exhibits) in this filing: 62

PART I

Item 1. Business.

(a) General

Registrant was originally organized on July 11, 1961 as a general partnership. On October 1, 2001, Registrant converted from a general partnership to a limited liability company under New York law and is now known as Empire State Building Associates L.L.C. The conversion does not change any aspect of the assets and operations of Registrant other than to protect its participants from any future liability to a third party. Through April 16, 2002, Through April 16, 2002, Registrant owned the tenant's interest in a master operating leasehold (the "Master Lease") on the Empire State Building (the "Building"), located at 350 Fifth Avenue, New York, New York. On April 17, 2002, Registrant acquired, through a wholly-owned limited liability company (Empire State Land Associates L.L.C.), the fee title to the Building, and the land thereunder (the "Land") (together, the "Real Estate"), at a price of $57,500,000, and obtained a $60,500,000 first mortgage with North Fork Bank (the "Mortgage") to finance the acquisition and certain related costs.

The initial term of the master lease (the "Master Lease") expired on January 5, 1992. On January 30, 1989, Registrant exercised its first of four 21-year renewal options contained in the Master Lease and extended the Master Lease through January 5, 2013.

Registrant does not operate the Real Estate. It subleases the Real Estate to Empire State Building Company L.L.C. (the "Sublessee") pursuant to a net operating sublease (the "Sublease") with a term and renewal options essentially coextensive with those contained in the Master Lease. On January 30, 1989, Sublessee elected to renew the Sublease for a term commencing January 4, 1992 to January 4, 2013.

Registrant's members are Peter L. Malkin, Anthony E. Malkin and Thomas N. Keltner, Jr. (collectively, the "Agents") each of whom also acts as an agent for holders of participations in his respective member interest in Registrant (the "Participants").

Sublessee is a New York limited liability company in which Peter L. Malkin is a member and entities for Peter L. Malkin family members are beneficial owners. All of the members in Registrant hold senior positions at Wien & Malkin LLP, 60 East 42nd Street, New York, New York, which provides supervisory and other services to Registrant and to Sublessee (the "Supervisor"). See Items 10, 11, 12 and 13 hereof for a description of the ongoing services rendered by, and compensation paid to, Supervisor and for a discussion of certain relationships which may pose potential conflicts of interest among Registrant, Sublessee and certain of their respective affiliates.

As of December 31, 2003, the Building was 88% occupied by approximately 829 tenants who engage in various businesses, including the Boy Scouts, the YMCA, the practice of law and accounting, ladies' and men's apparel, and ladies' and men's shoes. Registrant does not maintain a full-time staff. See Item 2 hereof for additional information concerning the Real Estate.

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

Overage Rent income is recognized when earned from the Sublessee, at the close of the year ending December 31; such income is not determinable until the Sublessee, pursuant to the Sublease, renders to Registrant a certified report on the Sublessee's operation of the Real Estate. The Sublease requires that this report be delivered to Registrant annually within 60 days after the end of each such fiscal year. Accordingly, all Overage Rent income and certain supervisory services expense are reflected in the fourth quarter of each year. The Sublease does not provide for the Sublessee to render interim reports to Registrant. See Note 3 of Notes to Financial Statements filed under Item 8 hereof (the "Notes") regarding Overage Rent payments by Sublessee for the fiscal years ended December 31, 2003, 2002 and 2001. There was Overage Rent of $6,802,295 for the year ended December 31, 2003.

(c) Competition

Pursuant to tenant space leases at the Building, the average annual base rental payable to Sublessee is approximately $31.58 per square foot (exclusive of electricity charges and escalation). The asking rents for the building range from $35 to $45 per square foot.

(d) Tenant Leases

Sublessee operates the Building free from any federal, state or local government restrictions involving rent control or other similar rent regulations which may be imposed upon residential real estate in Manhattan. Any increase or decrease in the amount of rent payable by a tenant is governed by the provisions of the tenant's lease.

Item 2. Property.

Through April 16, 2002, On April 17, 2002, Registrant acquired, through a wholly owned limited liability company (Empire State Land Associates L.L.C.), the fee title to the Building, and the land thereunder, at a price of $57,500,000, and obtained a $60,500,000 first mortgage with North Fork Bank to finance the acquisition and certain related costs. The Building, erected in 1931 and containing 102 stories, a concourse and a lower lobby, occupies the entire blockfront from 33rd Street to 34th Street on Fifth Avenue. The Building has 72 passenger elevators and 4 freight elevators and is equipped with air conditioning and individual air handling units. The Building is subleased to Sublessee under the Sublease which expires on January 4, 2013 and contains three 21-year renewal options. See Item 1 hereof for a description of the terms of the Lease and Sublease.

The Real Estate is carried in the financial statements at a total cost of $60,484,389, consisting of $57,500,000 for the purchase price paid to the seller, $752,022 for acquisition costs, and $2,232,367 representing the unamortized balance of the cost of the Master Lease on the date the Real Estate was acquired. The cost of the Land is estimated to be 35.63% of the total cost of the Real Estate, and the Building, 64.37%. Under the terms of the contract of sale and, the deed, contains language to avoid the there is no merger of the fee estate and the leasehold, although on a consolidated financial statement basis the Registrant incurred no leasehold rent expense after acquiring the Real Estate.

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

Item 3. Legal Proceedings.

The Property of Registrant is the subject of the following pending litigation:

Wien & Malkin LLP, et. al. V. Helmsley-Spear, Inc., et. Al. On June 19, 1997 Wien & Malkin LLP and Peter L. Malkin filed an action in the Supreme Court of the State of New York, against Helmsley-Spear, Inc. and Leona Helmsley concerning various partnerships which own, lease or operate buildings managed by Helmsley-Spear, Inc., including Registrant's property. In their complaint, plaintiffs sought the removal of Helmsley-Spear, Inc. as managing and leasing agent for all of the buildings. Plaintiffs also sought an order precluding Leona Helmsley from exercising any partner management powers in the partnerships. In August, 1997, the Supreme Court directed that the foregoing claims proceed to arbitration. As a result, Mr. Malkin and Wien & Malkin LLP filed an arbitration complaint against Helmsley-Spear, Inc. and Mrs. Helmsley before the American Arbitration Association. Helmsley-Spear, Inc. and Mrs. Helmsley served answers denying liability and asserting various affirmative defenses and counterclaims; and Mr. Malkin and Wien & Malkin LLP filed a reply denying the counterclaims. By agreement dated December 16, 1997, Mr. Malkin and Wien & Malkin LLP (each for their own account and not in any representative capacity) reached a settlement with Mrs. Helmsley of the claims and counterclaims in the arbitration and litigation between them. Mr. Malkin and Wien & Malkin LLP then continued their prosecution of claims in the arbitration for relief against Helmsley-Spear, Inc., including its termination as the leasing and managing agent for various entities and properties, including the Registrant's Lessee. The arbitration hearings were concluded in June 2000, and the arbitrators issued their decision on March 30, 2001, ordering that the termination of Helmsley-Spear, Inc. would require a new vote by the partners in the Lessee, setting forth procedures for such a vote, and denying the other claims of all parties. Following the decision, Helmsley-Spear, Inc. applied to the court for confirmation of the decision, and Mr. Malkin and Wien & Malkin LLP applied to the court for an order setting aside that part of the decision regarding the procedure for partnership voting to terminate Helmsley-Spear, Inc. and various other parts of the decision on legal grounds. The court granted the motion to confirm the arbitrators' decision and denied the application to set aside part of the arbitrators' decision. The parts of the decision under appeal were initially affirmed by the Appellate Division, and the New York Court of Appeals declined to review such ruling. On October 6, 2003, the United States Supreme Court granted Wien & Malkin's petition, vacated the judgment of the Appellate Division and remanded the case to the New York court for further consideration of the issues raised by Wien & Malkin's appeal.

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

    The Participations are neither traded on an established securities market nor are readily tradable on a secondary market or the substantial equivalent thereof. Based on Registrant's transfer records, Participations are sold by the holders thereof from time to time in privately negotiated transactions and, in many instances, Registrant is not aware of the prices at which such transactions occur. During the past year there were 178 transfers. In four instances, the indicated purchase price was equal to 2.7 times the face amount of the Participation transferred, i.e., $27,000 for a $10,000 Participation. In four instances, the indicated purchase price was equal to two times the face amount of the Participation transferred. In twenty instances, the indicated purchase price was equal to 1.6 times the face amount of the Participation transferred. In two instances, the indicated purchase price was equal to 1.5 times the face amount of the Participation transferred. In three instances, the indicated purchase price was equal to .98 of the face amount of the Participation transferred. In all other cases, no consideration was indicated.

(b) As of December 31, 2003, there were 2,715 holders of Participations of record.

(c) Registrant does not pay dividends. During the year ended December 31, 2003, Registrant made regular monthly distributions of $98.21 for each $10,000 Participation. There was Overage Rent earned of $6,802,295 for the year ended December 31, 2003 which enabled Registrant to make additional distributions for each $10,000 Participation of $1,345 on March 2, 2004. See Item 1 hereof. There are no restrictions on Registrant's present or future ability to make distributions; however, the amount of such distributions, particularly distributions of Overage Rent, depends solely on Sublessee's ability to make payments of Basic Rent and Overage Rent to Registrant. See Item 1 hereof. Registrant expects to make monthly distributions in the future so long as it receives the payments provided for under the Sublease. See Item 7 hereof.

Item 6.

EMPIRE STATE BUILDING ASSOCIATES L.L.C.

(A Limited Liability Company)

SELECTED FINANCIAL DATA

Year ended December 31
2003	2002	2001	2000	1999
Basic rent income	$ 6,018,750	$ 6,018,750	$ 6,018,750	$ 6,018,750	$ 6,018,750
Overage rent income	6,802,295	14,476,008	26,072,502	14,583,762	7,582,109
Dividend and interest income	70,481	152,081	248,948	256,963	144,690
Miscellaneous income	-		1,660,904	-0-	-0-
Total revenues	$12,891,526	$20,646,839	$34,001,104	$20,859,475	$13,745,549
Net income	$ 7,247,765	$15,397,298	$29,512,491	$17,315,601	$10,901,065
Earnings per $10,000 participation unit, based on 3,300 participation units outstanding during the year	$ 2,196	$ 4,666	$ 8,943	$ 5,247	$ 3,303
Total assets	$72,185,694	$80,521,663	$32,347,669	$20,842,972	$13,253,481
Long-term obligations	$60,500,000	$60,500,000	$ - 0 -	$ - 0 -	$ - 0-
Distributions per $10,000 participation unit, based on 3,300 participation units outstanding during the year:
Income	$ 2,196	$ 4,666	$ 5,182	$ 3,185	$ 2,033
Return of capital	2,394	3,513	- 0 -	- 0 -	- 0 -
Total distributions	$ 4,590	$ 8,179	$ 5,182	$ 3,185	$ 2,033

Item 7.

EMPIRE STATE BUILDING ASSOCIATES L.L.C.

(A Limited Liability Company)

QUARTERLY RESULTS OF OPERATIONS

The following table presents the company's operating results for each of the eight fiscal quarters in the period ended December 31, 2003. The information for each of these quarters is unaudited and has been prepared on the same basis as the audited consolidated financial statements included in this Annual Report on Form 10-K. In the opinion of management, all necessary adjustments, which consist only of normal and recurring accruals, have been included to present fairly the unaudited quarterly results. This data should be read together with the consolidated financial statements and the notes thereto included in this Annual Report on Form 10-K.

Three Months Ended

	March 31,	June 30,	September 30,	December 31,
	2002	2002	2002	2002

Consolidated Income Data:
Minimum net, basic rent income	$1,504,687	$1,504,688	$1,504,688	$ 1,504,687
Additional rent income	-	-	-	14,476,008
Dividend and interest income	99,407	19,296	17,730	15,648
Total revenues	1,604,094	1,523,984	1,522,418	15,996,343

Leasehold rent	492,500	111,387	-	(21,889)
Interest on mortgage	-	819,271	1,015,896	994,048
Supervisory services	39,854	39,854	39,855	758,520
Depreciation of building		258,834	310,601	138,771
Amortization of financing costs		37,423	44,907	44,907
Amortization of Leasehold	52,117	8,686	-	-
Fees and miscellaneous	38,199	15,576	(6,654)	16,878
Total expenses	622,670	1,291,031	1,404,605	1,931,235

Net income	$ 981,424	$ 232,953	$ 117,813	$14,065,108
Earnings per $10,000 participation unit, based on 3,300 participation units outstanding during each period	$ 297	$ 71	$ 36	$ 4,262

Item 7.

EMPIRE STATE BUILDING ASSOCIATES L.L.C.

(A Limited Liability Company)

QUARTERLY RESULTS OF OPERATIONS (Continued)

Three Months Ended

	March 31,	June 30,	September 30,	December 31,
	2003	2003	2003	2003
Consolidated Income Data:

Minimum net, basic rent income	$1,504,687	$1,504,688	$1,504,688	$ 1,504,687
Additional rent income	-	-	-	6,802,295
Dividend and interest income	37,543	13,408	10,337	9,193
Total revenues	1,542,230	1,518,096	1,515,025	8,316,175

Interest on mortgage	983,125	994,049	1,004,973	1,004,971
Supervisory services	39,854	39,854	39,855	323,220
Depreciation of building	249,566	249,566	249,566	249,566
Amortization of financing costs	44,907	44,907	44,907	44,907
Fees and miscellaneous	5,304	11,144	13,230	6,290
Total expenses	1,322,756	1,339,520	1,352,531	1,628,954
Net income	$ 219,474	$ 178,576	$ 162,494	$ 6,687,221

Earnings per $10,000 participation unit, based on 3,300 participation units outstanding during each period	$ 67	$ 54	$ 49	$ 2,026

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

SIGNIFICANT ACCOUNTING POLICIES AND ESTIMATES

The Securities and Exchange Commission ("SEC") issued disclosure guidance for "Critical Accounting Policies". The SEC defines Critical Accounting guidance for Critical Accounting Policies as those that require the application of Management's most difficult, subjective, or complex judgments, often because of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods.

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, the preparation of which takes into account estimates based on judgments and assumptions that affect certain amounts and disclosures. Accordingly, actual results could differ from these estimates. The accounting policies and estimates used and outlined in Note 2 to our consolidated financial statements, which are presented elsewhere in this annual report, have been applied consistently as at December 31, 2003 and 2002, and for the years ended December 31, 2003, 2002 and 2001. We believe that the following accounting policies or estimates require the application of Management's most difficult, subjective, or complex judgments:

Valuation of Long-Lived Assets: Registrant periodically assesses the carrying value of long-lived assets whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. When Registrant determines that the carrying value of long-lived assets may be impaired, the measurement of any impairment is based on a projected discounted cash flows method determined by Registrant's management. While we believe our discounted cash flow methods are reasonable, different assumptions regarding such cash flows may significantly affect the measurement of impairment.

Revenue Recognition: Basic rent and additional rent, which is based on the lessee's annual net income as defined in the lease, are recognized when earned. Before Registrant can recognize revenue, it is required to assess, among other things, its collectibility. If we incorrectly determine the collectability of revenue, our net income and assets could be overstated.

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

The supervisory services provided to Registrant by Supervisor include, but are not limited to, providing or coordinating counsel services to Registrant, maintaining all of its entity and Participant records, performing physical inspections of the Building, reviewing insurance coverage, conducting annual supervisory review meetings, receipt of monthly rent from Sublessee, payment of monthly and additional distributions to the Participants, payment of all other disbursements, confirmation of the payment of real estate taxes, and active review of financial statements submitted to Registrant by Sublessee and financial statements audited by and tax information prepared by Registrants' independent public accountant, and distribution of such materials to the Participants. Supervisor also prepares quarterly, annual and other periodic filings with the Securities and Exchange Commission and applicable state authorities.

Registrant pays Supervisor for other services at hourly rates.

Registrant's results of operations are affected primarily by the amount of rent payable to it under the Sublease. The amount of Overage Rent payable to Registrant is affected by the New York City economy and real estate market.

As compared with the prior year, a decrease in Overage Rent earned in any year reduces the distributions made to the Participants in the following year and the expenditure for supervisory services. Reductions in the amount of Overage Rent paid to Registrant in the future will not have any other impact on Registrant. See paragraph 1 of Item 7 hereof and Notes 3, 4, 5, and 87 of the Notes.

The following summarizes the material factors affecting Registrant's results of operations for the three preceding years:

(a) Total income decreased for the year ended December 31, 2003 as compared with the year ended December 31, 2002. Such decrease was the result of a decrease in Overage Rent received by Registrant in 2003 and a decrease in dividend and interest income earned as compared with the year ended December 31, 2002. Total income decreased for the year ended December 31, 2002 as compared with the year ended December 31, 2001. Such decrease was the result of a decrease in Overage Rent in the year 2002 and a decrease in dividend and interest income earned as compared with the year ended December 31, 2001. See Note 3 of the Notes.

(b) Total expenses increased for the year ended December 31, 2003 as compared with the year ended December 31, 2002. Such increase is the net result of an increase in interest expense on the mortgage, depreciation on the building and amortization of financing costs and a decrease in additional payment for supervisory services and professional fees as compared with the year ended December 31, 2002. Total expenses increased for the year ended December 31, 2002 as compared with the year ended December 31, 2001. Such increase is the net result of the incurrence of interest expense on the mortgage, depreciation on the building and amortization of financing costs and a decrease in additional payment for supervisory services and professional fees as compared with the year ended December 31, 2001.

During 2003, fees of $18,281 were paid to the firm of Wien & Malkin LLP, a related party.

Liquidity and Capital Resources

Registrant's liquidity has decreased at December 31, 2003 as compared to December 31, 2002 as a result of a decrease in the amount of overage rent earned in 2003. Registrant may from time to time establish a reserve for contingent or unforeseen liabilities.

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

Based on Sublessee's review of the need for upgrades and improvements to the property, it is projected by Sublessee that improvement costs of approximately $10,500,000 will be incurred in 2004.

The Sublessee anticipates that the costs of improvements to be incurred will reduce Overage Rent during the year 2004 but should have no effect on the payment of Basic Rent.

Item 8. Financial Statements and Supplementary Data.

The financial statements, together with the accompanying reports by J.H.Cohn LLP and McGrath, Doyle & Phair, immediately following, are being filed in response to this item.

Item 9. Disagreements on Accounting and Financial Disclosure.

Not applicable.

Item 9a. Controls and Procedures.

    Evaluation of disclosure controls and procedures. The person(s) who functions in the capacity of Registrant's chief executive officer and Registrant's chief financial officer, after evaluating the effectiveness of Registrant's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period have concluded that Registrant's disclosure controls and procedures were adequate and designed to ensure that material information relating to Registrant would be made known to them by others within those entities on a timely basis.

    Changes in internal controls over financial reporting. There were no changes in Registrant's internal controls over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to affect, the Registrant's internal controls over financial reporting.

PART III

Item 10. Directors and Executive Officers of Registrant.

Registrant has no directors or officers or any other centralization of management. There is no specific term of office for any Agent. The table below sets forth as to each Member as of December 31, 2003 the following: name, age, nature of any family relationship with any other Agent, business experience during the past five years and principal occupation and employment during such period, including the name and principal business of any corporation or any organization in which such occupation and employment was carried on and the date such individual became an Agent:

Name	Age	Nature of Family Relationship	Business Experience	Principal Occupation and Employment	Date Individual became an agent
Peter L. Malkin	70	Father of Anthony E. Malkin	Real Estate Supervision	Senior Partner and Chairman Wien& Malkin LLP	1961
Anthony E. Malkin	41	Son of Peter L. Malkin	Real Estate Supervision and Management	Senior Director of Supervisory Services of Wien & Malkin LLP and President of W&M Properties, L.L.C.	2001
Thomas N. Keltner, Jr.	57	None	Real Estate Supervision	Partner Wien & Malkin LLP	1998

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

No remuneration was paid during the current fiscal year ended December 31, 2003 by Registrant to any of the Agents as such. Registrant pays Supervisor, for supervisory services and disbursements, fees of $159,417 per annum plus 6% of all sums distributed to the Participants in excess of 9% per annum on their original cash investment. Pursuant to such arrangements described herein, Registrant incurred supervisory fees during 2003 totaling $442,783 (consisting of $159,417 as an annual basic payment for supervisory services and $283,366 as an additional payment for supervisory services) for supervisory services rendered during the fiscal year ended December 31, 2003. See Item 7 hereof. As noted in Items 1 and 10 of this report, all of the Agents hold senior positions at Supervisor.

Item 12. Security Ownership of Certain Beneficial Owners

and Management.

    Registrant has no voting securities. See Item 5 hereof. At December 31, 2003, no person owned of record or was known by Registrant to own beneficially more than 5% of the outstanding Participations.

    At December 31, 2003, the Agents (see Item 10 hereof) beneficially owned, directly or indirectly, the following Participations:

Title of Class	Name & Address of Benefical Owners	Amount of Beneficial Ownership	Percent of Class
Participations in Partnership Interest	Anthony E. Malkin 60 East 42nd Street New York, N.Y. 10165	$23,333	.07071%
	Thomas N. Keltner, Jr. 60 East 42nd Street New York, N.Y. 10165	$5,000	. 0152%

  At such date, certain of the Agents (or their respective spouses) held additional Participations as follows:

  Peter L. Malkin owned of record as trustee or co-trustee but not beneficially, $457,500 of Participations. Mr. Malkin disclaims any beneficial ownership of such Participations.

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

(c) Not applicable.

(d) Not applicable.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

PRINCIPAL ACCOUNTING FEES AND SERVICES

The fees paid by Registrant and Wien & Malkin LLP, the Agent of Registrant, to J.H. Cohn LLP for professional services for the years ended December 31, 2003 and December 31, 2002 were as follows:

Fee Category 2003 2002

Audit Fees $41,850 $33,850

Audit-Related Fees 6,350 13,625

Tax Fees 4,000 4,000

All Other Fees 450 8,800

Total Fees $52,650 $60,275

Audit Fees. Consist of fees billed for professional services rendered for the audit of

Registrant's consolidated financial statements and review of the interim financial statements included in quarterly reports.

Audit-Related Fees. Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of Registrant's consolidated financial statements and are not reported under "Audit Fees." In 2003, these services include accounting consultation, review of Sarbanes-Oxley requirements as they pertain to Registrant and other audit-related services.

Tax Fees. Consists of fees billed for professional services for tax compliance, tax advice and preparation of tax returns.

All Other Fees. In 2003 and 2002, these services include filing of Federal tax returns electronically and application of special procedures in connection with the September 14, 2001 Consent Solicitation of the members in Registrant.

POLICY ON AUDIT COMMITTEE PRE-APPROVAL OF AUDIT SERVICES

AND PERMISSIBLE NON-AUDIT SERVICES OF INDEPENDENT AUDITORS

Registrant has no audit committee as such. Registrant's policy is to pre-approve all audit and permissible non-audit services performed by the independent public accountants. These services may include audit services, audit related services, tax services and other services. For audit services, the independent auditor provides an engagement letter in advance of the services provided, outlining the scope of the audit and related audit fees. If agreed to by Registrant, this engagement letter is formally accepted by Registrant.

For all services, Registrant's senior management submits from time to time to the Agents of Registrant for approval services that it recommends the Registrant engage the independent auditor to provide for the fiscal year. In addition, the Agents of Registrant pre-approve specific non-audit services that the independent auditor can provide from time-to-time during the year. All fee proposals for those non-audit services must be approved in advance in writing by the Chief Financial Officer of Registrant. The Agents of Registrant will be informed routinely as to the non-audit services actually provided by the independent auditor pursuant to this pre-approval process.

Item 15. Exhibits, Financial Statement Schedules and

Reports on Form 10-K.

(a)(1) Financial Statements:

Independent Accountant's Report of J.H. Cohn LLP, dated March 1, 2004.

Consolidated Balance Sheets at December 31, 2003 and at December 31, 2002 (Exhibit A).

Consolidated Statements of Income for the fiscal years ended December 31, 2003, 2002, and 2001 (Exhibit B).

Consolidated Statement of Members' Equity for the fiscal year ended December 31, 2003 (Exhibit C-1).

Consolidated Statement of Members' Equity for the fiscal year ended December 31, 2002 (Exhibit C-2).

Consolidated Statement of Members' Equity for the fiscal year ended December 31, 2001 (Exhibit C-3).

Consolidated Statements of Cash Flows for the fiscal years ended December 31, 2003, 2002 and 2001 (Exhibit D).

Notes to Consolidated Financial Statements for the fiscal years ended December 31, 2003, 2002 and 2001.

Consent of McGrath, Doyle & Phair, Certified Public Accountants, dated March 30, 2004.

Accountant's Comparative Combined Statement of Income (Sublessee) of McGrath, Doyle & Phair, Certified Public Accountants, dated March 30, 2004.

(2) Financial Statement Schedules:

List of Omitted Schedules.

Real Estate and Accumulated Depreciation - December 31, 2003 (Schedule III).

    Exhibits: See Exhibit Index.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

The individual signing this report on behalf of Registrant is Attorney-in-Fact for Registrant and each of the Members in Registrant, pursuant to Powers of Attorney, dated October 13, 2003 (collectively, the "Power").

EMPIRE STATE BUILDING ASSOCIATES L.L.C.

(Registrant)

By /s/ Mark Labell

Mark Labell, Attorney-in-Fact

Date: April 19, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person as Attorney-in-Fact for each of the Members in Registrant, pursuant to the Power, on behalf of Registrant and as a Member in Registrant on the date indicated.

By /s/ Mark Labell

Mark Labell, Attorney-in-Fact*

Date: April 19, 2004

_________________________________

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

Date: April 19, 2004

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

Date: April 19, 2004

By /s/ Mark Labell

Name: Mark Labell

Title: Senior Member of Financial/Accounting Staff of Wien & Malkin LLP, Supervisor of Empire State Building Associates L.L.C.

EXHIBIT INDEX

Number Document Page*

3 (a)

Registrant's Partnership Agreement dated July 11, 1961, filed as Exhibit No. 1 to Registrant's Registration Statement on Form S-1 as amended (the "Registration Statement") by letter dated August 8, 1962 and assigned File No. 2-18741, is incorporated by reference as an exhibit hereto.

3 (b)

Amended Business Certificate of Registrant Filed with the Clerk of New York County on August 7, 1998 reflecting a change in the Partners of Registrant which was filed as Exhibit 3(b) to Registrant's 10-Q-A for the quarter ended September 30, 1998 and is incorporated by reference as an exhibit hereto.

3 (c)	Registrant's Consent and Operating Agreement dated as of September 30, 2001
3 (d)	Certificate of Conversion of Registrant to a limited liability company dated October 1, 2001 filed with the New York Secretary of State on October 3, 2001.
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

Powers of Attorney dated October 13, 2003 between the Partners of Registrant and Mark Labell which was filed as Exhibit 24 to Registrant's 10-Q for the quarter ended September 30, 2003 and is incorporated herein by reference.

31.1	Certification of Mark Labell, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

EXHIBIT INDEX (cont.)

Number Document Page*

31.2	Certification of Mark Labell, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Mark Labell, Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Mark Labell, Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

____________________________________________

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

    the Annual Report on Form 10-K of Registrant for the period ended December 31, 2003(the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934(15 U.S.C.78m or 78o(d)); and

    the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Registrant.

Dated: April 19, 2004

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

    the Annual Report on Form 10-K of Registrant for the period ended December 31, 2003(the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934(15 U.S.C.78m or 78o(d)); and

    the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Registrant.

Dated: April 19, 2004

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

[JH COHN LLP]

INDEPENDENT ACCOUNTANTS' REPORT

To the participants in Empire State Building Associates L.L.C.

(a Limited Liability Company)

New York, N. Y.

We have audited the accompanying consolidated balance sheets of Empire State Building Associates L.L.C. ("Associates") as of December 31, 2003 and 2002, and the related consolidated statements of income, members' equity and cash flows for each of the three years in the period ended December 31, 2003, and the supporting financial statement schedule as contained in Item 15(a)(2) of this Form 10-K. These consolidated financial statements and schedule are the responsibility of Associates' management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Empire State Building Associates L.L.C. as of December 31, 2003 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America, and the related financial statement schedule, when considered in relation to the basic financial statements, presents fairly, in all material respects, the information set forth therein.

J.H.Cohn LLP

New York, N. Y.

March 1, 2004

EXHIBIT A

EMPIRE STATE BUILDING ASSOCIATES L.L.C.

(A Limited Liability Company)

CONSOLIDATED BALANCE SHEETS

A S S E T S

	December 31,
	2003	2002
Current assets:
Cash and cash equivalents (Note 12):
JPMorgan Chase Bank	$ 35,638	$ 34,526
North Fork Bank (restricted cash re: mortgage interest)	865,392	883,620
Distribution account held by Wien & Malkin LLP	324,111	324,111
Fidelity U.S. Treasury Income Portfolio	9,632,675	16,358,165
	10,857,816	17,600,422
Additional rent due from Empire State
Building Company L.L.C., a related party	802,295	1,476,008

Receivable from participants re: NYS estimated tax	258,242	-

TOTAL CURRENT ASSETS	11,918,353	19,076,430

Real estate (Notes 2b and 6):
Building:
Empire State Building, 350 Fifth Avenue, New York, N. Y	38,933,801	38,933,801
Less: Accumulated depreciation	1,706,470	708,206
	37,227,331	38,225,595
Land	21,550,588	21,550,588
TOTAL REAL ESTATE	58,777,919	59,776,183
Other assets:
Mortgage financing costs (Note 2c)	1,796,287	1,796,287
Less: accumulated amortization	306,865	127,237
TOTAL OTHER ASSETS	1,489,422	1,669,050

TOTAL ASSETS	$72,185,694	$80,521,663

LIABILITIES AND MEMBERS' EQUITY

Current liabilities:
Accrued supervisory services, to a related party (Note 5)	$ 283,366	$ 718,669
Accrued mortgage interest	338,632	338,632
TOTAL CURRENT LIABILITIES	621,998	1,057,301
Long-term liabilities:
Bonds, mortgages and similar debt:
First mortgage payable (Note 6)	60,500,000	60,500,000
TOTAL LIABILITIES	61,121,998	61,557,301

Contingencies (Note 11)
Members' equity (Exhibit C)	11,063,696	18,964,362
TOTAL LIABILITIES AND MEMBERS' EQUITY	$72,185,694	$80,521,663

See accompanying notes to consolidated financial statements.

EXHIBIT B

EMPIRE STATE BUILDING ASSOCIATES L.L.C.

(A Limited Liability Company)

CONSOLIDATED STATEMENTS OF INCOME

Year ended December 31,
	2003	2002	2001
Revenues:
Rent income, from a related party (Note 3)	$12,821,045	$20,494,758	$32,091,252
Miscellaneous income (Note 10)	-	-	1,660,904
Dividend and interest income	70,481	152,081	248,948
	12,891,526	20,646,839	34,001,104

Expenses:
Leasehold rent (Note 4)	-	581,998	1,970,000
Interest on mortgage (Note 6)	3,987,118	2,829,215	-
Supervisory services, to a related party (Note 5)	442,783	878,083	1,633,885
Depreciation of building	998,264	708,206	-
Professional fees and miscellaneous, including amounts to a related party(Note 10) party (Note 10)	35.968	63,999
Amortization of financing costs	179,628	127,237	-
Amortization of leasehold (Note 2b)	-	60,803	208,468
Total expenses	5,643,761	5,249,541	4,488,613
NET INCOME, CARRIED TO MEMBERS' EQUITY (NOTE 9)	$ 7,247,765	$15,397,298	$29,512,491
Earnings per $10,000 participation unit, based on 3,300 participation units outstanding during each year	$ 2,196	$ 4,666	$ 8,943

See accompanying notes to consolidated financial statements.

EXHIBIT C-2

EMPIRE STATE BUILDING ASSOCIATES L.L.C.

(A Limited Liability Company)

CONSOLIDATED STATEMENT OF MEMBERS' EQUITY

YEAR ENDED DECEMBER 31, 2002

Members'			Members'
Equity			Equity
January 1,	Share of		December 31,
2002	net income	Distributions	2002

Anthony E. Malkin Group	$10,185,466	$5,132,433	$8,996,444	$6,321,455

Thomas N. Keltner, Jr. Group	10,185,465	5,132,433	8,996,444	6,321,454

Peter L. Malkin Group	10,185,466	5,132,432	8,996,445	6,321,453
	$30,556,397	$15,397,298	$26,989,333	$18,964,362

See accompanying notes to consolidated financial statements.

EXHIBIT C-3

EMPIRE STATE BUILDING ASSOCIATES L.L.C.

(A Limited Liability Company)

CONSOLIDATED STATEMENT OF MEMBERS' EQUITY

YEAR ENDED DECEMBER 31, 2001

Members'			Members'
Equity			Equity
January 1,	Share of		December 31,
2001	net income	Distributions	2001

Anthony E. Malkin Group (formerly Richard A. Shapiro Group)	$6,048,366	$9,837,497	$5,700,397	$10,185,466

Thomas N. Keltner, Jr. Group	6,048,365	9,837,497	5,700,397	10,185,465

Peter L. Malkin Group	6,048,366	9,837,497	5,700,397	10,185,466
	$18,145,097	$29,512,491	$17,101,191	$30,556,397

See accompanying notes to consolidated financial statements.

EXHIBIT C-1

EMPIRE STATE BUILDING ASSOCIATES L.L.C.

(A Limited Liability Company)

CONSOLIDATED STATEMENT OF MEMBERS' EQUITY

YEAR ENDED DECEMBER 31, 2003

Members'			Members'
Equity'			Equity
January 1,	Share of		December 31,
2003	net income	Distributions	2003

Anthony E. Malkin Group	$6,321,455	$2,415,922	$5,049,477	$3,687,900

Thomas N. Keltner, Jr. Group	6,321,454	2,415,922	5,049,477	3,687,899

Peter L. Malkin Group	6,321,453	2,415,921	5,049,477	3,687,897
	$18,964,362	$ 7,247,765	$15,148,431	$11,063,696

See accompanying notes to consolidated financial statements.

EXHIBIT D

EMPIRE STATE BUILDING ASSOCIATES L.L.C.

(A Limited Liability Company)

CONSOLDIATED STATEMENTS OF CASH FLOWS

Year Ended December 31,
2003	2002	2001
Cash flows from operating activities:
Net income	$ 7,247,765	$ 15,397,298	$ 29,512,491
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of leasehold	-	60,803	208,468
Amortization of financing costs	179,628	127,237	-
Depreciation of building	998,264	708,206	-
Changes in operating assets and liabilities:
Additional rent due from Empire State Building Company L.L.C., a related party	673,713	(1,403,506)	2,511,260
Deferred charges	-	110,050	(110,050)
Accrued supervisory services, to a related party	(453,303)	(755,799)	631,158
Accrued professional fees, to a related party	-	(316,804)	(1,537,761)
Accrued mortgage interest	-	338,632	-
Prepaid rent	-	23,831	-
Net cash provided by operating activities	8,664,067	14,289,948	31,215,566

Cash flows from investing activities:
Purchase of real estate	-	(58,252,022)	-
Net cash used in investing activities	-	(58,252,022)	-

Cash flows from financing activities:
Change in receivable from participants	(258,242)	-	-
Proceeds from mortgage payable	-	60,500,000	-
Payment of mortgage financing costs	-	(1,796,287)	-
Cash distributions	(15,148,431)	(26,989,333)	(17,101,191)
Net cash provided by (used in) financing activities	(15,406,673)	31,714,380	(17,101,191)

Net increase (decrease)in cash and cash equivalents	(6,742,606)	(12,247,694)	14,114,375
Cash and cash equivalents, beginning of year	17,600,422	29,848,116	15,733,741
CASH AND CASH EQUIVALENTS,
END OF YEAR	$ 10,857,816	$ 17,600,422	$ 29,848,116
Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$ 3,987,118	$ 2,490,583	-

See accompanying notes to consolidated financial statements.

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

3. Related Party Transactions - Rent Income

Rent income for the years ended December 31, 2003, 2002 and 2001 totaling $12,821,045, $20,494,758 and $32,091,252, respectively, consists of the minimum annual rent plus additional rent under an operating sublease dated December 27, 1961, as modified February 15, 1965, with Company (the "Sublessee"), as follows:

Year ended December 31
2003	2002	2001

Minimum net basic rent	$ 6,018,750	$ 6,018,750	$ 6,018,750
Additional rent earned	6,802,295	14,476,008	26,072,502
	$12,821,045	$20,494,758	$32,091,252

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

(A Limited Liability Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

5. Related Party Transactions - Supervisory Services

Supervisory services (including disbursements and cost of regular accounting services) during the years ended December 31, 2003, 2002 and 2001, totaling $442,783, $878,083 and $1,633,885, respectively, represent fees incurred by the firm of Wien & Malkin LLP. Some members of that firm are members in Associates.

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

The estimated fair value of Associates' mortgage debt, based on available market information or other appropriate valuation methodologies, was $64,400,000 and $64,700,000 at December 31, 2003 and 2002, respectively.

7. Number of Participants

There were approximately 2,675 participants in the participating groups at December 31, 2003, 2002 and 2001.

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

(A Limited Liability Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

9. Distributions and Amount of Income per $10,000 Participation Unit

Distributions per $10,000 participation unit during the years 2003, 2002 and 2001 based on 3,300 participation units outstanding during each year, consisted of the following:

	Year ended December 31
	2003	2002	2001
Income	$2,196	$4,666	$5,182
Return of capital	2,394	3,513	-
TOTAL DISTRIBUTIONS	$4,590	$8,179	$5,182

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

The accompanying statements of income reflect legal fees paid or owed to Wien & Malkin LLP, a related party (Note 5), as follows:

2003	2002	2001

Reimbursement owing to Agents of their legal and accounting expenses relating to suit by Julien Studley	$ -	$ -	$120,009
Other payments made or accrued	-	14,935	392,809
	$	$ 14,935	$512,818

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

The original action was commenced in June 1997 and was referred to arbitration. The March 30, 2001 decision of the Arbitrators, which was confirmed by the court, (i) reaffirms the right of the investors in the lessee to vote to terminate Helmsley-Spear, Inc. without cause, (ii) dismisses Helmsley-Spear, Inc.'s claims against Wien & Malkin LLP and Peter L. Malkin, and (iii) rejects the termination of Helmsley-Spear, Inc. for cause. The parts of the decision under appeal were initially affirmed by the Appellate Division, and the New York Court of Appeals declined to review such ruling. On October 6, 2003, the United States Supreme Court granted Wien & Malkin's petition, vacated the judgement of the Appellate Division and remanded the case to the New York court for further consideration of the issues raised by Wien & Malkin's appeal.

In January 1998, Irving Schneider, who is one of the controlling principals of Helmsley-Spear and has no record or beneficial interest in Associates, brought litigation against Associates' supervisor, Wien & Malkin, and member, Peter L. Malkin, claiming misconduct and seeking damages and disqualification from performing services for Associates. In March 2002, the court dismissed Mr. Schneider's claims. Mr. Schneider has appealed this dismissal. Wien & Malkin and Mr. Malkin are defending against these claims.

12. Concentration of Credit Risk

Associates maintains cash balances in two banks, a money market fund (Fidelity U.S. Treasury Income Portfolio) and a distribution account held by Wien & Malkin LLP. The balance in each bank is insured by the Federal Deposit Insurance Corporation up to $100,000, and at December 31, 2003 there was an uninsured balance of approximately $765,000. The cash in the money market fund and the distribution account held by Wien & Malkin are not insured. The funds held in the distribution account were paid to the participants on January 1, 2004.

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

December 31, 2003

Column

A Description Land and building situated

at 350 Fifth Avenue, New York, New York.

B Encumbrances -

North Fork Bank

Balance at December 31, 2003 $60,500,000

C Initial cost to company

Land and building $60,484,389

D Cost capitalized subsequent to acquisition None

E Gross amount at which carried at

close of period (See Note 2 of Notes to Consolidated Financials Statements)

Land $21,550,588

Building 38,933,801

Total $60,484,389(a)

F Accumulated depreciation $ 1,706,470(b)

G Date of construction 1931

H Date acquired April 17, 2002

I Life on which depreciation of building in

latest income statements is computed 39 years

  Gross amount of real estate

Balance at January 1, 2003 $60,484,389

Purchase of real estate:

F/Y/E 12/31/03 -

Balance at December 31, 2003 $60,484,389

The costs for federal income tax purposes are the same

as for financial statement purposes.

(b) Accumulated depreciation

Balance at January 1, 2003 $ 708,206

Depreciation:

F/Y/E 12/31/03 998,264

Balance at December 31, 2003 $ 1,706,470