Form 10-Q
period 2004-06-30
EMPIRE STATE BUILDING ASSOCIATES
filed 2004-08-20
CIK 32776

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

(Unaudited)

For the Three Months For the Six Months

Ended June 30, Ended June 30,

2004 2003 2004 2003

Income:
Rent income, from a related
party (Note C)	$1,504,688	$1,504,688	$3,009,375	$3,009,375
Dividend income	9,356	11,081	26,273	48,094
Interest income	1,679	2,327	2,018	2,857
Miscellaneous income	15	15	0	75
Total income	1,515,738	1,518,111	3,037,666	3,060,401
Expenses:
Interest on mortgage (Note B)	994,049	994,049	1,988,097	1,977,173
Supervisory services, to a related party (Note D)	39,854	39,854	79,708	79,708
Depreciation of building (Note B)	249,566	249,566	499,131	499,131
Amortization of refinancing costs (Note B)	44,907	44,907	89,814	89,814
Fees, including amounts to a related party (Note E)	0	10,854	2,296	16,116
Miscellaneous	0	305	0	408
Total expenses	1,328,376	1,339,535	2,659,046	2,662,350
Net income	$ 187,362	$ 178,576	$378,620	$398,051
Earnings per $10,000 Participation unit, based on 3,300 participation units outstanding during the period	$ 56.78	$ 54.11	$ 114.73	$ 120.62
Distributions per $10,000 Participation unit consisted of the following:
Income	$ 56.78	$ 54.11	$ 114.73	$ 120.62
Return of capital	237.88	240.55	1,819.84	3,880.52
Total distributions	$ 294.66	$ 294.66	$ 1934.57	$ 4,001.14

At June 30, 2004 and 2003, there were $33,000,000 of participation units outstanding.

See notes to condensed consolidated financial statements.

Empire State Building Associates L.L.C.

Condensed Consolidated Balance Sheets

(Unaudited)

Assets	June 30, 2004	December 31, 2003
Current assets
Cash	$ 690,444	$ 359,749
Restricted cash re: mortgage interest (Note C)	1,502,003	865,392
Fidelity U.S. Treasury Income Portfolio	3,970,644	9,632,675
	6,163,091	10,857,816
Receivable from participants re:
NYS estimated tax	44,463	258,242
Additional rent due from Empire State Building Company L.L.C., a related party	-0-	802,295

Total current assets	6,207,554	11,918,353
Mortgage financing costs	1,796,287	1,796,287
Less, accumulated amortization	396,680	306,865
	1,399,607	1,489,422
Real Estate (Note B)
Land	21,550,588	21,550,588

Building	38,933,801	38,933,801
Less, accumulated depreciation	2,205,601	1,706,470
	36,728,200	37,227,331
Total Real Estate	58,278,788	58,777,919

Total assets	$65,885,949	$72,185,694

Liabilities and Members' Equity
Current liabilities:
Accrued supervisory services, to a related party	$ -0-	$ 283,366
Accrued interest payable (Note B)	327,708	338,632

Total current liabilities	327,708	621,998
Long term debt (Note B)	60,500,000	60,500,000

Total liabilities	60,827,708	61,121,998

Empire State Building Associates L.L.C.

Condensed Consolidated Balance Sheets

(Unaudited)

(CONTINUED)

	June 30, 2004	December 31, 2003
Members' equity:
Members' equity January 1,	$11,063,696	$18,964,362
Add, Net income:
January 1, 2004 through June 30, 2004	378,620	-0-
January 1, 2003 through December 31, 2003	-0-	7,247,765
	11,442,316	26,212,127
Less, Distributions:
Monthly distributions:
January 1, 2004 through June 30, 2004	1,944,666	-0-
January 1, 2003 through December 31, 2003	-0-	3,889,333
Additional distribution on March 2, 2004	4,439,409	-0-
Additional distribution on March 5, 2003	-0-	11,259,098

Total distributions	6,384,075	15,148,431

Members' equity:
June 30, 2004	5,058,241	-0-
December 31, 2003	-0-	11,063,696

Total liabilities and members'equity
June 30, 2004	$65,885,949
December 31, 2003		$72,185,694

See notes to condensed consolidated financial statements.

Empire State Building Associates L.L.C.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

January 1, 2004 January 1, 2003

through through

June 30, 2004 June 30, 2003

Cash flows from operating activities:
Net income	$ 378,620	$ 398,051
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of building	499,131	499,131
Amortization of financing costs	89,814	89,814
Change in additional rent due from sublessee	802,295	1,476,008
Change in accrued interest payable	(10,924)	(10,924)
Change in accrued supervisory services	(283,366)	(718,669)

Net cash provided by operating activities	1,475,570	1,733,411

Cash flows from investing activities:
Change in receivable from participants	213,780	-0-

Net cash provided by investing activities	213,780	-0-
Cash flows from financing activities:
Cash distributions	(6,384,075)	(13,203,765)

Net cash used in financing activities	(6,384,075)	(13,203,765)
Net decrease in cash and cash equivalents	(4,694,725)	(11,470,354)

Cash and cash equivalents,
beginning of period	10,857,816	17,600,422
Cash and cash equivalents, end of period	$6,163,091	$ 6,130,068
Cash paid for:
Interest	$1,999,021	$ 1,988,097

See notes to condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements (unaudited)

Note A Organization and Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of Registrant as of June 30, 2004, its results of operations and cash flows for the six months ended June 30, 2004 and 2003 and its changes in Members' equity for the six months ended June 30, 2004. Information included in the condensed balance sheet as of December 31, 2003 has been derived from the audited balance sheet included in Registrant's Form 10-K for the year ended December 31, 2003 (the "10-K") previously filed with the Securities and Exchange Commission (the "SEC"). Pursuant to rules and regulations of the SEC, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from these consolidated financial statements unless significant changes have taken place since the end of the most recent fiscal year. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto and the other information contained in the 10-K. The consolidated results of operations for the six months ended June 30, 2004 are not necessarily indicative of the results to be expected for the full year.

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

Note B Purchase of Fee Title to The Empire State Building and Land Thereunder, Mortgage Debt, and related Depreciation and Amortization

Through April 16, 2002, Registrant owned the tenant's interest in a master operating leasehold (the "Master Lease") of the Empire State Building (the "Building"), located at 350 Fifth Avenue, New York, New York. On April 17, 2002, Registrant acquired, through a wholly-owned limited liability company (Empire State Land Associates L.L.C.), the fee title to the Building, and the land thereunder (the "Land") (together, the "Real Estate"), at a price of $57,500,000, and obtained a $60,500,000 first mortgage with North Fork Bank (the "Mortgage") to finance the acquisition and certain related costs.

The Real Estate was originally carried in the financial statements at a total cost of $60,484,389, consisting of $57,500,000 for the purchase price paid to the seller, $752,022 for acquisition costs, and $2,232,367 representing the unamortized balance of the cost of the Master Lease on the date the Real Estate was acquired. The cost of the Land is estimated to be 35.63% of the total cost of the Real Estate, and the Building, 64.37%. Under the terms of the contract of sale, the deed contains language to avoid the merger of the fee estate and the leasehold, although on a consolidated financial statement basis the Registrant incurred no leasehold rent expense after acquiring the Real Estate.

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

Cash at June 30, 2004 includes a money market account held at North Fork Bank pursuant to the terms of the Mortgage, to be used monthly to satisfy a portion ($166,167) of Registrant's mortgage interest obligation. On April 6, 2004, Registrant deposited an additional $2,000,000 into this restricted account under the same conditions and will continue to do so annually thereafter.

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

Sublessee is a New York limited liability company in which Peter L. Malkin is a member, and entities for Peter L. Malkin's family members are among the beneficial owners.

Note D Supervisory Services

Registrant pays Supervisor for supervisory services and disbursements. The supervisory fees are $159,417 per annum (the "Basic Payment") plus an additional payment of 6% of all distributions to Participants in any year in excess of the amount representing a return of 9% per annum on their remaining original cash investment in any year ("Additional Payment"). At June 30, 2004, such remaining cash investment was $33,000,000, representing the original cash investment of the Participants in Registrant.

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

Pursuant to the fee arrangements described herein, Registrant paid Supervisor $79,708 of the Basic Payment for supervisory services for the six month period ended June 30, 2004. No remuneration was paid during the six month period ended June 30, 2004 by Registrant to any of the Members as such.

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

As of June 30, 2004, the Members owned of record and beneficially an aggregate of $28,333 of participations in Registrant, representing less than 1% of the currently outstanding participations therein totaling $33,000,000.

In addition, as of June 30, 2004 certain of the Members held additional Participations as follows:

Entities for the benefit of members of Peter L. Malkin's family owned of record and beneficially $607,916 of Participations. Peter L. Malkin disclaims any beneficial ownership of such Participations, except that related trusts are required to complete scheduled payments to Peter L. Malkin.

Peter L. Malkin owned of record as trustee or co-trustee, but not beneficially, $457,501 of Participations. Peter L. Malkin disclaims any beneficial ownership of such Participations.

Anthony E. Malkin owned of record as trustee or co-trustee, but not beneficially, $35,833 of Participations. Anthony E. Malkin disclaims any beneficial ownership of such Participations.

Note E. Special Fees

During the six months ended June 30, 2004, fees of $1,695 were paid to Wien & Malkin LLP for expenses in connection with the Schneider litigation.

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

Financial Condition and Results of Operations

At the time of its organization, Registrant acquired the Master Lease of the Property subject to the Sublease. Basic Rent received by Registrant was used to pay annual rent due under the Master Lease and the Basic Payment and a portion of the Additional Payment for supervisory services; the balance of such Basic Rent was distributed to the Participants. Currently, Basic Rent received by Registrant is used to pay the Basic Payment, a portion of the Additional Payment for supervisory services, and a portion of debt service on the new mortgage; the balance of such Basic Rent is distributed to the Participants. Overage Rent and any interest and dividends accumulated thereon are distributed to the Participants after the Additional Payment is made to Supervisor. See Note C of Item 1 above. Pursuant to the Sublease, Sublessee has assumed responsibility for the condition, operation, repair, maintenance and management of the Property. Registrant is not required to maintain liquid assets to defray any operating expenses of the Property.

Registrant does not pay dividends. During the six month period ended June 30, 2004 Registrant made regular monthly distributions of $98.21 for each $10,000 participation ($1,178.52 per annum for each $10,000 participation). There are no restrictions on Registrant's present or future ability to make distributions; however, the amount of such distributions, particularly distributions of Overage Rent, depends on the ability of Sublessee to make payments of Basic Rent and Overage Rent to Registrant in accordance with the terms of the Sublease. Registrant expects to make distributions in the future so long as it receives the payments provided for under the Sublease. See Note C.

Registrant's results of operations are affected primarily by the amount of rent payable to it under the Sublease. The amount of Overage Rent payable to Registrant is affected by the New York City economy and real estate market.

Total income decreased for the six-month period ended June 30, 2004 as compared with the six-month period ended June 30, 2003. The decrease was the result of a decrease in dividend and interest income during the current period as compared with the six- month period ended June 30, 2003.

Total expenses decreased for the six-month period ended June 30, 2004, as compared with the six-month period ended June 30, 2003. Such decrease is the net result of an increase in interest on the mortgage and a decrease in fees during the six-month period ended June 30, 2004, as compared with the six-month period ended June 30, 2003.

Liquidity and Capital Resources

Registrant's liquidity has not significantly changed for the six-month period ended June 30, 2004, as compared with the six-month period ended June 30, 2003. Registrant may from time to time establish a reserve for contingent or unforeseen liabilities.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

The Property of Registrant ("Associates") is the subject of the following pending litigation:

Wien & Malkin LLP and Peter L. Malkin, a member of Sublessee, have been engaged in a proceeding with Helmsley-Spear, Inc. commenced in 1997, concerning the management, leasing and supervision of Sublessee's property in which Wien & Malkin and Mr. Malkin have sought an order removing Helmsley-Spear. In this connection, certain costs for legal and professional fees and other expenses have been paid and incurred by Wien & Malkin and Mr. Malkin, and additional costs are expected to be incurred. Wien & Malkin and Mr. Malkin have represented that such costs will be recovered only to the extent that (a) a competent tribunal authorizes payment by Associates or (b) an investor voluntarily agrees that his or her proportionate share be paid. Accordingly, Associates'allocable share of such costs is as yet undetermined, and Associates has not provided for the expense and related liability with respect to such costs in its financial statements.

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

Date: August 20, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the undersigned as Attorney-in-Fact for each of the Members in Registrant, pursuant to the Power, on behalf of Registrant on the date indicated.

By: /s/ Mark Labell

Mark Labell, Attorney-in-Fact*

Date: August 20, 2004

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

Date: August 20, 2004

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

Date: August 20, 2004

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

    the Quarterly Report on Form 10-Q of Registrant for the period ended June 30, 2004(the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934(15 U.S.C.78m or 78o(d)); and

    the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Registrant.

Dated: August 20, 2004

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

    the Quarterly Report on Form 10-Q of Registrant for the period ended June 30, 2004(the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934(15 U.S.C.78m or 78o(d)); and

    the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Registrant.

Dated: August 20, 2004

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