Form 10-Q
period 2004-09-30
EMPIRE STATE BUILDING ASSOCIATES
filed 2004-11-22
CIK 32776

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

Ended September 30, Ended September 30,

2004 2003 2004 2003

Income:
Rent income, from a related
party (Note C)	$1,504,688	$1,504,688	$4,514,063	$4,514,063
Dividend income	12,188	8,872	38,460	56,966
Interest income	1,349	1,465	3,367	4,322
Miscellaneous income	0	0	0	75
Total income	1,518,225	1,515,025	4,555,890	4,575,426
Expenses:
Interest on mortgage (Note B)	1,004,973	1,004,973	2,993,069	2,982,146
Supervisory services, to a related party (Note D)	39,855	39,855	119,563	119,563
Depreciation of building (Note B)	249,566	249,566	748,698	748,698
Amortization of refinancing costs (Note B)	44,907	44,907	134,721	134,721
Fees, including amounts to a related party (Note E)	0	13,169	2,296	29,285
Miscellaneous	45	61	45	468
Total expenses	1,339,346	1,352,531	3,998,392	4,014,881
Net income	$ 178,879	$ 162,494	$557,498	$560,545
Earnings per $10,000 Participation unit, based on 3,300 participation units outstanding during the period	$ 54.21	$ 49.24	$ 168.94	$ 169.86
Distributions per $10,000 Participation unit consisted of the following:
Income	$ 54.21	$ 49.24	$ 168.94	$ 169.86
Return of capital	240.44	245.41	2,060.27	4,125.93
Total distributions	$ 294.65	$ 294.65	$ 2,229.21	$ 4,295.79

At September 30, 2004 and 2003, there were $33,000,000 of participation units outstanding.

See notes to condensed consolidated financial statements.

Empire State Building Associates L.L.C.

Condensed Consolidated Balance Sheets

(Unaudited)

Assets	September 30, 2004	December 31, 2003
Current assets
Cash	$ 703,925	$ 359,749
Restricted cash re: mortgage interest (Note C)	1,003,352	865,392
Fidelity U.S. Treasury Income Portfolio	3,938,343	9,632,675
	5,645,620	10,857,816
Receivable from participants re:
NYS estimated tax	62,951	258,242
Additional rent due from Empire State Building Company L.L.C., a related party	-0-	802,295

Total current assets	5,708,571	11,918,353
Mortgage financing costs	1,796,287	1,796,287
Less, accumulated amortization	441,587	306,865
	1,354,700	1,489,422
Real Estate (Note B)
Land	21,550,588	21,550,588

Building	38,933,801	38,933,801
Less, accumulated depreciation	2,455,167	1,706,470
	36,478,634	37,227,331
Total Real Estate	58,029,222	58,777,919

Total assets	$65,092,493	$72,185,694

Liabilities and Members' Equity
Current liabilities:
Accrued supervisory services, to a related party	$ -0-	$ 283,366
Accrued interest payable (Note B)	327,708	338,632

Total current liabilities	327,708	621,998
Long term debt (Note B)	60,500,000	60,500,000

Total liabilities	60,827,708	61,121,998

Empire State Building Associates L.L.C.

Condensed Consolidated Balance Sheets

(Unaudited)

(CONTINUED)

	September 30, 2004	December 31, 2003
Members' equity:
Members' equity January 1,	$11,063,696	$18,964,362
Add, Net income:
January 1, 2004 through September 30, 2004	557,498	-0-
January 1, 2003 through December 31, 2003	-0-	7,247,765
	11,621,194	26,212,127
Less, Distributions:
Monthly distributions:
January 1, 2004 through September 30, 2004	2,917,000	-0-
January 1, 2003 through December 31, 2003	-0-	3,889,333
Additional distribution on March 2, 2004	4,439,409	-0-
Additional distribution on March 5, 2003	-0-	11,259,098

Total distributions	7,356,409	15,148,431

Members' equity:
September 30, 2004	4,264,785	-0-
December 31, 2003	-0-	11,063,696

Total liabilities and members'equity
September 30, 2004	$65,092,493
December 31, 2003		$72,185,694

See notes to condensed consolidated financial statements.

Empire State Building Associates L.L.C.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

January 1, 2004 January 1, 2003

through through

September 30, 2004 September 30, 2003

Cash flows from operating activities:
Net income	$ 557,498	$ 560,545
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of building	748,698	748,698
Amortization of financing costs	134,721	134,721
Change in additional rent due from sublessee	802,295	1,476,008
Change in accrued interest payable	(10,924)	(10,925)
Change in accrued supervisory services	(283,366)	(718,669)

Net cash provided by operating activities	1,948,922	2,190,378

Cash flows from investing activities:
Change in receivable from participants	195,291	(258,242)

Net cash provided by (used in) investing activities	195,291	(258,242)
Cash flows from financing activities:
Cash distributions	(7,356,409)	(14,176,098)

Net cash used in financing activities	(7,356,409)	(14,176,098)
Net decrease in cash and cash equivalents	(5,212,196)	(12,243,962)

Cash and cash equivalents,
beginning of period	10,857,816	17,600,422
Cash and cash equivalents, end of period	$ 5,645,620	$ 5,356,460
Cash paid for:
Interest	$3,003,993	$ 2,993,069

See notes to condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements (unaudited)

Note A Organization and Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of Registrant as of September 30, 2004, its results of operations and cash flows for the nine months ended September 30, 2004 and 2003 and its changes in Members' equity for the nine months ended September 30, 2004. Information included in the condensed balance sheet as of December 31, 2003 has been derived from the audited balance sheet included in Registrant's Form 10-K for the year ended December 31, 2003 (the "10-K") previously filed with the Securities and Exchange Commission (the "SEC"). Pursuant to rules and regulations of the SEC, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from these consolidated financial statements unless significant changes have taken place since the end of the most recent fiscal year. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto and the other information contained in the 10-K. The consolidated results of operations for the nine months ended September 30, 2004 are not necessarily indicative of the results to be expected for the full year.

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

Cash at September 30, 2004 includes a money market account held at North Fork Bank pursuant to the terms of the Mortgage, to be used monthly to satisfy a portion ($166,167) of Registrant's mortgage interest obligation. On April 6, 2004, Registrant deposited an additional $2,000,000 into this restricted account under the same conditions and will continue to do so annually thereafter.

Registrant does not operate the Building. It subleases the Building to Empire State Building Company L.L.C. ("Sublessee") pursuant to a net operating sublease (the "Sublease") with a term and renewal options essentially coextensive with those contained in the Master Lease. On January 30, 1989, Sublessee elected to renew the Sublease for a term commencing January 4, 1992 to January 4, 2013.

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

Note D Supervisory Services

Registrant pays Supervisor for supervisory services and disbursements. The supervisory fees are $159,417 per annum (the "Basic Payment") plus an additional payment of 6% of all distributions to Participants in any year in excess of the amount representing a return of 9% per annum on their remaining original cash investment in any year ("Additional Payment"). At September 30, 2004, such remaining cash investment was $33,000,000, representing the original cash investment of the Participants in Registrant.

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

Pursuant to the fee arrangements described herein, Registrant paid Supervisor $119,563 of the Basic Payment for supervisory services for the nine-month period ended September 30, 2004. No remuneration was paid during the nine-month period ended September 30, 2004 by Registrant to any of the Members as such.

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

As of September 30, 2004, the Members owned of record and beneficially an aggregate of $28,333 of participations in Registrant, representing less than 1% of the currently outstanding participations therein totaling $33,000,000.

In addition, as of September 30, 2004 certain of the Members held additional Participations as follows:

Entities for the benefit of members of Peter L. Malkin's family owned of record and beneficially $607,916 of Participations. Peter L. Malkin disclaims any beneficial ownership of such Participations, except that related trusts are required to complete scheduled payments to Peter L. Malkin.

Peter L. Malkin owned of record as trustee or co-trustee, but not beneficially, $440,833 of Participations. Peter L. Malkin disclaims any beneficial ownership of such Participations.

Anthony E. Malkin owned of record as trustee or co-trustee, but not beneficially, $35,833 of Participations. Anthony E. Malkin disclaims any beneficial ownership of such Participations.

Note E. Special Fees

During the nine months ended September 30, 2004, fees of $1,695 were paid to Wien & Malkin LLP for expenses in connection with the Schneider litigation described in Part II, Item 1 Legal Proceedings.

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

Registrant does not pay dividends. During the nine-month period ended September 30, 2004 Registrant made regular monthly distributions of $98.21 for each $10,000 participation ($1,178.52 per annum for each $10,000 participation). There are no restrictions on Registrant's present or future ability to make distributions; however, the amount of such distributions, particularly distributions of Overage Rent, depends on the ability of Sublessee to make payments of Basic Rent and Overage Rent to Registrant in accordance with the terms of the Sublease. Registrant expects to make distributions in the future so long as it receives the payments provided for under the Sublease. See Note C.

Registrant's results of operations are affected primarily by the amount of rent payable to it under the Sublease. The amount of Overage Rent payable to Registrant is affected by the New York City economy and real estate market.

Total income decreased for the nine-month period ended September 30, 2004 as compared with the nine-month period ended September 30, 2003. The decrease was the result of a decrease in dividend and interest income during the current period as compared with the nine- month period ended September 30, 2003.

Total expenses decreased for the nine-month period ended September 30, 2004, as compared with the nine-month period ended September 30, 2003. Such decrease is the net result of an increase in interest on the mortgage and a decrease in fees during the nine-month period ended September 30, 2004, as compared with the nine-month period ended September 30, 2003.

Liquidity and Capital Resources

Registrant's liquidity has not significantly changed for the nine-month period ended September 30, 2004, as compared with the nine-month period ended September 30, 2003. Registrant may from time to time establish a reserve for contingent or unforeseen liabilities.

No amortization payments are due under the Mortgage to reduce the outstanding principal balance prior to maturity. Furthermore, Registrant does not maintain any reserve to cover the principal payment of such Mortgage indebtedness at maturity. Therefore, repayment of the Mortgage will depend on Registrant's ability to arrange a refinancing. Assuming that the Building continues to generate an annual net profit in future years comparable to that in past years, Registrant anticipates that the value of the Real Estate would be well in excess of the amount of the Mortgage balance at maturity.

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

The original action was commenced in June 1997 and was referred to arbitration. The March 30, 2001 decision of the Arbitrators, which was confirmed by the court, (i) reaffirms the right of the investors in Sublessee to vote to terminate Helmsley-Spear without cause, (ii) dismisses Helmsley-Spear's claims against Wien & Malkin and Peter L. Malkin, and (iii) rejects the termination of Helmsley-Spear for cause. The parts of the decision under appeal were initially affirmed by the Appellate Division, and the New York Court of Appeals declined to review such ruling. On October 6, 2003, the United States Supreme Court granted Wien & Malkin's petition, vacated the judgment of the Appellate Division, and remanded the case to the New York court for further consideration of the issues raised by Wien & Malkin's appeal. On October 14, 2004, the Appellate Division issued a unanimous decision reversing the Arbitrators. The Appellate Division decided (i) that there was a covert assignment without Sublessee's knowledge or consent and (ii) that the corporation controlled by Irving Schneider and now named "Helmsley-Spear," which has represented itself to be Sublessee's managing agent since September 1997, in fact never received a valid assignment to become Sublessee's managing agent. Sublessee's previously authorized managing agent, the original corporation named "Helmsley-Spear," was owned by Harry B. Helmsley and is no longer active. The Appellate Division's decision is being reviewed with counsel for appropriate further action.

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

Date: November 22, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the undersigned as Attorney-in-Fact for each of the Members in Registrant, pursuant to the Power, on behalf of Registrant on the date indicated.

By: /s/ Mark Labell

Mark Labell, Attorney-in-Fact*

Date: November 22, 2004

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

Date: November 22, 2004

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

Date: November 22, 2004

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

    the Quarterly Report on Form 10-Q of Registrant for the period ended September 30, 2004(the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934(15 U.S.C.78m or 78o(d)); and

    the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Registrant.

Dated: November 22, 2004

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

    the Quarterly Report on Form 10-Q of Registrant for the period ended September 30, 2004(the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934(15 U.S.C.78m or 78o(d)); and

    the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Registrant.

Dated: November 22, 2004

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