Form 10-K
period 2004-12-31
EMPIRE STATE BUILDING ASSOCIATES
filed 2005-04-19
CIK 32776

FORM 10-K

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

Number of pages (including exhibits) in this filing: 46

PART I

Item 1. Business.

(a) General

Registrant was originally organized on July 11, 1961 as a general partnership. On October 1, 2001, Registrant converted from a general partnership to a limited liability company under New York law and is now known as Empire State Building Associates L.L.C. The conversion does not change any aspect of the assets and operations of Registrant other than to protect its investors from any future liability to a third party. Through April 16, 2002, Through April 16, 2002, Registrant owned the tenant's interest in a master operating leasehold (the "Master Lease") on the Empire State Building (the "Building"), located at 350 Fifth Avenue, New York, New York. On April 17, 2002, Registrant acquired, through a wholly-owned limited liability company (Empire State Land Associates L.L.C.), the fee title to the Building, and the land thereunder (the "Land") (together, the "Real Estate"), at a price of $57,500,000, and obtained a $60,500,000 first mortgage with North Fork Bank (the "Mortgage") to finance the acquisition and certain related costs.

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

As of December 31, 2004, the Building was 89% occupied by approximately 839 tenants who engage in various businesses, including the Boy Scouts, the YMCA, the practice of law and accounting, ladies' and men's apparel, and ladies' and men's shoes. Registrant does not maintain a full-time staff. See Item 2 hereof for additional information concerning the Real Estate.

(b) The Lease and Sublease

The annual rent payable by Registrant under the Master Lease is $1,970,000 from January 5, 1992 through January 5, 2013 and $1,723,750 annually during the term of each renewal period thereafter.

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

Overage Rent income is recognized when earned from the Sublessee, at the close of the year ending December 31; such income is not determinable until the Sublessee, pursuant to the Sublease, renders to Registrant a certified report on the Sublessee's operation of the Real Estate. The Sublease requires that this report be delivered to Registrant annually within 60 days after the end of each such fiscal year. Accordingly, all Overage Rent income and certain supervisory services expense are reflected in the fourth quarter of each year. The Sublease does not provide for the Sublessee to render interim reports to Registrant. See Note 3 of Notes to Financial Statements filed under Item 8 hereof (the "Notes") regarding Overage Rent payments by Sublessee for the fiscal years ended December 31, 2004, 2003 and 2002. There was Overage Rent of $9,469,543 for the year ended December 31, 2004.

(c) Competition

Pursuant to tenant space leases at the Building, the average annual base rental payable to Sublessee is approximately $31.84 per square foot (exclusive of electricity charges and escalation). The asking rents for the building range from $33 to $37 per square foot.

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

Item 3. Legal Proceedings.

The Property of Registrant is the subject of the following pending litigation:

Wien & Malkin and Peter L. Malkin, a member in Registrant, have been engaged in a proceeding with Sublessee's managing agent, Helmsley-Spear, Inc. commenced in 1997, concerning the management, leasing, and supervision of the property that is subject to the Sublease to the Sublessee. In this connection, certain legal and professional fees and other expenses have been paid and incurred by Wien & Malkin and Mr. Malkin, and additional costs are expected to be incurred. Wien & Malkin and Mr. Malkin have represented that such costs will be recovered only to the extent that (a) competent tribunal authorizes payment or (b) an investor voluntarily agrees that his or her proportionate share be paid. Accordingly, Registrants' allocable share of such costs is as yet undetermined, and Registrant has not provided for the expense and related liability with respect to such costs in these consolidated financial statements.

The original action was commenced in June 1997 and was referred to arbitration. The March 30, 2001 decision of the Arbitrators, which was confirmed by the court, (i) reaffirms the right of the investors in the Sublessee to vote to terminate Helmsley-Spear, Inc. without cause, (ii) dismisses Helmsley-Spear, Inc.'s claims against Wien & Malkin LLP and Peter L. Malkin, (iii) rejects the termination of Helmsley-Spear, Inc. for cause. The parts of the decision under appeal were initially affirmed by the Appellate Division, and the New York Court of Appeals declined to review such ruling. On October 6, 2003, the United States Supreme Court granted Wien & Malkin's petition, vacated the judgment of the Appellate Division and remanded the case to the New York court for further consideration of the issues raised by Wien & Malkin's appeal.

On October 14, 2004, the Appellate Division issued a unanimous decision reversing the Arbitrators. The Appellate Division decided (i) that there was a covert assignment without Sublessee's knowledge or consent and (ii) that the corporation controlled by Irving Schneider and now named "Helmsley-Spear," which has represented itself to be Sublessee's managing agent since September 1997, in fact never received a valid assignment to become Sublessee's managing agent. Sublessee's previously authorized managing agent, the original corporation named "Helmsley-Spear," was owned by Harry B. Helmsley and is no longer active. Helmsley-Spear has requested leave to appeal the Appellate Division's decision.

In January 1998, Irving Schneider, who is one of the controlling principals of Helmsley-Spear and has no record or beneficial interest in the Sublessee, brought litigation against Sublessee's supervisor, Wien & Malkin, and member, Peter L. Malkin, claiming misconduct and seeking damages and disqualification from performing services for the Sublessee. In March 2002, the court dismissed Mr. Schneider's claims. Mr. Schneider has appealed this dismissal. Wien & Malkin and Mr. Malkin are defending against these claims.

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

    The Participations are neither traded on an established securities market nor are readily tradable on a secondary market or the substantial equivalent thereof. Based on Registrant's transfer records, Participations are sold by the holders thereof from time to time in privately negotiated transactions and, in many instances, Registrant is not aware of the prices at which such transactions occur. During the past year there were 135 transfers. In one instance, the indicated purchase price was equal to 4.5 times the face amount of the Participation transferred, i.e., $45,000 for a $10,000 Participation. In one instance, the indicated purchase price was equal to 3.3 times the face amount of the Participation transferred. In four instances, the indicated purchase price was equal to 3.0 times the face amount of the Participation transferred. In two instances, the indicated purchase price was equal to 2.77 times the face amount of the Participation transferred. In four instances, the indicated purchase price was equal to 2.5 times the face amount of the Participation transferred. In seven instances, the indicated purchase price was equal to 2.25 times the face amount of the Participation transferred. In two instances, the indicated purchase price was equal to two times the face amount of the Participation transferred. In five instances, the indicated purchase price was equal to 1.55 times the face amount of the Participation transferred. In three instances, the indicated purchase price was equal to 1.5 times the face amount of the Participation transferred. In all other cases, no consideration was indicated.

    As of December 31, 2004, there were 2,734 holders of Participations of record.

    Registrant does not pay dividends. During the year ended December 31, 2004, Registrant made regular monthly distributions of $98.21 for each $10,000 Participation. There was Overage Rent earned of $9,469,543 for the year ended December 31, 2004 which enabled Registrant to make additional distributions for each $10,000 Participation of $2,139 on March 2, 2005. See Item 1 hereof. There are no restrictions on Registrant's present or future ability to make distributions; however, the amount of such distributions, particularly distributions of Overage Rent, depends solely on Sublessee's ability to make payments of Basic Rent and Overage Rent to Registrant. See Item 1 hereof. Registrant expects to make monthly distributions in the future so long as it receives the payments provided for under the Sublease. See Item 7 hereof.

Item 6.

EMPIRE STATE BUILDING ASSOCIATES L.L.C.

(A Limited Liability Company)

SELECTED FINANCIAL DATA

(Unaudited)

The following table presents selected financial data for each of the last five years ended December 31, 2004. This information is unaudited and has been prepared on the same basis as the audited consolidated financial statements included in this Annual Report on Form 10-K. This data should be read together with the consolidated financial statements and the notes thereto included in this Annual Report on Form 10-K

Year ended December 31
2004	2003	2002	2001	2000
Basic rent income	$ 6,018,750	$ 6,018,750	$ 6,018,750	$ 6,018,750	$ 6,018,750
Overage rent income	9,469,543	6,802,295	14,476,008	26,072,502	14,583,762
Dividend and interest income	61,322	70,481	152,081	248,948	256,963
Miscellaneous income	-	-	-	1,660,904	-
Total revenues	$15,549,615	$12,891,526	$20,646,839	$34,001,104	$20,859,475
Net income	$ 9,761,227	$ 7,247,765	$15,397,298	$29,512,491	$17,315,601
Earnings per $10,000 participation unit, based on 3,300 participation units outstanding during the year	$ 2,958	$ 2,196	$ 4,666	$ 8,943	$ 5,247
Total assets	$73,446,834	$72,185,694	$80,521,663	$32,347,669	$20,842,972
Long-term obligations	$60,500,000	$60,500,000	$60,500,000	$ - 0 -	$ - 0 -
Distributions per $10,000 participation unit, based on 3,300 participation units outstanding during the year:
Income	$ 2,524	$ 2,196	$ 4,666	$ 5,182	$ 3,185
Return of capital	-0-	2,394	3,513	- 0-	- 0-
Total distributions	$ 2,524	$ 4,590	$ 8,179	$ 5,182	$ 3,185

Item 7.

EMPIRE STATE BUILDING ASSOCIATES L.L.C.

(A Limited Liability Company)

QUARTERLY RESULTS OF OPERATIONS

(Unaudited)

The following table presents the company's operating results for each of the eight fiscal quarters in the period ended December 31, 2004. The information for each of these quarters is unaudited and has been prepared on the same basis as the audited consolidated financial statements included in this Annual Report on Form 10-K. In the opinion of management, all necessary adjustments, which consist only of normal and recurring accruals, have been included to present fairly the unaudited quarterly results. This data should be read together with the consolidated financial statements and the notes thereto included in this Annual Report on Form 10-K.

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

Item 7.

EMPIRE STATE BUILDING ASSOCIATES L.L.C.

(A Limited Liability Company)

QUARTERLY RESULTS OF OPERATIONS (Continued)

(Unaudited)

Three Months Ended

	March 31,	June 30,	September 30,	December 31,
	2004	2004	2004	2004
Consolidated Income Data:

Minimum net, basic rent income	$1,504,687	$1,504,688	$1,504,688	$1,504,687
Additional rent income	-	-	-	9,469,543
Dividend and interest income	17,256	11,035	13,537	19,494
Total revenues	1,521,943	1,515,723	1,518,225	10,993,724

Interest on mortgage	994,048	994,048	1,004,973	1,004,973
Supervisory services	39,854	39,854	39,854	490,507
Depreciation of building	249,566	249,566	249,566	249,566
Amortization of financing costs	44,907	44,907	44,907	44,907
Fees and miscellaneous	2,311	(15)	45	44
Total expenses	1,330,686	1,328,360	1,339,345	1,789,997
Net income	$ 191,257	$ 187,363	$ 178,880	$9,203,727

Earnings per $10,000 participation unit, based on 3,300 participation units outstanding during each period	$ 58	$ 57	$ 54	$ 2,789

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

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, the preparation of which takes into account estimates based on judgments and assumptions that affect certain amounts and disclosures. Accordingly, actual results could differ from these estimates. The accounting policies and estimates used and outlined in Note 2 to our consolidated financial statements, which are presented elsewhere in this annual report, have been applied consistently as at December 31, 2004 and 2003, and for the years ended December 31, 2004, 2003 and 2002. We believe that the following accounting policies or estimates require the application of Management's most difficult, subjective, or complex judgments:

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

The following summarizes the material factors affecting Registrant's results of operations for the three preceding years:

(a) Total income increased for the year ended December 31, 2004 as compared with the year ended December 31, 2003. Such increase was the net result of an increase in Overage Rent received by Registrant in 2004 and a decrease in dividend and interest income earned as compared with the year ended December 31, 2003. Total income decreased for the year ended December 31, 2003 as compared with the year ended December 31, 2002. Such decrease was the result of a decrease in Overage Rent in the year 2003 and a decrease in dividend and interest income earned as compared with the year ended December 31, 2002. See Note 3 of the Notes.

(b) Total expenses increased for the year ended December 31, 2004 as compared with the year ended December 31, 2003. Such increase is the net result of an increase in interest expense on the mortgage and an increase in additional payment for supervisory services and a decrease in professional fees as compared with the year ended December 31, 2003. Total expenses increased for the year ended December 31, 2003 as compared with the year ended December 31, 2002. Such increase is the net result of an increase in interest expense on the mortgage, depreciation on the building and amortization of financing costs and a decrease in additional payment for supervisory services, professional fees and amortization of the leasehold as compared with the year ended December 31, 2002.

During 2004, fees of $1,696 were paid to the firm of Wien & Malkin LLP, a related party.

Liquidity and Capital Resources

Registrant's liquidity has increased at December 31, 2004 as compared to December 31, 2003 as a result of the partial receipt of Overage Rent in the current year. Registrant may from time to time establish a reserve for contingent or unforeseen liabilities.

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

Based on Sublessee's review of the need for upgrades and improvements to the property, it is projected by Sublessee that improvement costs of approximately $16,362,000 will be incurred in 2005.

The Sublessee anticipates that the costs of improvements to be incurred will reduce Overage Rent during the year 2005 but should have no effect on the payment of Basic Rent.

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

PART III

Item 10. Directors and Executive Officers of Registrant.

Registrant has no directors or officers or any other centralization of management. There is no specific term of office for any Agent. The table below sets forth as to each Member as of December 31, 2004 the following: name, age, nature of any family relationship with any other Agent, business experience during the past five years and principal occupation and employment during such period, including the name and principal business of any corporation or any organization in which such occupation and employment was carried on and the date such individual became an Agent:

Name	Age	Nature of Family Relationship	Business Experience	Principal Occupation and Employment	Date Individual became an agent
Peter L. Malkin	71	Father of Anthony E. Malkin	Real Estate Supervision	Senior Partner and Chairman Wien& Malkin LLP	1961
Anthony E. Malkin	42	Son of Peter L. Malkin	Real Estate Supervision and Management	Preident, Supervisory Services of Wien & Malkin LLP and President of W&M Properties, L.L.C.	2001
Thomas N. Keltner, Jr.	58	None	Real Estate Supervision	Partner Wien & Malkin LLP	1998

As stated above, all of the members who are acting as agents for other members hold senior positions at Supervisor. See Items 1, 11, 12 and 13 hereof for a description of the services rendered by, and the compensation paid to, Supervisor and for a discussion of certain relationships which may pose actual or potential conflicts of interest among Registrant, Sublessee and certain of their respective affiliates.

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

No remuneration was paid during the current fiscal year ended December 31, 2004 by Registrant to any of the Agents as such. Registrant pays Supervisor, for supervisory services and disbursements, fees of $159,417 per annum plus 6% of all sums distributed to the Participants in excess of 9% per annum on their original cash investment. Pursuant to such arrangements described herein, Registrant incurred supervisory fees during 2004 totaling $610,069 (consisting of $159,417 as an annual basic payment for supervisory services and $450,652 as an additional payment for supervisory services) for supervisory services rendered during the fiscal year ended December 31, 2004. See Item 7 hereof. As noted in Items 1 and 10 of this report, all of the Agents hold senior positions at Supervisor.

Item 12. Security Ownership of Certain Beneficial Owners

and Management.

    Registrant has no voting securities. See Item 5 hereof. At December 31, 2004, no person owned of record or was known by Registrant to own beneficially more than 5% of the outstanding Participations.

    At December 31, 2004, the Agents (see Item 10 hereof) beneficially owned, directly or indirectly, the following Participations:

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

  At such date, certain of the Agents (or their respective spouses) held additional Participations as follows:

  Peter L. Malkin owned of record as trustee or co-trustee but not beneficially, $440,833 of Participations. Mr. Malkin disclaims any beneficial ownership of such Participations.

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

Reference is also made to Items 1 and 10 hereof for a description of the relationship between Registrant and Supervisor, of which all of the Agents are among the members. The respective interest of each Agent in any remuneration paid or given by Registrant to Supervisor arise solely from such member's interest in Supervisor. See Item 11 hereof for a description of the remuneration arrangements between Registrant and Supervisor relating to supervisory services provided by Supervisor.

(b) Reference is made to Paragraph (a) above.

(c) Not applicable.

(d) Not applicable.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The fees paid by Registrant and Wien & Malkin LLP, the Agent of Registrant, to J.H. Cohn LLP for professional services for the years ended December 31, 2004 and December 31, 2003 were as follows:

Fee Category 2004 2003

Audit Fees $34,330 $41,850

Audit-Related Fees 7,520 6,350

Tax Fees 4,000 4,000

All Other Fees 450 450

Total Fees $46,300 $52,650

Audit Fees. Consist of fees billed for professional services rendered for the audit of

Registrant's consolidated financial statements and review of the interim financial statements included in quarterly reports.

Audit-Related Fees. Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of Registrant's consolidated financial statements and are not reported under "Audit Fees." In 2004, these services include accounting consultation, review of Sarbanes-Oxley requirements as they pertain to Registrant and other audit-related services.

Tax Fees. Consists of fees billed for professional services for tax compliance, tax advice and preparation of tax returns.

All Other Fees. In 2004 and 2003, these services include filing of Federal tax returns electronically.

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

For all services, Registrant's senior management submits from time to time to the Agents of Registrant for approval services that it recommends the Registrant engage the independent auditor to provide for the fiscal year. In addition, the Agents of Registrant pre-approve specific non-audit services that the independent auditor can provide from time-to-time during the year. All fee proposals for those non-audit services must be approved in advance in writing by the member of the Registrant's supervisor acting in the capacity of Chief Financial Officer. The Agents of Registrant will be informed routinely as to the non-audit services actually provided by the independent auditor pursuant to this pre-approval process.

Item 15. Exhibits, Financial Statement Schedules and

Reports on Form 10-K.

(a)(1) Financial Statements:

Report of Independent Registered Public Accounting Firm of J.H. Cohn LLP, dated March 21, 2005.

Consolidated Balance Sheets at December 31, 2004 and at December 31, 2003 (Exhibit A).

Consolidated Statements of Income for the fiscal years ended December 31, 2004, 2003, and 2002 (Exhibit B).

Consolidated Statement of Members' Equity for the fiscal year ended December 31, 2004 (Exhibit C-1).

Consolidated Statement of Members' Equity for the fiscal year ended December 31, 2003 (Exhibit C-2).

Consolidated Statement of Members' Equity for the fiscal year ended December 31, 2002 (Exhibit C-3).

Consolidated Statements of Cash Flows for the fiscal years ended December 31, 2004, 2003 and 2002 (Exhibit D).

Notes to Consolidated Financial Statements for the fiscal years ended December 31, 2004, 2003 and 2002.

Consent of McGrath, Doyle & Phair, Certified Public Accountants, dated March 28, 2005.

Accountant's Comparative Combined Statement of Income (Sublessee) of McGrath, Doyle & Phair, Certified Public Accountants, dated March 28, 2005.

(2) Financial Statement Schedules:

List of Omitted Schedules.

Real Estate and Accumulated Depreciation - December 31, 2004 (Schedule III).

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

Date: April 19, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person as Attorney-in-Fact for each of the Members in Registrant, pursuant to the Power, on behalf of Registrant and as a Member in Registrant on the date indicated.

By /s/ Mark Labell

Mark Labell, Attorney-in-Fact*

Date: April 19, 2005

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

Date: April 19, 2005

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

Date: April 19, 2005

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

13(a)

Letter to Participants dated April 15, 2004 and supplementary financial reports for the fiscal year ended December 31, 2003 The foregoing material shall not be deemed "filed" with the Commission or otherwise subject to the liabilities of Section 18 of the Securities Exchange Act of 1934

24

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

    the Annual Report on Form 10-K of Registrant for the period ended December 31, 2004(the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934(15 U.S.C.78m or 78o(d)); and

    the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Registrant.

Dated: April 19, 2005

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

    the Annual Report on Form 10-K of Registrant for the period ended December 31, 2004(the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934(15 U.S.C.78m or 78o(d)); and

    the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Registrant.

Dated: April 19, 2005

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

[JH COHN LLP]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the participants in Empire State Building Associates L.L.C.

(a Limited Liability Company)

New York, N. Y.

We have audited the accompanying consolidated balance sheets of Empire State Building Associates L.L.C. ("Associates") as of December 31, 2004 and 2003, and the related consolidated statements of income, members' equity and cash flows for each of the three years in the period ended December 31, 2004, and the supporting financial statement schedule of Real Estate and Accumulated Depreciation as contained in Item 15(a)(2) of this Form 10-K. These consolidated financial statements and schedule are the responsibility of Associates' management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Empire State Building Associates L.L.C. as of December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America, and the related financial statement schedule, when considered in relation to the basic financial statements, presents fairly, in all material respects, the information set forth therein.

/s/J.H.Cohn LLP

New York, N. Y.

March 21, 2005

EXHIBIT A

EMPIRE STATE BUILDING ASSOCIATES L.L.C.

(A Limited Liability Company)

CONSOLIDATED BALANCE SHEETS

A S S E T S

	December 31,
	2004	2003
Assets:
Real estate (Notes 2b and 6):
Building:
Empire State Building, located at 350 Fifth Avenue, New York, N. Y.	$38,933,801	$38,933,801
Less: Accumulated depreciation	2,704,732	1,706,470
	36,229,069	37,227,331
Land Land	21,550,588	21,550,588
TOTAL REAL ESTATE	57,779,657	58,777,919
Cash and cash equivalents (Note 12):
JPMorgan Chase Bank	34,173	$ 35,638
North Fork Bank (restricted cash - mortgage interest)	509,672	865,392
Distribution account held by Wien & Malkin LLP	324,111	324,111
Fidelity U.S. Treasury Income Portfolio	12,706,992	9,632,675
Total cash and cash equivalents	13,574,948	10,857,816
Additional rent due from Empire State
Building Company L.L.C., a related party	719,543	802,295

Receivable from participants - NYS estimated tax	62,893	258,242
Other assets:
Mortgage financing costs (Note 2c)	1,796,287	1,796,287
Less: accumulated amortization	486,494	306,865
TOTAL OTHER ASSETS	1,309,793	1,489,422

TOTAL ASSETS	$73,446,834	$72,185,694

LIABILITIES AND MEMBERS' EQUITY

Liabilities:
First mortgage payable (Note 6)	$60,500,000	$60,500,000
Accrued mortgage interest	-0-	338,632
Accrued supervisory services, to a related party (Note 5)	450,653	283,366
TOTAL LIABILITIES	60,950,653	61,121,998

Contingencies (Note 11)

Members' equity (Exhibit C)	12,496,181	11,063,696
TOTAL LIABILITIES AND MEMBERS' EQUITY	$73,446,834	$72,185,694

See accompanying notes to consolidated financial statements.

EXHIBIT B

EMPIRE STATE BUILDING ASSOCIATES L.L.C.

(A Limited Liability Company)

CONSOLIDATED STATEMENTS OF INCOME

Year ended December 31,
	2004	2003	2002
Revenues:
Rent income, from a related party (Note 3)	$15,488,293	$12,821,045	$20,494,758
Dividend and interest income	61,322	70,481	152,081
	15,549,615	12,891,526	20,646,839

Expenses:
Leasehold rent (Note 4)	-	-	581,998
Interest on mortgage (Note 6)	3,998,042	3,987,118	2,829,215
Supervisory services, to a related party (Note 5)	610,069	442,783	878,083
Depreciation of building	998,264	998,264	708,206
Professional fees and miscellaneous, including amounts to a related party (Note 10) party (Note 10)	2,385	35,968	63,999
Amortization of financing costs	179,628	179,628	127,237
Amortization of leasehold (Note 2b)	-	-	60,803
Total expenses	5,788,388	5,643,761	5,249,541
NET INCOME, CARRIED TO MEMBERS' EQUITY (NOTE 9)	$9,761,227	$ 7,247,765	$15,397,298
Earnings per $10,000 participation unit, based on 3,300 participation units outstanding during each year	$ 2,958	$ 2,196	$ 4,666

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

EXHIBIT C-1

EMPIRE STATE BUILDING ASSOCIATES L.L.C.

(A Limited Liability Company)

CONSOLIDATED STATEMENT OF MEMBERS' EQUITY

YEAR ENDED DECEMBER 31, 2004

Members'			Members'
Equity			Equity
January 1,	Share of		December 31,
2004	net income	Distributions	2004

Anthony E. Malkin Group	$3,687,900	3,253,742	2,776,247	4,165,395

Thomas N. Keltner, Jr. Group	3,687,899	3,253,742	2,776,247	4,165,394

Peter L. Malkin Group	3,687,897	3,253,743	2,776,248	4,165,392
	$11,063,696	$ 9,761,227	$8,328,742	$12,496,181

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

EXHIBIT D

EMPIRE STATE BUILDING ASSOCIATES L.L.C.

(A Limited Liability Company)

CONSOLDIATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2004	2003	2002
Cash flows from operating activities:
Net income	$9,761,227	$ 7,247,765	$ 15,397,298
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of leasehold	-	-	60,803
Amortization of financing costs	179,628	179,628	127,237
Depreciation of building	998,264	998,264	708,206
Changes in operating assets and liabilities:
Additional rent due from Empire State Building Company L.L.C., a related party	82,752	673,713	(1,403,506)
Deferred charges	-	-	110,050
Accrued supervisory services, to a related party	167,286	(435,303)	(755,799)
Accrued professional fees, to a related party	-	-	(316,804)
Accrued mortgage interest	(338,632)	-	338,632
Prepaid rent	-	-	23,831
Net cash provided by operating activities	10,850,525	8,664,067	14,289,948

Cash flows from investing activities:
Purchase of real estate	-	-	(58,252,022)
Net cash used in investing activities	-	-	(58,252,022)

Cash flows from financing activities:
Change in receivable from participants	195,349	(258,242)	-
Proceeds from mortgage payable	-	-	60,500,000
Payment of mortgage financing costs	-	-	(1,796,287)
Cash distributions	(8,328,742)	(15,148,431)	(26,989,333)
Net cash provided by (used in) financing activities	(8,133,393)	(15,406,673)	31,714,380

Net increase (decrease) in cash and cash equivalents	2,717,132	(6,742,606)	(12,247,694)
Cash and cash equivalents, beginning of year	10,857,816	17,600,422	29,848,116
CASH AND CASH EQUIVALENTS,
END OF YEAR	$13,574,948	$ 10,857,816	$ 17,600,422
Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$ 4,336,674	$ 3,987,118	$ 2,490,583

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

  Amortization expense amounts to $179,628 for each of the next five years subsequent to December 31, 2004.

  Valuation of Long-Lived Assets

  Associates periodically assesses the carrying value of long-lived assets whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. When Associates determines that the carrying value of long-lived assets may be impaired, the measurement of any impairment is based on a projected cash flows method.

  EMPIRE STATE BUILDING ASSOCIATES L.L.C.

  (A Limited Liability Company)

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  (Continued)

  2. Summary of Significant Accounting Policies (continued)

  Revenue Recognition

Basic rental income, as defined in a long-term lease, is a fixed minimum annual amount that Associates records ratably over the year. Additional rent is based on the net profits of the sublessee, as defined, and is recorded by Associates when such amounts become available, usually at the end of each calendar year.

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

3. Related Party Transactions - Rent Income

Rent income for the years ended December 31, 2004, 2003, and 2002 totaling $15,488,293, $12,821,045, and $20,494,758 respectively, consists of the minimum annual rent plus additional rent under an operating sublease dated December 27, 1961, as modified February 15, 1965, with Company (the "Sublessee"), as follows:

Year ended December 31
2004	2003	2002

Minimum net basic rent	$ 6,018,750	$ 6,018,750	$ 6,018,750
Additional rent earned	9,469,543	6,802,295	14,476,008
	$15,488,293	$12,821,045	$20,494,758

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

5. Related Party Transactions - Supervisory Services

Supervisory services (including disbursements and cost of regular accounting services) during the years ended December 31, 2004, 2003, and 2002, totaling $610,069, $442,783 and $878,083, respectively, represent fees incurred by the firm of Wien & Malkin LLP. Some members of that firm are members in Associates.

Fees for supervisory services are paid pursuant to an agreement, which amount is based on a rate of return of investment achieved by the participants in Associates each year.

  First Mortgage Payable

To finance the acquisition of the fee title to the Real Estate (Note 1) and certain related costs, Associates obtained a $60,500,000 first mortgage with North Fork Bank.

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

The estimated fair value of Associates' mortgage debt, based on available market information or other appropriate valuation methodologies, was $64,400,000 at December 31, 2004 and 2003.

EMPIRE STATE BUILDING ASSOCIATES L.L.C.

(A Limited Liability Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

7. Number of Participants

There were approximately 2,675 participants in the participating groups at December 31, 2004, 2003 and 2002.

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

9. Distributions and Amount of Income per $10,000 Participation Unit

Distributions per $10,000 participation unit during the years 2004, 2003 and 2002 based on 3,300 participation units outstanding during each year, consisted of the following:
	Year ended December 31
	2004	2003	2002
Income	$2,524	$2,196	$4,666
Return of capital	-0-	2,394	3,513
TOTAL DISTRIBUTIONS	$2,524	$4,590	$8,179

Net income is computed without regard to income tax expense since Associates does not itself pay a tax on its income; instead, any such taxes are paid by the participants in their individual capacities.

10. Related Party Transactions

The accompanying statements of income reflect legal fees paid or owed to Wien & Malkin LLP, a related party (Note 5), as follows:

2004	2003	2002

Payments made or accrued	$1,696	$ -	$14,935

EMPIRE STATE BUILDING ASSOCIATES L.L.C.

(A Limited Liability Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

11. Contingencies

Wien & Malkin and Peter L. Malkin, a member in Associates, have been engaged in a proceeding with Sublessee's managing agent, Helmsley-Spear, Inc. commenced in 1997, concerning the management, leasing, and supervision of the property that is subject to the net sublease to the operating sublessee. In this connection, certain legal and professional fees and other expenses have been paid and incurred by Wien & Malkin and Mr. Malkin, and additional costs are expected to be incurred. Wien & Malkin and Mr. Malkin have represented that such costs will be recovered only to the extent that (a) competent tribunal authorizes payment or (b) an investor voluntarily agrees that his or her proportionate share be paid. Accordingly, Associates' allocable share of such costs is as yet undetermined, and Associates has not provided for the expense and related liability with respect to such costs in these consolidated financial statements.

The original action was commenced in June 1997 and was referred to arbitration. The March 30, 2001 decision of the Arbitrators, which was confirmed by the court, (i) reaffirms the right of the investors in the sublessee to vote to terminate Helmsley-Spear, Inc. without cause, (ii) dismisses Helmsley-Spear, Inc.'s claims against Wien & Malkin LLP and Peter L. Malkin, and (iii) rejects the termination of Helmsley-Spear, Inc. for cause. The parts of the decision under appeal were initially affirmed by the Appellate Division, and the New York Court of Appeals declined to review such ruling. On October 6, 2003, the United States Supreme Court granted Wien & Malkin's petition, vacated the judgement of the Appellate Division and remanded the case to the New York court for further consideration of the issues raised by Wien & Malkin's appeal.

On October 14, 2004, the Appellate Division issued a unanimous decision reversing the Arbitrators. The Appellate Division decided (i) that there was a covert assignment without Sublessee's knowledge or consent and (ii) that the corporation controlled by Irving Schneider and now named "Helmsley-Spear," which has represented itself to be Sublessee's managing agent since September 1997, in fact never received a valid assignment to become Sublessee's managing agent. Sublessee's previously authorized managing agent, the original corporation named "Helmsley-Spear," was owned by Harry B. Helmsley and is no longer active. Helmsley-Spear has requested leave to appeal the Appellate Division's decision.

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

EMPIRE STATE BUILDING ASSOCIATES L.L.C.

(A Limited Liability Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

12. Concentration of Credit Risk

Associates maintains cash balances in two banks, a money market fund (Fidelity U.S. Treasury Income Portfolio) and a distribution account held by Wien & Malkin LLP. The balance in each bank is insured by the Federal Deposit Insurance Corporation up to $100,000, and at December 31, 2004 there was an uninsured balance of approximately $409,000. The cash in the money market fund and the distribution account held by Wien & Malkin are not insured. The funds held in the distribution account were paid to the participants on January 1, 2005.

EMPIRE STATE BUILDING ASSOCIATES L.L.C.

(A Limited Liability Company)

OMITTED SCHEDULES

The following schedules have been omitted as not applicable in the present instance:

SCHEDULE I - Condensed financial information of registrant.

SCHEDULE II - Valuation and qualifying accounts.

SCHEDULE IV - Mortgage loans on real estate.

SCHEDULE III

EMPIRE STATE BUILDING ASSOCIATES L.L.C.

(A Limited Liability Company)

Real Estate and Accumulated Depreciation

December 31, 2004

Column
A	Description
		Land and building situated
		at 350 Fifth Avenue, New York, New York.

B	Encumbrances
	North Fork Bank
	Balance at December 31, 2004	$60,500,000

C	Initial cost to company
	Land and building	$60,484,389

D	Cost capitalized subsequent to acquisition	None

E	Gross amount at which carried at close of period (See Note 2 of Notes to Consolidated Financials Statements)
	Land	$21,550,588
	Building	38,933,801
	Total	$60,484,389(a)

F	Accumulated depreciation	$ 2,704,732(b)

G	Date of construction	1931

H	Date acquired	April 17, 2002

I	Life on which depreciation of building in latest income statements is computed	39 years
	(a) Gross amount of real estate Balance at January 1, 2004 Purchase of real estate:	$60,484,389
	F/Y/E 12/31/04	-
	Balance at December 31, 2004	$60,484,389
	The costs for federal income tax purposes are the same as for financial statement purposes.
	(b) Accumulated depreciation
	Balance at January 1, 2004	$1,706,470
	Depreciation: F/Y/E 12/31/04	998,262
	Balance at December 31, 2004	$2,704,732