Form 10-Q
period 2005-03-31
EMPIRE STATE BUILDING ASSOCIATES
filed 2005-05-31
CIK 32776

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

(Unaudited)

For the Three Months

Ended March 31,

2005 2004

Income:

Rent income from a related party (Note C)	$1,504,687	$1,504,687
Dividend income	52,296	16,916
Interest income	399	339
Total income	1,557,382	1,521,942

Expenses:

Interest on mortgage (Note B)	983,125	994,049
Supervisory services, to a related party (Note D)	39,854	39,854
Depreciation of building (Note B)	249,566	249,566
Amortization of financing costs (Note B)	44,907	44,907
Special fees, including amounts to a related party	0	1,695
Miscellaneous	660	615
Total expenses	1,318,112	1,330,686

Net Income $ 239,270 $ 191,256

Earnings per $10,000 participation unit, based on 3,300 participation units outstanding during the period	$ 72.51	$ 57.96
Distributions per $10,000 participation consisted of the following:
Income	$ 72.51	$ 57.96
Return of Capital	2,361.59	1,581.96
Total distributions	$ 2,434.10	$ 1,639.92

At March 31, 2005 and 2004, there were $33,000,000 of participation units outstanding.

See notes to the condensed consolidated financial statements.

Empire State Building Associates L.L.C.

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31, 2005	December 31, 2004
Real Estate:
Land	$21,550,588	$21,550,588

Building	38,933,801	38,933,801
Less, accumulated depreciation	2,954,298	2,704,732
	35,979,503	36,229,069

Cash in banks and money market fund	4,396,119	13,065,276
Restricted cash re: mortgage interest (Note C)	2,349,519	509,672
Receivable from participants re:
NYS estimated tax	923	62,893
Additional rent due from Empire State Building Company L.L.C., a related party	-0-	719,543

Mortgage financing costs	1,796,287	1,796,287
Less, accumulated amortization	531,402	486,494
	1,264,885	1,309,793
Total assets	$ 65,541,537	$73,446,834

Liabilities and Members' Equity
Liabilities:
Accrued supervisory services, to a related party	$ -0-	$ 450,653
Accrued interest payable (Note B)	338,632	-0-
Long term debt (Note B)	60,500,000	60,500,000

Total liabilities	60,838,632	60,950,653

Empire State Building Associates L.L.C.

Condensed Consolidated Balance Sheets

(Unaudited)

(CONTINUED)

	March 31, 2005	December 31, 2004
Members' equity:
Members' equity January 1,	$12,496,181	$11,063,696
Add, Net income:
January 1, 2005 through March 31, 2005	239,270	-0-
January 1, 2004 through December 31, 2004	-0-	9,761,227
	12,735,451	20,824,923
Less, Distributions:
Monthly distributions
January 1, 2005 through March 31, 2005	972,333	-0-
January 1, 2004 through December 31, 2004	-0-	3,889,333
Additional distribution on March 2, 2005	7,060,213	-0-
Additional distribution on March 2, 2004	-0-	4,439,409

Total distributions	8,032,546	8,328,742

Members' equity:
March 31, 2005	4,702,905	-0-
December 31, 2004	-0-	12,496,181

Total liabilities and members' equity
March 31, 2005	$ 65,541,537
December 31, 2004		$73,446,834

See notes to condensed consolidated financial statements

Empire State Building Associates L.L.C.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

January 1, 2005 January 1, 2004

through through

March 31, 2005 March 31, 2004

Cash flows from operating activities:
Net income	$ 239,270	$ 191,256
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of building	249,566	249,566
Amortization of financing costs	44,907	44,907
Change in additional rent due from sublessee	719,543	802,295
Change in accrued supervisory services	(450,652)	(283,365)
Change in accrued expenses	338,632	-0-
Net cash provided by operating activities	1,141,266	1,004,659

Cash flows from investing activities:
Change in receivable from participants	61,970	250,738

Net cash provided by investing activities	61,970	250,738
Cash flows from financing activities:
Cash distributions	(8,032,546)	(5,411,742)

Net cash used in financing activities	(8,032,546)	(5,411,742)
Net decrease in cash and cash equivalents	(6,829,310)	(4,156,345)

Cash and cash equivalents,
beginning of period	13,574,948	10,857,816
Cash and cash equivalents, end of period	$ 6,745,638	$ 6,701,471
Cash paid for:
Interest	$ 644,493	$ 994,049

See notes to condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements (unaudited)

Note A Organization and Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of Registrant as of March 31, 2005, its results of operations and cash flows for the three months ended March 31, 2005 and 2004 and its changes in Members' equity for the three months ended March 31, 2005. Information included in the condensed balance sheet as of December 31, 2004 has been derived from the audited balance sheet included in Registrant's Form 10-K for the year ended December 31, 2004 (the "10-K") previously filed with the Securities and Exchange Commission (the "SEC"). Pursuant to rules and regulations of the SEC, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from these consolidated financial statements unless significant changes have taken place since the end of the most recent fiscal year. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto and the other information contained in the 10-K. The consolidated results of operations for the three months ended March 31, 2005 are not necessarily indicative of the results to be expected for the full year.

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

Cash at March 31, 2005 includes a money market account held at North Fork Bank pursuant to the terms of the Mortgage, to be used monthly to satisfy a portion ($166,167) of Registrant's mortgage interest obligation. On March 28, 2005, Registrant deposited an additional $2,000,000 into this restricted account under the same conditions and will continue to do so annually thereafter.

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

Overage Rent and other accumulated interest and dividend income are distributed annually after payment of any additional payments for supervisory services to Supervisor (as described in Note D below) and reserves for other expenses management judges to be suitable under the circumstances. For 2004, Sublessee reported net operating profit of $19,939,086; therefore, there was Overage Rent earned of $9,469,543 for the year ended December 31, 2004. Registrant incurred $450,652 as an additional payment for supervisory services. (See Note D).

Sublessee is a New York limited liability company in which Peter L. Malkin is a member, and entities for Peter L. Malkin's family members are among the beneficial owners.

Note D Supervisory Services

Registrant pays Supervisor for supervisory services and disbursements. The supervisory fees are $159,417 per annum (the "Basic Payment") plus an additional payment of 6% of all distributions to Participants in any year in excess of the amount representing a return of 9% per annum on their remaining original cash investment in any year ("Additional Payment"). At March 31, 2005, such remaining cash investment was $33,000,000, representing the original cash investment of the Participants in Registrant.

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

Pursuant to the fee arrangements described herein, Registrant paid Supervisor $39,854 of the Basic Payment for supervisory services for the three-month period ended March 31, 2005. No remuneration was paid during the three-month period ended March 31, 2005 by Registrant to any of the Members as such.

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

As of March 31, 2005, the Members owned of record and beneficially an aggregate of $28,333 of participations in Registrant, representing less than 1% of the currently outstanding participations therein totaling $33,000,000.

In addition, as of March 31, 2005 certain of the Members held additional Participations as follows:

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

Registrant does not pay dividends. During the three-month period ended March 31, 2005 Registrant made regular monthly distributions of $98.21 for each $10,000 participation ($1,178.52 per annum for each $10,000 participation). There are no restrictions on Registrant's present or future ability to make distributions; however, the amount of such distributions, particularly distributions of Overage Rent, depends on the ability of Sublessee to make payments of Basic Rent and Overage Rent to Registrant in accordance with the terms of the Sublease. Registrant expects to make distributions in the future so long as it receives the payments provided for under the Sublease. See Note C.

Registrant's results of operations are affected primarily by the amount of rent payable to it under the Sublease. The amount of Overage Rent payable to Registrant is affected by the New York City economy and real estate market.

Total income increased for the three-month period ended March 31, 2005 as compared with the three-month period ended March 31, 2004. The increase was the result of an increase in dividend and interest income during the current period as compared with the three- month period ended March 31, 2004.

Total expenses decreased for the three-month period ended March 31, 2005, as compared with the three-month period ended March 31, 2004. Such decrease is the net result of a decrease in interest on the mortgage, a decrease in fees and an increase in miscellaneous expenses during the three-month period ended March 31, 2005, as compared with the three-month period ended March 31, 2004.

Liquidity and Capital Resources

Registrant's liquidity has not significantly changed for the three-month period ended March 31, 2005, as compared with the three-month period ended March 31, 2004. Registrant may from time to time establish a reserve for contingent or unforeseen liabilities.

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

Inflation

Registrant believes that there has been no material change in the impact of inflation on its operations since the filing of its report on Form 10-K for the year ended December 31, 2004.

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

The original action was commenced in June 1997 and was referred to arbitration. The March 30, 2001 decision of the Arbitrators, which was confirmed by the court, (i) reaffirms the right of the investors in Sublessee to vote to terminate Helmsley-Spear without cause, (ii) dismisses Helmsley-Spear's claims against Wien & Malkin and Peter L. Malkin, and (iii) rejects the termination of Helmsley-Spear for cause. The parts of the decision under appeal were initially affirmed by the Appellate Division, and the New York Court of Appeals declined to review such ruling. On October 6, 2003, the United States Supreme Court granted Wien & Malkin's petition, vacated the judgment of the Appellate Division, and remanded the case to the New York court for further consideration of the issues raised by Wien & Malkin's appeal. On October 14, 2004, the Appellate Division issued a unanimous decision reversing the Arbitrators. The Appellate Division decided (i) that there was a covert assignment without Sublessee's knowledge or consent and (ii) that the corporation controlled by Irving Schneider and now named "Helmsley-Spear," which has represented itself to be Sublessee's managing agent since September 1997, in fact never received a valid assignment to become Sublessee's managing agent. Sublessee's previously authorized managing agent, the original corporation named "Helmsley-Spear," was owned by Harry B. Helmsley and is no longer active. On May 10, 2005, Helmsley-Spear was granted leave to appeal the Appellate Division's decision, and such decision is stayed pending appeal.

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

Date: May 31, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the undersigned as Attorney-in-Fact for each of the Members in Registrant, pursuant to the Power, on behalf of Registrant on the date indicated.

By: /s/ Mark Labell

Mark Labell, Attorney-in-Fact*

Date: May 31, 2005

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

Date: May 31, 2005

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

Date: May 31, 2005

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
13(a)

Letter to Participants dated April 29, 2005 and supplementary financial reports for the fiscal year ended December 31, 2004. The foregoing material shall not be deemed "filed" with the Commission or otherwise subject to the liabilities of Section 18 of the Securities Exchange Act of 1934

24

Powers of Attorney dated October 13, 2003 between the Partners of Registrant and Mark Labell which is filed as Exhibit 24 to Registrant's 10-Q for the quarter ended September 30, 2003 and is incorporated herein by reference.

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

    the Quarterly Report on Form 10-Q of Registrant for the period ended March 31, 2005(the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934(15 U.S.C.78m or 78o(d)); and

    the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Registrant.

Dated: May 31, 2005

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

    the Quarterly Report on Form 10-Q of Registrant for the period ended March 31, 2005(the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934(15 U.S.C.78m or 78o(d)); and

    the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Registrant.

Dated: May 31, 2005

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