Form 10-K/A
period 2004-12-31
EMPIRE STATE BUILDING ASSOCIATES
filed 2005-06-28
CIK 32776

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

[LETTERHEAD OF MCGRATH, DOYLE & PHAIR, CPA]

Empire State Building Company L.L.C.

60 East 42nd Street

New York, NY 10165

We have audited the accompanying Comparative Combined Statement of Income of Empire State Building and Observatory for the years ended December 31, 2004 and 2003 for the purpose of determining "Net Operating Profit" and "Overage Rent" as those terms are defined in Section 2.05 of Agreement of Sublease dated December 27, 1961. During the years ended December 31, 2004 and 2003, the entire building, with the exception of the Observatory, was operated by Empire State Building Company L.L.C. and the Observatory was operated by Empire State Building, Inc. The Combined Statement of Income is the responsibility of the management of Empire State Building Company L.L.C. and Empire State Building, Inc. Our responsibility is to express an opinion on the Combined Statement of Income based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the Combined Statement of Income is free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the statement. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the Combined Statement of Income. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the accompanying Comparative Combined Statement of Income of Empire State Building and Observatory presents fairly, in all material respects, the Net Operating Profit and Overage Rent for the years ended December 31, 2004 and 2003, in conformity with Section 2.05 of the aforementioned Agreement dated December 27, 1961.

As discussed in Note 2 to the Combined Statement of Income, Empire State Building Company L.L.C. and other related parties have been named as defendants in legal actions. All defendants have denied all material allegations. It is not possible at this time to predict the outcome or range of potential loss, if any, which might result from those actions. No provision for any loss has been made in the accompanying Combined Statement of Income.

New York, NY

March 22, 2005

[LETTERHEAD OF MCGRATH, DOYLE & PHAIR, CPA]

March 28, 2005

Empire State Building Company

New York, N.Y.

We consent to the use of our independent accountants' report dated March 22, 2005 covering our audits of the Comparative Combined Statement of Income of Empire State Building and Observatory in connection with and as part of your December 31, 2004 annual report (Form 10-K) to the Securities and Exchange Commission.

New York, N.Y.

Empire State Building and Observatory
COMPARATIVE COMBINED STATEMENT OF INCOME

			Increase
	2004	2003	(Decrease)
INCOME
Rent, including electricity	$ 69,630,556	$ 69,979,965	$ (349,409)
Observatory admissions	34,080,201	28,576,626	5,503,575
Other observatory income	5,739,711	4,806,036	933,675
Antenna rent	9,974,570	8,218,509	1,756,061
Insurance proceeds	39,996	400,000	(360,004)
Lease cancellation	299,259	54,942	244,317
Other	1,465,937	954,360	511,577
Total income	121,230,230	112,990,438	8,239,792

OPERATING EXPENSES
Rent	6,018,750	6,018,750	-
Real estate taxes	23,161,480	22,373,843	787,637
Wages, contract cleaning and protection service	15,271,480	14,942,864	328,616
Electricity	8,459,240	7,872,378	586,862
Tenants' and building alterations, repairs and supplies	16,028,298	14,363,994	1,664,304
Management fees and leasing commissions	4,567,665	5,032,606	(464,941)
Observatory:			-
Wages	3,451,808	3,205,546	246,262
Contracted labor	1,868,188	1,793,773	74,415
Advertising and public relations	299,404	623,578	(324,174)
Payroll taxes and other labor cost	1,250,507	1,147,981	102,526
Other taxes and expenses	948,218	662,077	286,141
Steam	2,377,428	2,140,863	236,565
Professional fees (Note 1)	2,323,508	2,547,847	(224,339)
Payroll taxes and other labor costs	4,442,204	4,111,137	331,067
Insurance	8,758,412	9,329,423	(571,011)
Water and sewer	352,638	162,892	189,746
Rubbish removal	110,771	122,017	(11,246)
Advertising	898,584	1,153,384	(254,800)
Telephone	100,514	133,296	(32,782)
Sprinkler alarm service	113,324	65,084	48,240
Directory service	31,743	22,245	9,498
NYS Sales tax	-	42,849	(42,849)
Interest on Sales tax	1,064	9,580	(8,516)
Paging and other intercommunication	126,010	130,877	(4,867)
Dues	22,986	29,324	(6,338)
Other expenses	306,920	347,640	(40,720)
Total expenses before overage rent	101,291,144	98,385,848	2,905,296

NET OPERATING PROFIT	$ 19,939,086	$ 14,604,590	$ 5,334,496

OVERAGE RENT, 50% OF NET OPERATING PROFIT
IN EXCESS OF $1,000,000	$ 9,469,543	$ 6,802,295	$ 2,667,248

(See notes to combined statement of income.)

Empire State Building and Observatory

NOTES TO COMBINED STATEMENT OF INCOME

NOTE

1. Professional fees in 2004 and 2003 include payments to Wien & Malkin LLP aggregating $410,087 and $383,724, respectively, including supervisory fees of $270,000 in each year. A partner in Wien & Malkin LLP is a member in Company.

2. Litigation

(a) Lieberman & Nowak, L.L.P. v. Empire State Building Co., L.L.C.

Company is a defendant in an action commenced on or about December 18, 2002 in which plaintiff Lieberman & Nowak, L.L.P. ("L&N") alleges: (i) that it was constructively evicted from the leased premises, (ii) that enhanced security measures at the Empire State Building following the terrorist attacks of September 11, 2001 wrongfully interfered with L&N's business, and (iii) that Company improperly failed to apply certain credits to L&N's rental arrears. L&N seeks damages of at least $524,000 including, on its constructive eviction claim, damages accruing at the rate of $22,000 per month.

After serving an initial answer denying the allegations in the complaint, Company engaged in discovery with L & N.

Following several months of discovery, Company filed a motion to amend its answer to (i) assert a counterclaim against L&N based on L&N's abandonment of its leased premises and (ii) obtain leave to assert a third-party complaint against the law firm of Dickstein Shapiro Morin & Oshinsky, L.L.P. ("Dickstein") based on Company's belief that Dickstein may be a successor-in-interest to L&N. Company's argument in this regard is based on an apparent de facto merger that took place between L&N and Dickstein at or around the same time that L&N abandoned the premises. Company seeks at least $2,488,467.10 in damages, jointly and severally, against L&N and Dickstein. Company's motion to amend was granted and, on or about December 4, 2003, Company served an amended answer, counterclaim and third-party complaint on L&N and Dickstein. L&N timely served a reply to the counterclaims. On or about February 6, 2004, Dickstein served a motion to dismiss the third-party complaint, in which it argues that it is not a successor-in-interest to L&N. By decision and order entered on July 26, 2004 ("the Order"), the court denied Dickstein's summary judgment motion with leave to renew, if deemed appropriate, after additional discovery is conducted on the issue of whether or not there was a de facto merger between plaintiff L&N and Dickstein. Dickstein filed a notice of appeal of the order on August 31, 2004 but has not yet perfected the appeal. The parties have been engaged in discovery.

Company will continue to vigorously contest the claims made against it in this action.

(b) Company, and numerous other New York City Building owners, are defendants in an action entitled Stanislawa Staniszek v. A.C.&S. Inc., et al., which is part of the New York City Asbestos Litigation pending before the New York State Supreme Court.

It is alleged that plaintiff, now deceased, suffered from mesothelioma and other related conditions as a result of being exposed to asbestos and asbestos-related products while employed as a project supervisor at various locations, including the Empire State Building.

While a Note of Issue was filed in this matter over two years ago, placing the case on the Court's trial calendar, the matter has since been removed from any trial cluster assigned by the Court and no new trial date has been set.

Company is awaiting further activity in the case by plaintiff's counsel, before pressing for further discovery.

Empire State Building and Observatory

NOTES TO COMBINED STATEMENT OF INCOME

NOTE

3 Contingent Liabilities

Wien & Malkin LLP and Peter L. Malkin, a member in Company, have been engaged in a proceeding with Helmsley-Spear, Inc. commenced in 1997, concerning the management, leasing and supervision of Company's property in which Wien & Malkin and Mr. Malkin have sought an order removing Helmsley-Spear. In this connection, certain costs for legal and professional fees and other expenses have been paid and incurred by Wien & Malkin and Mr. Malkin and additional costs are expected to be incurred. Wien & Malkin and Mr. Malkin have represented that such costs will be recovered only to the extent that ( a ) a competent tribunal authorizes payment by Company or ( b ) an investor voluntarily agrees that his or her proportionate share be paid. Accordingly, Company's allocable share of such costs is as yet undetermined and Company has not provided for the expense and related liability with respect to such costs in these financial statements.

The original action was commenced in June 1997 and was referred to arbitration. The March 30, 2001 decision of the Arbitrators, which was confirmed by the court, (i) reaffirms the right of the investors to vote to terminate Helmsley-Spear without cause, (ii) dismisses Helmsley-Spear's claims against Wien & Malkin and Peter L. Malkin, and (iii) rejects the termination of Helmsley-Spear for cause. The parts of the decision under appeal were initially affirmed by the Appellate Division, and the New York Court of Appeals declined to review such ruling. On October 6, 2003, the United States Supreme Court granted Wien & Malkin's petition, vacated the judgment of the Appellate Division and remanded the case to the New York court for further consideration of the issues raised by Wien & Malkin's appeal.

On October 14, 2004, the Appellate Division issued a unanimous decision reversing the Arbitrators. The Appellate Division decided (i) that there was a covert assignment without Company's knowledge or consent and (ii) that the corporation controlled by Irving Schneider and now named "Helmsley-Spear," which has represented itself to be Company's managing agent since September 1997, in fact never received a valid assignment to become Company's managing agent. Company's previously authorized managing agent, the original corporation named "Helmsley-Spear," was owned by Harry B. Helmsley and is no longer active. Helmsley-Spear has requested leave to appeal the Appellate Division's decision.

In January 1998, Irving Schneider, who is one of the controlling principals of Helmsley-Spear and has no record or beneficial interest in Company, brought litigation against Company's supervisor, Wien & Malkin, and member, Peter L. Malkin, claiming misconduct and seeking damages and disqualification from performing services for Company. In March 2002, the court dismissed Mr. Schneider's claims. Mr. Schneider has appealed this dismissal. Wien & Malkin and Mr. Malkin are defending against these claims.

In April 2002, Leona M. Helmsley, who is a 63.75% member in Company, brought litigation against Company's supervisor, Wien & Malkin, and member, Peter L. Malkin, claiming misconduct and seeking damages and disqualification from performing services for Company. In December 2002, Mrs. Helmsley withdrew all her claims, and this litigation was dismissed.