Form 10-Q
period 2005-06-30
EMPIRE STATE BUILDING ASSOCIATES
filed 2005-08-24
CIK 32776

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

(Unaudited)

For the Three Months For the Six Months

Ended June 30, Ended June 30,

2005 2004 2005 2004

Income:
Rent income, from a related
party (Note C)	$1,504,688	$1,504,688	$3,009,375	$3,009,375
Dividend income	27,086	9,356	79,381	26,273
Interest income	1,834	1,679	2,233	2,018
Miscellaneous income	0	15	0	0
Total income	1,533,608	1,515,738	3,090,989	3,037,666
Expenses:
Interest on mortgage (Note B)	994,049	994,049	1,977,174	1,988,097
Supervisory services, to a related party (Note D)	39,854	39,854	79,708	79,708
Depreciation of building (Note B)	249,566	249,566	499,131	499,131
Amortization of refinancing costs (Note B)	44,907	44,907	89,814	89,814
Fees, including amounts to a related party	0	0	0	2,296
Miscellaneous	345	0	1,005	0
Total expenses	1,328,721	1,328,376	2,646,832	2,659,046
Net income	$ 204,887	$ 187,362	$444,157	$378,620
Earnings per $10,000 Participation unit, based on 3,300 participation units outstanding during the period	$ 62.09	$ 56.78	$ 134.59	$ 114.73
Distributions per $10,000 Participation unit consisted of the following:
Income	$ 62.09	$ 56.78	$ 134.59	$ 114.73
Return of capital	232.57	237.88	2,594.16	1,819.84
Total distributions	$ 294.66	$ 294.66	$ 2,728.75	$ 1,934.57

At June 30, 2005 and 2004, there were $33,000,000 of participation units outstanding.

See notes to condensed consolidated financial statements.

Empire State Building Associates L.L.C.

Condensed Consolidated Balance Sheets

(Unaudited)

	June 30, 2005	December 31, 2004
Real Estate:
Land	$21,550,588	$21,550,588

Building	38,933,801	38,933,801
Less, accumulated depreciation	3,203,864	2,704,732
	35,729,937	36,229,069

Cash in banks and money market fund	4,694,920	13,065,276
Restricted cash re: mortgage interest (Note C)	1,506,415	509,672
Receivable from participants re:
NYS estimated tax	61,328	62,893
Additional rent due from Empire State Building Company L.L.C., a related party	-0-	719,543

Mortgage financing costs	1,796,287	1,796,287
Less, accumulated amortization	576,309	486,494
	1,219,978	1,309,793
Total assets	$ 64,763,166	$73,446,834

Liabilities and Members' Equity
Liabilities:
Accrued supervisory services, to a related party	$ -0-	$ 450,653
Accrued interest payable (Note B)	327,708	-0-
Long term debt (Note B)	60,500,000	60,500,000

Total liabilities	60,827,708	60,950,653

Empire State Building Associates L.L.C.

Condensed Consolidated Balance Sheets

(Unaudited)

(CONTINUED)

	June 30, 2005	December 31, 2004
Members' equity:
Members' equity January 1,	$12,496,181	$11,063,696
Add, Net income:
January 1, 2005 through June 30, 2005	444,157	-0-
January 1, 2004 through December 31, 2004	-0-	9,761,227
	12,940,338	20,824,923
Less, Distributions:
Monthly distributions
January 1, 2005 through June 30, 2005	1,944,667	-0-
January 1, 2004 through December 31, 2004	-0-	3,889,333
Additional distribution on March 2, 2005	7,060,213	-0-
Additional distribution on March 2, 2004	-0-	4,439,409

Total distributions	9,004,880	8,328,742

Members' equity:
June 30, 2005	3,935,458	-0-
December 31, 2004	-0-	12,496,181

Total liabilities and members' equity
June 30, 2005	$ 64,763,166
December 31, 2004		$73,446,834

See notes to condensed consolidated financial statements

Empire State Building Associates L.L.C.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

January 1, 2005 January 1, 2004

through through

June 30, 2005 June 30, 2004

Cash flows from operating activities:
Net income	$ 444,157	$ 378,620
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of building	499,131	499,131
Amortization of financing costs	89,814	89,814
Change in additional rent due from sublessee	719,543	802,295
Change in accrued supervisory services	(450,652)	(283,366)
Change in accrued expenses	327,708	(10,924)
Net cash provided by operating activities	1,629,701	1,475,570

Cash flows from investing activities:
Change in receivable from participants	1,566	213,780

Net cash provided by investing activities	1,566	213,780
Cash flows from financing activities:
Cash distributions	(9,004,880)	(6,384,075)

Net cash used in financing activities	(9,004,880)	(6,384,075)
Net decrease in cash and cash equivalents	(7,373,613)	(4,694,725)

Cash and cash equivalents,
beginning of period	13,574,948	10,857,816
Cash and cash equivalents, end of period	$ 6,201,335	$ 6,163,091
Cash paid for:
Interest	$ 1,649,465	$ 1,999,021

See notes to condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements (unaudited)

Note A Organization and Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of Registrant as of June 30, 2005, its results of operations for the three and six months ended June 30, 2005 and 2004 and its cash flows for the six months ended June 30, 2005 and 2004. Information included in the condensed balance sheet as of December 31, 2004 has been derived from the audited balance sheet included in Registrant's Form 10-K for the year ended December 31, 2004 (the "10-K") previously filed with the Securities and Exchange Commission (the "SEC"). Pursuant to rules and regulations of the SEC, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from these consolidated financial statements unless significant changes have taken place since the end of the most recent fiscal year. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto and the other information contained in the 10-K. The consolidated results of operations for the six months ended June 30, 2005 are not necessarily indicative of the results to be expected for the full year.

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

Cash at June 30, 2005 includes a money market account held at North Fork Bank pursuant to the terms of the Mortgage, to be used monthly to satisfy a portion ($166,167) of Registrant's mortgage interest obligation. On March 28, 2005, Registrant deposited an additional $2,000,000 into this restricted account under the same conditions and will continue to do so annually hereafter.

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

Note D Supervisory Services

Registrant pays Supervisor for supervisory services and disbursements. The supervisory fees are $159,417 per annum (the "Basic Payment") plus an additional payment of 6% of all distributions to Participants in any year in excess of the amount representing a return of 9% per annum on their remaining original cash investment in any year ("Additional Payment"). At June 30, 2005, such remaining cash investment was $33,000,000, representing the original cash investment of the Participants in Registrant.

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

Pursuant to the fee arrangements described herein, Registrant paid Supervisor $79,708 of the Basic Payment for supervisory services for the six-month period ended June 30, 2005. No remuneration was paid during the six-month period ended June 30, 2005 by Registrant to any of the Members as such.

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

As of June 30, 2005, the Members owned of record and beneficially an aggregate of $28,333 of participations in Registrant, representing less than 1% of the currently outstanding participations therein totaling $33,000,000.

In addition, as of June 30, 2005 certain of the Members held additional Participations as follows:

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

Registrant does not pay dividends. During the six-month period ended June 30, 2005 Registrant made regular monthly distributions of $98.21 for each $10,000 participation ($1,178.52 per annum for each $10,000 participation). There are no restrictions on Registrant's present or future ability to make distributions; however, the amount of such distributions, particularly distributions of Overage Rent, depends on the ability of Sublessee to make payments of Basic Rent and Overage Rent to Registrant in accordance with the terms of the Sublease. Registrant expects to make distributions in the future so long as it receives the payments provided for under the Sublease. See Note C.

Registrant's results of operations are affected primarily by the amount of rent payable to it under the Sublease. The amount of Overage Rent payable to Registrant is affected by the New York City economy and real estate market.

Total income increased for the six-month period ended June 30, 2005 as compared with the six-month period ended June 30, 2004. The increase was the result of an increase in dividend and interest income during the current period as compared with the six- month period ended June 30, 2004.

Total expenses decreased for the six-month period ended June 30, 2005, as compared with the six-month period ended June 30, 2004. Such decrease is the net result of a decrease in interest on the mortgage, a decrease in fees and an increase in miscellaneous expenses during the six-month period ended June 30, 2005, as compared with the six-month period ended June 30, 2004.

Liquidity and Capital Resources

Registrant's liquidity has not significantly changed for the six-month period ended June 30, 2005, as compared with the six-month period ended June 30, 2004. Registrant may from time to time establish a reserve for contingent or unforeseen liabilities.

No amortization payments are due under the Mortgage to reduce the outstanding principal balance prior to maturity. Furthermore, Registrant does not maintain any reserve to cover the principal payment of such Mortgage indebtedness at maturity. Therefore, repayment of the Mortgage will depend on Registrant's ability to arrange a refinancing. If the Real Estate continues to generate an annual net profit in future years comparable to that in past years, and if current real estate trends continue in the geographic area in which the Real Estate is located, Registrant anticipates that the value of the Real Estate would be sufficient to cover the Mortgage balance at maturity.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

The Property of Registrant is the subject of the following pending litigation:

Wien & Malkin LLP and Peter L. Malkin, a member of Sublessee, have been engaged in a proceeding with Helmsley-Spear, Inc. commenced in 1997, concerning the management, leasing and supervision of Sublessee's property in which Wien & Malkin and Mr. Malkin have sought an order removing Helmsley-Spear. In this connection, certain costs for legal and professional fees and other expenses have been paid and incurred by Wien & Malkin and Mr. Malkin, and additional costs are expected to be incurred. Wien & Malkin and Mr. Malkin have represented that such costs will be recovered only to the extent that (a) a competent tribunal authorizes payment or (b) an investor voluntarily agrees that his or her proportionate share be paid. Accordingly, Associates' allocable share of such costs is as yet undetermined, and Associates has not provided for the expense and related liability with respect to such costs in its financial statements.

The original action was commenced in June 1997 and was referred to arbitration. The March 30, 2001 decision of the Arbitrators, which was confirmed by the court, (i) reaffirmed the right of the investors in Sublessee to vote to terminate Helmsley-Spear without cause, (ii) dismissed Helmsley-Spear's claims against Wien & Malkin and Peter L. Malkin, and (iii) rejected the termination of Helmsley-Spear for cause. The parts of the decision under appeal were initially affirmed by the Appellate Division, and the New York Court of Appeals declined to review such ruling. On October 6, 2003, the United States Supreme Court granted Wien & Malkin's petition, vacated the judgment of the Appellate Division, and remanded the case to the New York court for further consideration of the issues raised by Wien & Malkin's appeal. On October 14, 2004, the Appellate Division issued a unanimous decision reversing the Arbitrators. The Appellate Division decided (i) that there was a covert assignment without Sublessee's knowledge or consent and (ii) that the corporation controlled by Irving Schneider and now named "Helmsley-Spear," which has represented itself to be Sublessee's managing agent since September 1997, in fact never received a valid assignment to become Sublessee's managing agent. Sublessee's previously authorized managing agent, the original corporation named "Helmsley-Spear," was owned by Harry B. Helmsley and is no longer active. On May 10, 2005, Helmsley-Spear was granted leave to appeal the Appellate Division's decision, and such decision is stayed pending appeal.

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

Date: August 24, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the undersigned as Attorney-in-Fact for each of the Members in Registrant, pursuant to the Power, on behalf of Registrant on the date indicated.

By: /s/ Mark Labell

Mark Labell, Attorney-in-Fact*

Date: August 24, 2005

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

Date: August 24, 2005

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

Date: August 24, 2005

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

    the Quarterly Report on Form 10-Q of Registrant for the period ended June 30, 2005(the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934(15 U.S.C.78m or 78o(d)); and

    the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Registrant.

Dated: August 24, 2005

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

    the Quarterly Report on Form 10-Q of Registrant for the period ended June 30, 2005(the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934(15 U.S.C.78m or 78o(d)); and

    the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Registrant.

Dated: August 24, 2005

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