Form 10-Q
period 2005-09-30
EMPIRE STATE BUILDING ASSOCIATES
filed 2005-12-09
CIK 32776

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes [ ] No [ X ] .

An Exhibit Index is located on Page 14 of this Report.

Number of pages (including exhibits) in this filing: 14

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Empire State Building Associates L.L.C.

Condensed Consolidated Statements of Income

(Unaudited)

For the Three Months For the Nine Months

Ended September 30, Ended September 30,

2005 2004 2005 2004

Income:
Rent income, from a related
party (Note C)	$1,504,688	$1,504,688	$4,514,063	$4,514,063
Dividend income	32,150	12,188	111,531	38,460
Interest income	1,356	1,349	3,588	3,367
Total income	1,538,194	1,518,225	4,629,182	4,555,890
Expenses:
Interest on mortgage (Note B)	1,004,973	1,004,973	2,982,145	2,993,069
Supervisory services, to a related party (Note D)	39,855	39,855	119,563	119,563
Depreciation of building (Note B)	249,566	249,566	748,698	748,698
Amortization of refinancing costs (Note B)	44,907	44,907	134,721	134,721
Fees, including amounts to a related party	0	0	600	2,296
Miscellaneous	(360)	45	45	45
Total expenses	1,338,941	1,339,346	3,985,772	3,998,392
Net income	$ 199,253	$ 178,879	$643,410	$557,498
Earnings per $10,000 Participation unit, based on 3,300 participation units outstanding during the period	$ 60.38	$ 54.21	$ 194.97	$ 168.94
Distributions per $10,000 Participation unit consisted of the following:
Income	$ 60.38	$ 54.21	$ 194.97	$ 168.94
Return of capital	234.27	240.44	2,828.43	2,060.27
Total distributions	$ 294.65	$ 294.65	$ 3,023.40	$ 2,229.21

At September 30, 2005 and 2004, there were $33,000,000 of participation units outstanding.

See notes to condensed consolidated financial statements.

Empire State Building Associates L.L.C.

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30, 2005	December 31, 2004
Real Estate:
Land	$21,550,588	$21,550,588

Building	38,933,801	38,933,801
Less, accumulated depreciation	3,453,429	2,704,732
	35,480,372	36,229,069

Cash in banks and money market fund	4,684,847	13,065,276
Restricted cash re: mortgage interest (Note C)	1,007,771	509,672
Receivable from participants re:
NYS estimated tax	91,437	62,893
Additional rent due from Empire State Building Company L.L.C., a related party	-0-	719,543

Mortgage financing costs	1,796,287	1,796,287
Less, accumulated amortization	621,216	486,494
	1,175,071	1,309,793
Total assets	$ 63,990,086	$73,446,834

Liabilities and Members' Equity
Liabilities:
Accrued supervisory services, to a related party	$ -0-	$ 450,653
Accrued interest payable (Note B)	327,708	-0-
Long term debt (Note B)	60,500,000	60,500,000

Total liabilities	60,827,708	60,950,653

Empire State Building Associates L.L.C.

Condensed Consolidated Balance Sheets

(Unaudited)

(CONTINUED)

	September 30, 2005	December 31, 2004
Members' equity:
Members' equity January 1,	$12,496,181	$11,063,696
Add, Net income:
January 1, 2005 through September 30, 2005	643,410	-0-
January 1, 2004 through December 31, 2004	-0-	9,761,227
	13,139,591	20,824,923
Less, Distributions:
Monthly distributions
January 1, 2005 through September 30, 2005	2,917,000	-0-
January 1, 2004 through December 31, 2004	-0-	3,889,333
Additional distribution on March 2, 2005	7,060,213	-0-
Additional distribution on March 2, 2004	-0-	4,439,409

Total distributions	9,977,213	8,328,742

Members' equity:
September 30, 2005	3,162,378	-0-
December 31, 2004	-0-	12,496,181

Total liabilities and members' equity
September 30, 2005	$ 63,990,086
December 31, 2004		$73,446,834

See notes to condensed consolidated financial statements

Empire State Building Associates L.L.C.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

January 1, 2005 January 1, 2004

through through

September 30, 2005 September 30, 2004

Cash flows from operating activities:
Net income	$ 643,410	$ 557,498
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of building	748,698	748,698
Amortization of financing costs	134,721	134,721
Change in additional rent due from sublessee	719,543	802,295
Change in accrued interest payable	327,708	(10,924)
Change in accrued supervisory services	(450,653)	(283,366)

Net cash provided by operating activities	2,123,427	1,948,922

Cash flows from investing activities:
Change in receivable from participants	(28,544)	195,291

Net cash provided by (used in) investing activities	(28,544)	195,291
Cash flows from financing activities:
Cash distributions	(9,977,213)	(7,356,409)

Net cash used in financing activities	(9,977,213)	(7,356,409)
Net decrease in cash and cash equivalents	(7,882,330)	(5,212,196)

Cash and cash equivalents,
beginning of period	13,574,948	10,857,816
Cash and cash equivalents, end of period	$ 5,692,618	$ 5,645,620
Cash paid for:
Interest	$2,654,437	$ 3,003,993

See notes to condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements (unaudited)

Note A Organization and Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of Registrant as of September 30, 2005, its results of operations for the three and nine months ended September 30, 2005 and 2004 and its cash flows for the nine months ended September 30, 2005 and 2004. Information included in the condensed balance sheet as of December 31, 2004 has been derived from the audited balance sheet included in Registrant's Form 10-K for the year ended December 31, 2004 (the "10-K") previously filed with the Securities and Exchange Commission (the "SEC"). Pursuant to rules and regulations of the SEC, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from these consolidated financial statements unless significant changes have taken place since the end of the most recent fiscal year. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto and the other information contained in the 10-K. The consolidated results of operations for the nine months ended September 30, 2005 are not necessarily indicative of the results to be expected for the full year.

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

Cash at September 30, 2005 includes a money market account held at North Fork Bank pursuant to the terms of the Mortgage, to be used monthly to satisfy a portion ($166,167) of Registrant's mortgage interest obligation. On March 28, 2005, Registrant deposited an additional $2,000,000 into this restricted account under the same conditions and will continue to do so annually hereafter.

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

Note D Supervisory Services

Registrant pays Supervisor for supervisory services and disbursements. The supervisory fees are $159,417 per annum (the "Basic Payment") plus an additional payment of 6% of all distributions to Participants in any year in excess of the amount representing a return of 9% per annum on their remaining original cash investment in any year ("Additional Payment"). At September 30, 2005, such remaining cash investment was $33,000,000, representing the original cash investment of the Participants in Registrant.

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

Pursuant to the fee arrangements described herein, Registrant paid Supervisor $119,563 of the Basic Payment for supervisory services for the nine-month period ended September 30, 2005. No remuneration was paid during the nine-month period ended September 30, 2005 by Registrant to any of the Members as such.

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

As of September 30, 2005, the Members owned of record and beneficially an aggregate of $28,333 of participations in Registrant, representing less than 1% of the currently outstanding participations therein totaling $33,000,000.

In addition, as of September 30, 2005 certain of the Members held additional Participations as follows:

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

Item 2. Management's Discussion and Analysis of

Financial Condition and Results of Operations

Forward Looking Statements

Readers of this discussion are advised that the discussion should be read in conjunction with the condensed consolidated financial statements of Registrant (including related notes thereto) appearing elsewhere in this Form 10-Q. Certain statements in this discussion may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements reflect Registrant's current expectations regarding future results of operations, economic performance, financial condition and achievements of Registrant, and do not relate strictly to historical or current facts. Registrant has tried, wherever possible, to identify these forward-looking statements by using words such as "believe," "expect," "anticipate," "intend," "plan," "estimate" or words of similar meaning.

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

Registrant does not pay dividends. During the nine-month period ended September 30, 2005 Registrant made regular monthly distributions of $98.21 for each $10,000 participation ($1,178.52 per annum for each $10,000 participation). There are no restrictions on Registrant's present or future ability to make distributions; however, the amount of such distributions, particularly distributions of Overage Rent, depends on the ability of Sublessee to make payments of Basic Rent and Overage Rent to Registrant in accordance with the terms of the Sublease. Registrant expects to make distributions in the future so long as it receives the payments provided for under the Sublease. See Note C.

Registrant's results of operations are affected primarily by the amount of rent payable to it under the Sublease. The amount of Overage Rent payable to Registrant is affected by the New York City economy and real estate market.

Total income increased for the nine-month period ended September 30, 2005 as compared with the nine-month period ended September 30, 2004. The increase was the result of an increase in dividend and interest income during the current period as compared with the nine- month period ended September 30, 2004.

Total expenses decreased for the nine-month period ended September 30, 2005, as compared with the nine-month period ended September 30, 2004. Such decrease is the result of a decrease in interest on the mortgage and a decrease in fees during the nine-month period ended September 30, 2005, as compared with the nine-month period ended September 30, 2004.

Liquidity and Capital Resources

Registrant's liquidity has not significantly changed for the nine-month period ended September 30, 2005, as compared with the nine-month period ended September 30, 2004. Registrant may from time to time set aside cash funds for contingent liabilities.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

The Property of Registrant is the subject of the following pending litigation:

Wien & Malkin LLP and Peter L. Malkin, a member of Sublessee, have been engaged in a proceeding with Helmsley-Spear, Inc. commenced in 1997, concerning the management, leasing and supervision of Sublessee's property in which Wien & Malkin and Mr. Malkin have sought an order removing Helmsley-Spear. In this connection, certain costs for legal and professional fees and other expenses have been paid and incurred by Wien & Malkin and Mr. Malkin, and additional costs are expected to be incurred. Wien & Malkin and Mr. Malkin have represented that such costs will be recovered only to the extent that (a) a competent tribunal authorizes payment or (b) an investor voluntarily agrees that his or her proportionate share be paid. Accordingly, Registrant's allocable share of such costs is as yet undetermined, and Registrant has not provided for the expense and related liability with respect to such costs in its financial statements.

The original action was commenced in June 1997 and was referred to arbitration. The March 30, 2001 decision of the Arbitrators, which was confirmed by the court, (i) reaffirmed the right of the investors in Sublessee to vote to terminate Helmsley-Spear without cause, (ii) dismissed Helmsley-Spear's claims against Wien & Malkin and Peter L. Malkin, and (iii) rejected the termination of Helmsley-Spear for cause. The parts of the decision under appeal were initially affirmed by the Appellate Division, and the New York Court of Appeals declined to review such ruling. On October 6, 2003, the United States Supreme Court granted Wien & Malkin's petition, vacated the judgment of the Appellate Division, and remanded the case to the New York court for further consideration of the issues raised by Wien & Malkin's appeal. On October 14, 2004, the Appellate Division issued a unanimous decision reversing the Arbitrators. The Appellate Division decided (i) that there was a covert assignment without Sublessee's knowledge or consent and (ii) that the corporation controlled by Irving Schneider and now named "Helmsley-Spear," which has represented itself to be Sublessee's managing agent since September 1997, in fact never received a valid assignment to become Sublessee's managing agent. Sublessee's previously authorized managing agent, the original corporation named "Helmsley-Spear," was owned by Harry B. Helmsley and is no longer active. On May 10, 2005, Helmsley-Spear was granted leave to appeal the Appellate Division's decision, and such decision is stayed pending the appeal.

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

Date: December 9, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the undersigned as Attorney-in-Fact for each of the Members in Registrant, pursuant to the Power, on behalf of Registrant on the date indicated.

By: /s/ Mark Labell

Mark Labell, Attorney-in-Fact*

Date: December 9, 2005

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

Date: December 9, 2005

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

Date: December 9, 2005

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

    the Quarterly Report on Form 10-Q of Registrant for the period ended September 30, 2005(the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934(15 U.S.C.78m or 78o(d)); and

    the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Registrant.

Dated: December 9, 2005

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

    the Quarterly Report on Form 10-Q of Registrant for the period ended September 30, 2005(the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934(15 U.S.C.78m or 78o(d)); and

    the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Registrant.

Dated: December 9, 2005

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