Form 10-K
period 2005-12-31
EMPIRE STATE BUILDING ASSOCIATES
filed 2006-06-23
CIK 32776

FORM 10-K

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

Sublessee is a New York limited liability company in which Peter L. Malkin is a member and entities for Peter L. Malkin's family members are beneficial owners. All of the members in Registrant hold senior positions at Wien & Malkin LLP (the "Supervisor"), 60 East 42nd Street, New York, New York, which provides supervisory and other services to Registrant and to Sublessee. See Items 10, 11, 12 and 13 hereof for a description of the ongoing services rendered by, and compensation paid to, Supervisor and for a discussion of certain relationships which may pose potential conflicts of interest among Registrant, Sublessee and certain of their respective affiliates.

As of December 31, 2005, the Building was 85% occupied by approximately 873 tenants who engage in various businesses, including the Boy Scouts, the YMCA, the practice of law and accounting, ladies' and men's apparel, and ladies' and men's shoes. Registrant does not maintain a full-time staff. See Item 2 hereof for additional information concerning the Real Estate.

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

Overage Rent income is recognized when earned from the Sublessee, at the close of the year ending December 31; such income is not determinable until the Sublessee, pursuant to the Sublease, provides the Registrant with an audit report from a certified public accountant on the Sublessee's operation of the Real Estate. The Sublease requires that this report be delivered to Registrant annually within 60 days after the end of each such fiscal year. Accordingly, all Overage Rent income and certain supervisory services expense are reflected in the fourth quarter of each year. The Sublease does not provide for the Sublessee to render interim reports to Registrant. See Note 3 of Notes to the Consolidated Financial Statements filed under Item 8 hereof (the "Notes") regarding Overage Rent payments by Sublessee for the fiscal years ended December 31, 2005, 2004 and 2003. There was Overage Rent of $16,324,979 for the year ended December 31, 2005.

(c) Competition

Pursuant to tenant space leases at the Building, the average annual base rental payable to Sublessee is approximately $28.73 per square foot (exclusive of electricity charges and escalation). The asking rents for the building range from $35 to $41 per square foot.

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

The Real Estate is carried in the financial statements at a total cost of $60,484,389 at December 31, 2005, consisting of $57,500,000 for the purchase price paid to the seller, $752,022 for acquisition costs, and $2,232,367 representing the unamortized balance of the cost of the Master Lease on the date the Real Estate was acquired. The cost of the Land is estimated to be 35.63% of the total cost of the Real Estate, and the Building, 64.37%. Under the terms of the contract of sale and the deed, there is no merger of the fee estate and the leasehold, although on a consolidated financial statement basis the Registrant incurred no leasehold rent expense after acquiring the Real Estate.

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

Item 3. Legal Proceedings.

The Property of Registrant is the subject of the following pending litigation:

Wien & Malkin and Peter L. Malkin, a member in Registrant, have been engaged in a proceeding with Sublessee's managing agent, Helmsley-Spear, Inc. commenced in 1997, concerning the management, leasing, and supervision of the property that is subject to the Sublease to the operating Sublessee. In this connection, certain legal and professional fees and other expenses have been paid and incurred by Wien & Malkin and Mr. Malkin, and additional costs are expected to be incurred. Wien & Malkin and Mr. Malkin have represented that such costs will be recovered only to the extent that (a) competent tribunal authorizes payment or (b) an investor voluntarily agrees that his or her proportionate share be paid. Accordingly, Registrant's allocable share of such costs is as yet undetermined, and Registrant has not provided for the expense and related liability with respect to such costs in these consolidated financial statements.

The original action was commenced in June 1997 and was referred to arbitration. The March 30, 2001 decision of the Arbitrators, which was confirmed by the court, (i) reaffirmed the right of the investors in the Sublessee to vote to terminate Helmsley-Spear, Inc. without cause, (ii) dismissed Helmsley-Spear, Inc.'s claims against Wien & Malkin and Peter L. Malkin, and (iii) rejected the termination of Helmsley-Spear, Inc. for cause. The parts of the decision under appeal were initially affirmed by the Appellate Division, and the New York Court of Appeals declined to review such ruling. On October 6, 2003, the United States Supreme Court granted Wien & Malkin's petition, vacated the judgment of the Appellate Division and remanded the case to the New York court for further consideration of the issues raised by Wien & Malkin's appeal.

On October 14, 2004, the Appellate Division issued a unanimous decision reversing the Arbitrators. The Appellate Division decided (i) that there was a covert assignment without Sublessee's knowledge or consent and (ii) that the corporation controlled by Irving Schneider and now named "Helmsley-Spear," which has represented itself to be Sublessee's managing agent since September 1997, in fact never received a valid assignment to become Sublessee's managing agent. Sublessee's previously authorized managing agent, the original corporation named "Helmsley-Spear," was owned by Harry B. Helmsley and is no longer active. On May 10, 2005, Helmsley-Spear was granted leave to appeal the Appellate Division's decision and on February 21, 2006 the Court of Appeals reversed the decision of the Appellate Division and reinstated the decision of the Arbitrators, including items (i), (ii), and (iii) in the preceding paragraph. Wien & Malkin and Peter Malkin are reviewing possible appeal of this ruling.

In January 1998, Irving Schneider, who is one of the controlling principals of Helmsley-Spear and has no record or beneficial interest in the Sublessee, brought litigation against Sublessee's supervisor, Wien & Malkin, and member, Peter L. Malkin, claiming misconduct and seeking damages and disqualification from performing services for the Sublessee. In March 2002, the court dismissed Mr. Schneider's claims. Although Mr. Schneider thereafter appealed the dismissal, the claim has now been withdrawn and is no longer pending.

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

Registrant has not issued any common stock. The securities registered by it under the Securities Exchange Act of 1934, as amended, consist of participations in the Members' interests in Registrant (the "Participations") and are not shares of common stock nor their equivalent. The Participations represent each Participant's fractional share in a Member's undivided interest in Registrant and are divided approximately equally among the Members. A full unit of the Participations was offered originally at a purchase price of $10,000; fractional units were also offered at proportionate purchase prices. Registrant has not repurchased Participations in the past and is not likely to change that policy in the future.

    The Participations are neither traded on an established securities market nor are readily tradable on a secondary market or the substantial equivalent thereof. Based on Registrant's transfer records, Participations are sold by the holders thereof from time to time in privately negotiated transactions and, in many instances, Registrant is not aware of the prices at which such transactions occur. During the past year there were 175 transfers. In one instance, the indicated purchase price was equal to 6.7 times the face amount of the Participation transferred, i.e., $33,500 for a $5,000 Participation. In one instance, the indicated purchase price was equal to 5.8 times the face amount of the Participation transferred. In one instance, the indicated purchase price was equal to 4 times the face amount of the Participation transferred. In three instances, the indicated purchase price was equal to 3 times the face amount of the Participation transferred. In one instance, the indicated purchase price was equal to 2.25 times the face amount of the Participation transferred. In one instance, the indicated purchase price was equal to 2 times the face amount of the Participation transferred. In six instances, the indicated purchase price was equal to 1.55 times the face amount of the Participation transferred. In all other cases, no consideration was indicated.

    As of December 31, 2005, there were 2,759 holders of Participations of record.

    Registrant does not pay dividends. During the year ended December 31, 2005, Registrant made regular monthly distributions of $98.21 for each $10,000 Participation. There was Overage Rent of $16,324,979 for the year ended December 31, 2005 which enabled Registrant to make an additional distribution for each $10,000 Participation of $4,120 on March 3, 2006. See Item 1 hereof. There are no restrictions on Registrant's present or future ability to make distributions; however, the amount of such distributions, particularly distributions of Overage Rent, depends solely on Sublessee's ability to make payments of Basic Rent and Overage Rent to Registrant. See Item 1 hereof. Registrant expects to make monthly distributions in the future so long as it receives the payments provided under the Sublease. See Item 7 hereof.

[SELECTED FINANCIAL DATA]

Item 6.

Item 6.

EMPIRE STATE BUILDING ASSOCIATES L.L.C.

(A Limited Liability Company)

SELECTED FINANCIAL DATA

(Unaudited)

The following table presents selected financial data for each of the last five years ended December 31, 2005. This information is unaudited and has been prepared on the same basis as the audited consolidated financial statements included in this Annual Report on Form 10-K. This data should be read together with the consolidated financial statements and the notes thereto included in this Annual Report on Form 10-K.

Year ended December 31
2005	2004	2003	2002	2001
Basic rent income	$ 6,018,750	$ 6,018,750	$ 6,018,750	$ 6,018,750	$ 6,018,750
Overage rent income	16,324,979	9,469,543	6,802,295	14,476,008	26,072,502
Dividend and interest income	158,209	61,322	70,481	152,081	248,948
Miscellaneous income	0	-	-	-	1,660,904
Total revenues	$22,501,938	$15,549,615	$12,891,526	$20,646,839	$34,001,104
Net income	$16,308,881	$ 9,761,227	$7,247,765	$15,397,298	$29,512,491
Earnings per $10,000 participation unit, based on 3,300 participation units outstanding during the year	$ 4,942	$ 2,958	$ 2,196	$ 4,666	$ 8,943
Total assets	$80,063,503	$73,446,834	$72,185,694	$80,521,663	$32,347,669
Long-term obligations	$60,500,000	$60,500,000	$60,500,000	$60,500,000	$ - 0 -
Distributions per $10,000 participation unit, based on 3,300 participation units outstanding during the year:
Income	$3,318	$ 2,524	$ 2,196	$ 4,666	$ 5,182
Return of capital	-0-	-0-	2,394	3,513	- 0-
Total distributions	$3,318	$ 2,524	$ 4,590	$ 8,179	$ 5,182

Item 7.

EMPIRE STATE BUILDING ASSOCIATES L.L.C.

(A Limited Liability Company)

QUARTERLY RESULTS OF OPERATIONS

(Unaudited)

The following table presents the Registrant's operating results for each of the eight fiscal quarters in the period ended December 31, 2005. The information for each of these quarters is unaudited and has been prepared on the same basis as the audited consolidated financial statements included in this Annual Report on Form 10-K. In the opinion of management, all necessary adjustments, which consist only of normal and recurring accruals, have been included to present fairly the unaudited quarterly results. This data should be read together with the consolidated financial statements and the notes thereto included in this Annual Report on Form 10-K.

Three Months Ended Three Months Ended

	March 31,	June 30,	September 30,	December 31,
Consolidated Income Data:	2005	2005	2005	2005

Minimum net, basic rent income	$1,504,687	$1,504,688	$1,504,688	$ 1,504,687
Additional rent income	-	-	-	16,324,979
Dividend and interest income	52,695	28,920	33,506	43,088
Total revenues	1,557,382	1,533,608	1,538,194	17,872,754

Interest on mortgage	983,125	994,049	1,004,973	1,004,971
Supervisory services	39,854	39,854	39,855	907,645
Depreciation of building	249,566	249,566	249,566	249,564
Amortization of financing costs	44,907	44,907	44,907	44,908
Professional fees and miscellaneous	660	345	(360)	195
Total expenses	1,318,112	1,328,721	1,338,941	2,207,283
Net income	$ 239,270	$ 204,887	$ 199,253	$ 15,665,471

Earnings per $10,000 participation unit, based on 3,300 participation units outstanding during each period	$ 73	$ 62	$ 60	$ 4,747

Item 7.

EMPIRE STATE BUILDING ASSOCIATES L.L.C.

(A Limited Liability Company)

QUARTERLY RESULTS OF OPERATIONS (Continued)

(Unaudited)

Three Months Ended

	March 31,	June 30,	September 30,	December 31,
Consolidated Income Data:	2004	2004	2004	2004
Minimum net, basic rent income	$1,504,687	$1,504,688	$1,504,688	$1,504,687
Additional rent income	-	-	-	9,469,543
Dividend and interest income	17,256	11,035	13,537	19,494
Total revenues	1,521,943	1,515,723	1,518,225	10,993,724

Interest on mortgage	994,048	994,048	1,004,973	1,004,973
Supervisory services	39,854	39,854	39,854	490,507
Depreciation of building	249,566	249,566	249,566	249,566
Amortization of financing costs	44,907	44,907	44,907	44,907
Professional fees and miscellaneous	2,311	(15)	45	44
Total expenses	1,330,686	1,328,360	1,339,345	1,789,997
Net income	$ 191,257	$ 187,363	$ 178,880	$9,203,727

Earnings per $10,000 participation unit, based on 3,300 participation units outstanding during each period	$ 58	$ 57	$ 54	$ 2,789

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

SIGNIFICANT ACCOUNTING POLICIES AND ESTIMATES

The Securities and Exchange Commission ("SEC") issued disclosure guidance for "Critical Accounting Policies." The SEC defines Critical Accounting guidance for Critical Accounting Policies as those that require the application of Management's most difficult, subjective, or complex judgments, often because of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods.

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, the preparation of which takes into account estimates based on judgments and assumptions that affect certain amounts and disclosures. Accordingly, actual results could differ from these estimates. The accounting policies and estimates used and outlined in Note 2 to our consolidated financial statements, which are presented elsewhere in this annual report, have been applied consistently as at December 31, 2005 and 2004, and for the years ended December 31, 2005, 2004 and 2003. We believe that the following accounting policies or estimates require the application of Management's most difficult, subjective, or complex judgments:

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

Revenue Recognition: Basic rent and additional rent, which is based on the Sublessee's annual net income as defined in the Sublease, are recognized when earned. Before Registrant can recognize revenue, it is required to assess, among other things, its collectibility. If Registrant incorrectly determines the collectability of revenue, its net income and assets could be overstated.

Financial Condition and Results of Operations

At the time of its organization, Registrant acquired the Master Lease of the Property subject to the Sublease. Basic Rent received by Registrant was used to pay annual rent due under the Master Lease and the Basic Payment and a portion of the Additional Payment for supervisory services; and the balance of such Basic Rent was distributed to the Participants. Currently, Basic Rent received by Registrant is used to pay the Basic Payment and a portion of the Additional Payment for supervisory services and a portion of debt service on the new mortgage; and the balance of such Basic Rent is distributed to the Participants. Overage Rent and any interest and dividends accumulated thereon are distributed to the Participants after the Additional Payment is made to Supervisor. Pursuant to the Sublease, Sublessee has assumed responsibility for the condition, operation, repair, maintenance and management of the Property. Registrant is not required to maintain liquid assets to defray any operating expenses of the Property.

The supervisory services provided to Registrant by Supervisor include, but are not limited to, providing or coordinating counsel services to Registrant, maintaining all of its entity and Participant records, performing physical inspections of the Building, reviewing insurance coverage, conducting annual supervisory review meetings, receipt of monthly rent from Sublessee, payment of monthly and additional distributions to the Participants, payment of all other disbursements, confirmation of the payment of real estate taxes, active review of financial statements submitted to Registrant by Sublessee and financial statements audited by and tax information prepared by Registrant's independent public accountant, and distribution of related materials to the Participants. Supervisor also prepares quarterly, annual and other periodic filings with the SEC and applicable state authorities.

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

The following summarizes the material factors affecting Registrant's results of operations for the three preceding years:

(a) Total income increased for the year ended December 31, 2005 as compared with the year ended December 31, 2004. Such increase was the result of an increase in Overage Rent received by Registrant in 2005 and an increase in dividend and interest income earned as compared with the year ended December 31, 2004. Total income increased for the year ended December 31, 2004 as compared with the year ended December 31, 2003. Such increase was the net result of an increase in Overage Rent in the year 2004 and a decrease in dividend and interest income earned as compared with the year ended December 31, 2003. See Note 3 of the Notes to the Consolidated Financial Statements.

(b) Total expenses increased for the year ended December 31, 2005 as compared with the year ended December 31, 2004. Such increase is the net result of a decrease in interest expense on the mortgage and a decrease in professional fees and an increase in the additional payment to Supervisor as compared with the year ended December 31, 2004. Total expenses increased for the year ended December 31, 2004 as compared with the year ended December 31, 2003. Such increase is the net result of an increase in interest expense on the mortgage, an increase in the additional payment to Supervisor, and a decrease in professional fees as compared with the year ended December 31, 2003.

Liquidity and Capital Resources

Registrant's liquidity has increased at December 31, 2005 as compared to December 31, 2004 as a result of the partial receipt of Overage Rent in the current year. Registrant may from time to time set aside cash for contingent liabilities.

No amortization payments are due under the mortgage to reduce the outstanding principal balance prior to maturity. Furthermore, Registrant does not maintain any reserve to cover the principal payment of such mortgage indebtedness at maturity. Therefore, repayment of the mortgage will depend on Registrant's ability to arrange a refinancing. Assuming that the Property continues to generate an annual net profit in future years comparable to that in past years, Registrant anticipates that the value of the Property would be well in excess of the amount of the mortgage balance at maturity.

Registrant anticipates that funds for working capital will be generated by rental payments received from the Sublessee, which entity in turn is required to make payments of Basic Rent and Overage Rent under the Sublease and, to the extent necessary, from additional capital investment by the Members of the Sublessee and/or external financing.

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

Based on Sublessee's review of the need for upgrades and improvements to the property, it is projected by Sublessee that improvement costs of approximately $22,887,570 will be incurred in 2006.

The Sublessee anticipates that the costs of improvements to be incurred will reduce Overage Rent during the year 2006 but should have no effect on the payment of Basic Rent.

Item 8. Financial Statements and Supplementary Data.

The financial statements, together with the accompanying reports by J.H. Cohn LLP and McGrath, Doyle & Phair, immediately following, are being filed in response to this item.

Item 9. Disagreements on Accounting and Financial Disclosure.

Not applicable.

Item 9a. Controls and Procedures.

    Evaluation of disclosure controls and procedures. The person(s) who functions in the capacity of Registrant's chief executive officer and Registrant's chief financial officer, after evaluating the effectiveness of Registrant's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of December 31, 2005, the end of the period for which this report is being filed, have concluded that Registrant's disclosure controls and procedures were effective and designed to ensure that material information relating to Registrant would be made known to them by others within those entities on a timely basis.

    Changes in internal controls over financial reporting. There were no changes in Registrant's internal controls over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to affect, the Registrant's internal controls over financial reporting.

PART III

Item 10. Directors and Executive Officers of Registrant.

Registrant has no directors or officers or any other centralization of management. There is no specific term of office for any Agent. The table below sets forth as to each Member as of December 31, 2005 the following: name, age, nature of any family relationship with any other Agent, business experience during the past five years and principal occupation and employment during such period, including the name and principal business of any corporation or any organization in which such occupation and employment was carried on and the date such individual became an Agent:

Name	Age	Nature of Family Relationship	Business Experience	Principal Occupation and Employment	Date Individual became an agent
Peter L. Malkin	72	Father of Anthony E. Malkin	Real Estate Supervision	Senior Partner and Chairman, Wien & Malkin LLP	1961
Anthony E. Malkin	43	Son of Peter L. Malkin	Real Estate Supervision and Management	President, Supervisory Services of Wien & Malkin LLP, and W&M Properties, L.L.C.	2001
Thomas N. Keltner, Jr.	59	None	Real Estate Supervision	Partner, Wien & Malkin LLP	1998

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

The names of entities which have a class of securities registered pursuant to Section 12 of the Securities Exchange Act of 1934 or are subject to the requirements of Section 15(d) of that Act and in which any Member is a director, member or general partner are as follows:

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

No remuneration was paid during the current fiscal year ended December 31, 2005 by Registrant to any of the Agents as such. Registrant pays Supervisor, for supervisory services and disbursements, fees of $159,417 per annum. Supervisor receives an additional payment equal to 6% of additional rent income received by Registrant. Pursuant to such arrangements described herein, Registrant incurred supervisory fees during 2005 totaling $1,027,208 (consisting of $159,417 as an annual basic payment for supervisory services and $867,791 as an additional payment ). For tax purposes, such payment is recognized as a profits interest and the Supervisor is treated as a partner, all without modifying each Participant's distributive share of reportable income. See Item 7 hereof. As noted in Items 1 and 10 of this report, all of the Agents hold senior positions at Supervisor.

Item 12. Security Ownership of Certain Beneficial Owners

and Management.

    Registrant has no voting securities. See Item 5 hereof. At December 31, 2005, no person owned of record or was known by Registrant to own beneficially more than 5% of the outstanding Participations.

    At December 31, 2005, the Agents (see Item 10 hereof) beneficially owned, directly or indirectly, the following Participations:

Title of Class	Name & Address of Benefical Owners	Amount of Beneficial Ownership	Percent of Class
Participations in Member Interest	Anthony E. Malkin 60 East 42nd Street New York, N.Y. 10165	$23,333	.07071%
	Thomas N. Keltner, Jr. 60 East 42nd Street New York, N.Y. 10165	$5,000	. .0152%

  At such date, certain of the Agents (or their respective spouses) held additional Participations as follows:

  Peter L. Malkin owned of record as trustee or co-trustee but not beneficially, $506,667 of Participations. Mr. Malkin disclaims any beneficial ownership of such Participations.

  Entities for the benefit of members of Peter L. Malkin's family owned of record and beneficially $607,916 of Participations. Peter L. Malkin disclaims any beneficial ownership of such Participations, except that related family trusts and entities are required to complete scheduled payments to Peter L. Malkin.

  Anthony E. Malkin owned of record as trustee or co-trustee but not beneficially, $35,833 of Participations. Anthony E. Malkin disclaims any beneficial ownership of such Participations.

  Not applicable.

Item 13. Certain Relationships and Related Transactions.

(a) As stated in Item 1 hereof, Mr. Peter L. Malkin, Mr. Anthony E. Malkin and Mr. Keltner are the three Members in Registrant and also act as agents for the Participants in their respective member interests. Peter L. Malkin is also a member in Sublessee. As a consequence of one of the three Members being a member in Sublessee, and all of the Members holding senior positions at Supervisor (which supervises Registrant and Sublessee), certain actual and potential conflicts of interest may arise with respect to the management and administration of the business of Registrant. However, under the respective participating agreements pursuant to which the Agents act for the Participants, certain transactions require the prior consent from Participants owning a specified interest under the agreement in order for the Agents to act on their behalf. Such transactions include modifications and extensions of the Sublease or a sale or other disposition of the Property or substantially all of Registrant's assets.

Reference is made to Items 1 and 2 hereof for a description of the terms of the Sublease between Registrant and Sublessee. The respective interests of the Members in Registrant and in the Sublease arise solely from ownership of their respective Participations in Registrant and, in the case of Peter L. Malkin, his family entities' ownership of member interests in Sublessee. The Members receive no extra or special benefit not shared on a pro rata basis with all other Participants of Registrant or members in Sublessee. However, all of the Members hold senior positions at Supervisor (which supervises Registrant and Sublessee) and, by reason of their position at Supervisor, may receive income attributable to supervisory or other remuneration paid to Supervisor by Registrant and Sublessee. See Item 11 hereof for a description of the remuneration arrangements between Registrant and Supervisor relating to supervisory services provided by Supervisor.

Reference is also made to Items 1 and 10 hereof for a description of the relationship between Registrant and Supervisor, of which all of the Agents are among the Members. The respective interest of each Agent in any remuneration paid by Registrant to Supervisor arise solely from such member's interest in Supervisor. See Item 11 hereof for a description of the remuneration arrangements between Registrant and Supervisor relating to supervisory services provided by Supervisor.

(b) Reference is made to Paragraph (a) above.

(c) Not applicable.

(d) Not applicable.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The fees paid by Registrant and Wien & Malkin LLP, the Agent of Registrant, to J.H. Cohn LLP for professional services for the years ended December 31, 2005 and December 31, 2004 were as follows:

Fee Category 2005 2004

Audit Fees $46,250 $34,330

Audit-Related Fees 9,500 7,520

Tax Fees 6,000 4,000

All Other Fees - 450

Total Fees $61,750 $46,300

Audit Fees. Consist of fees billed for professional services rendered for the audit of Registrant's consolidated financial statements and review of the interim financial statements included in quarterly 10-Q reports.

Audit-Related Fees. Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of Registrant's consolidated financial statements and are not reported under "Audit Fees." In 2005, these services include accounting consultation, review of Sarbanes-Oxley requirements as they pertain to Registrant, and other audit-related services.

Tax Fees. Consists of fees billed for professional services for tax compliance, tax advice and preparation of tax returns.

All Other Fees. In 2004, these services include filing of Federal tax returns electronically.

POLICY ON AUDIT COMMITTEE PRE-APPROVAL OF AUDIT SERVICES

AND PERMISSIBLE NON-AUDIT SERVICES OF INDEPENDENT AUDITORS

Registrant has no audit committee as such. Registrant's policy is to pre-approve all audit and permissible non-audit services performed by the independent public accountants. These services may include audit services, audit related services, tax services and other services. For audit services, the independent auditor provides an engagement letter in advance of the services outlining the scope of the audit and related audit fees. If agreed by Registrant, this engagement letter is formally accepted by Registrant.

For all services, Registrant's supervisory management staff submits from time to time to the Agents of Registrant for approval services that it recommends the Registrant engage the independent auditor to provide. In addition, the Agents of Registrant pre-approve specific non-audit services that the independent auditor is authorized to provide. All fee proposals for those non-audit services must be pre-approved in writing by the member of the Registrant's supervisor acting in the capacity of Chief Financial Officer. The Agents of Registrant will be informed periodically by such Chief Financial Officer as to the non-audit services actually provided.

Item 15. Exhibits and Financial Statement Schedules

(a)(1) Financial Statements:

Report of Independent Registered Public Accounting Firm of J.H. Cohn LLP, dated March 13, 2006.

Consolidated Balance Sheets at December 31, 2005 and at December 31, 2004 (Exhibit A).

Consolidated Statements of Income for the fiscal years ended December 31, 2005, 2004, and 2003 (Exhibit B).

Consolidated Statement of Members' Equity for the fiscal year ended December 31, 2005 (Exhibit C-1).

Consolidated Statement of Members' Equity for the fiscal year ended December 31, 2004 (Exhibit C-2).

Consolidated Statement of Members' Equity for the fiscal year ended December 31, 2003 (Exhibit C-3).

Consolidated Statements of Cash Flows for the fiscal years ended December 31, 2005, 2004 and 2003 (Exhibit D).

Notes to Consolidated Financial Statements for the fiscal years ended December 31, 2005, 2004 and 2003.

Report on Empire State Building Company L.L.C. Comparative Combined Statement of Income (Sublessee) and the report thereon of McGrath, Doyle & Phair, Certified Public Accountants, dated March 27, 2006.

(2) Financial Statement Schedules:

List of Omitted Schedules.

Real Estate and Accumulated Depreciation - December 31, 2005 (Schedule III).

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

Date: June 23, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person as Attorney-in-Fact for each of the Members in Registrant, pursuant to the Power, on behalf of Registrant and as a Member in Registrant on the date indicated.

By /s/ Mark Labell

Mark Labell, Attorney-in-Fact*

Date: June 23, 2006

_________________________________

* Mr. Labell supervises accounting functions for Registrant.

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

13(a)

Letter to Participants dated May 31, 2006 and supplementary financial reports for the fiscal year ended December 31, 2005. The foregoing material shall not be deemed "filed" with the Commission or otherwise subject to the liabilities of Section 18 of the Securities Exchange Act of 1934

24

Powers of Attorney dated October 13, 2003 between the Partners of Registrant and Mark Labell which was filed as Exhibit 24 to Registrant's 10-Q for the quarter ended September 30, 2003 and is incorporated herein by reference.

EXHIBIT INDEX

(continued)

Number Document Page*

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

Date: June 23, 2006

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

Date: June 23, 2006

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

    the Annual Report on Form 10-K of Registrant for the period ended December 31, 2005(the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934(15 U.S.C.78m or 78o(d)); and

    the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Registrant.

Dated: June 23, 2006

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

    the Annual Report on Form 10-K of Registrant for the period ended December 31, 2005(the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934(15 U.S.C.78m or 78o(d)); and

    the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Registrant.

Dated: June 23, 2006

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Participants in Empire State Building Associates L.L.C.

(a Limited Liability Company)

New York, N. Y.

We have audited the accompanying consolidated balance sheets of Empire State Building Associates L.L.C. ("Associates") as of December 31, 2005 and 2004, and the related consolidated statements of income, members' equity and cash flows for each of the three years in the period ended December 31, 2005, and the supporting financial statement schedule of Real Estate and Accumulated Depreciation as contained in Item 15(a)(2) of this Form 10-K. These consolidated financial statements and schedule are the responsibility of Associates' management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Empire State Building Associates L.L.C. as of December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America, and the related financial statement schedule, when considered in relation to the basic financial statements, presents fairly, in all material respects, the information set forth therein.

/s/J.H.Cohn LLP

New York, N. Y.

March 13, 2006

EXHIBIT A

EMPIRE STATE BUILDING ASSOCIATES L.L.C.

(A Limited Liability Company)

CONSOLIDATED BALANCE SHEETS

A S S E T S

	December 31,
	2005	2004
Assets:
Real estate (Notes 2b and 6):
Building:
Empire State Building, located at 350 Fifth Avenue, New York, N. Y.	$38,933,801	$38,933,801
Less: Accumulated depreciation	3,702,994	2,704,732
	35,230,807	36,229,069
Land Land	21,550,588	21,550,588
TOTAL REAL ESTATE	56,781,395	57,779,657
Cash and cash equivalents (Note 12):
JPMorgan Chase Bank	538,221	34,173
North Fork Bank (restricted cash - mortgage interest)	851,683	509,672
Distribution account held by Wien & Malkin LLP	324,111	324,111
Fidelity U.S. Treasury Income Portfolio	19,021,513	12,706,992
Total cash and cash equivalents	20,735,528	13,574,948
Additional rent due from Empire State
Building Company L.L.C., a related party	1,324,979	719,543

Receivable from participants - NYS estimated tax	91,437	62,893	62,893
Other assets:
Mortgage financing costs (Note 2c)	1,796,287	1,796,287
Less: accumulated amortization	666,123	486,494
TOTAL OTHER ASSETS	1,130,164	1,309,793

TOTAL ASSETS	$80,063,503	$73,446,834

LIABILITIES AND MEMBERS' EQUITY

Liabilities:
First mortgage payable (Note 6)	$60,500,000	$60,500,000
Accrued mortgage interest payable	338,632	-0-
Prepaid rent	501,564	-0-
Accrued supervisory services, to a related party	867,791	450,653
TOTAL LIABILITIES	62,207,987	60,950,653

Commitments and contingencies (Note 11)

Members' equity (Exhibit C)	17,855,516	12,496,181
TOTAL LIABILITIES AND MEMBERS' EQUITY	$80,063,503	$73,446,834

See accompanying notes to consolidated financial statements.

EXHIBIT B

EMPIRE STATE BUILDING ASSOCIATES L.L.C.

(A Limited Liability Company)

CONSOLIDATED STATEMENTS OF INCOME

Year ended December 31,
	2005	2004	2003
Revenues:
Rent income, from a related party (Note 3)	$22,343,729	$15,488,293	$12,821,045
Dividend and interest income	158,209	61,322	70,481
	22,501,938	15,549,615	12,891,526

Expenses:
Interest on mortgage (Note 6)	3,987,118	3,998,042	3,987,118
Supervisory services, to a related party (Note 5)	1,027,208	610,069	442,783
Depreciation of building	998,262	998,264	998,264
Amortization of financing costs	179,629	179,628	179,628
Professional fees and miscellaneous, including amounts paid to a related party (Note 10)	840	2,385	35,968
Total expenses	6,193,057	5,788,388	5,643,761
NET INCOME, CARRIED TO MEMBERS' EQUITY (NOTE 9)	$16,308,881	$9,761,227	$ 7,247,765
Earnings per $10,000 participation unit, based on 3,300 participation units outstanding during each year	$ 4,942	$ 2,958	$ 2,196

See accompanying notes to consolidated financial statements.

EXHIBIT C-1

EMPIRE STATE BUILDING ASSOCIATES L.L.C.

(A Limited Liability Company)

CONSOLIDATED STATEMENT OF MEMBERS' EQUITY

YEAR ENDED DECEMBER 31, 2005

Members'			Members'
Equity			Equity
January 1,	Share of		December 31,
2005	net income	Distributions	2005

Anthony E. Malkin Group	$ 4,165,395	5,436,293	3,649,849	$5,951,839

Thomas N. Keltner, Jr. Group	4,165,394	5,436,294	3,649,849	5,951,839

Peter L. Malkin Group	4,165,392	5,436,294	3,649,848	5,951,838
	$12,496,181	16,308,881	10,949,546	$17,855,516

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

EXHIBIT D

EMPIRE STATE BUILDING ASSOCIATES L.L.C.

(A Limited Liability Company)

CONSOLDIATED STATEMENTS OF CASH FLOWS

Year Ended December 31,
2005	2004	2003
Cash flows from operating activities:
Net income	$16,308,881	$ 9,761,227	$ 7,247,765
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of financing costs	179,629	179,628	179,628
Depreciation of building	998,262	998,264	998,264
Changes in operating assets and liabilities:
Additional rent due from Empire State Building Company L.L.C., a related party	(605,436)	82,752	673,713
Accrued mortgage interest	338,632	(338,632)	-
Prepaid rent	501,564	-	-
Accrued supervisory services, to a related party	417,138	167,286	(435,303)
Net cash provided by operating activities	18,138,670	10,850,525	8,664,067

Cash flows from financing activities:
Change in receivable from participants	(28,544)	195,349	(258,242)
Cash distributions	(10,949,546)	(8,328,742)	(15,148,431)
Net cash (used in) financing activities	(10,978,090)	(8,133,393)	(15,406,673)

Net increase (decrease) in cash and cash equivalents	7,160,580	2,717,132	(6,742,606)
Cash and cash equivalents, beginning of year	13,574,948	10,857,816	17,600,422
CASH AND CASH EQUIVALENTS,
END OF YEAR	$20,735,528	$13,574,948	$10,857,816
Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$ 3,648,486	$4,336,674	$ 3,987,118

See accompanying notes to consolidated financial statements.

EMPIRE STATE BUILDING ASSOCIATES L.L.C.

(A Limited Liability Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Business Activity and Purchase of Real Estate

Through April 16, 2002, Empire State Building Associates L.L.C. ("Associates") owned the tenant's interest in a master operating leasehold (the "Master Lease") on the Empire State Building (the "Building"), located at 350 Fifth Avenue, New York, New York. Associates subleases the property to Empire State Building Company L.L.C. ("Sublessee"). On April 17, 2002 Associates acquired, through a wholly-owned limited liability company, the fee title to the Building and to the land thereunder (the "Land"), (together, the "Real Estate"). The consolidated financial statements include the accounts of Empire State Building Associates L.L.C. and, effective April 17, 2002, its wholly-owned limited liability company, Empire State Land Associates L.L.C. All intercompany accounts and transactions have been eliminated in consolidation.

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

2. Summary of Significant Accounting Policies

a. Cash and Cash Equivalents

Cash and cash equivalents include investments in money market funds and all highly liquid debt instruments purchased with a maturity of three months or less when acquired. Cash at December 31, 2005 includes a money market account held at North Fork Bank pursuant to the terms of the mortgage, to be used monthly to satisfy a portion of the mortgage interest obligation.

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

  Amortization expense amounts to $179,628 for each of the next five years subsequent to December 31, 2005.

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

EMPIRE STATE BUILDING ASSOCIATES L.L.C.

(A Limited Liability Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

3. Related Party Transactions - Rent Income

All rent income is received by Associates from Sublessee, a related party, some of whose members are also members in Associates. Rent income for the years ended December 31, 2005, 2004 and 2003, totaling $22,343,729, $15,488,293 and $12,821,045 respectively, consists of the minimum annual rent plus additional rent under an operating sublease dated December 27, 1961, as modified February 15, 1965, as follows:

For the years ended December 31,
2005	2004	2003

Minimum net basic rent	$ 6,018,750	$ 6,018,750	$ 6,018,750
Additional rent earned	16,324,979	9,469,543	6,802,295
	$22,343,729	$15,488,293	$12,821,045

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

  Related Party Transactions - Supervisory Services

Fess for supervisory services (including disbursements and cost of regular accounting services) during the years ended December 31, 2005, 2004, and 2003, totaling $1,027,208, $610,069 and $442,783, respectively, were paid to the firm of Wien & Malkin LLP ("Wien & Malkin" or the "Supervisor"). Basic fees for supervisory services are $159,417 per annum. Wien & Malkin receives an additional payment equal to 6% of additional rent income received by Associates. For tax purposes, such payment is treated as a profits interest and the Supervisor is treated as a partner, all without modifying each Participant's distributive share of reportable income.

Beneficial interests in Associates are held by one or more persons at Wien & Malkin, their family members, and/or trusts, limited liability companies or similar entities owned for their family members.

  First Mortgage Payable

To finance the acquisition of the fee title to the Real Estate (Note 1) and certain related costs, Associates obtained a $60,500,000 first mortgage with North Fork Bank.

The mortgage matures on May 1, 2012. Monthly payments under the mortgage are interest only at a EMPIRE STATE BUILDING ASSOCIATES L.L.C.

(A Limited Liability Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)
  First Mortgage Payable (concluded)

  fixed rate 6.5% through maturity. Payments commenced on June 1, 2002, except that short-term interest from the closing until April 30, 2002 was due on May 1, 2002. The mortgage may be prepaid at any time after 24 months with the payment of a premium equal to the greater of (a) 1% of the amount paid and (b) an amount calculated pursuant to a prepayment formula designed to preserve the bank's yield to maturity.

  The mortgage loan is secured by a lien on the Real Estate and Associates' leasehold estate under the Master Lease of the Real Estate.

  The estimated fair value of Associates' mortgage debt, based on available market information or other appropriate valuation methodologies, was $61,282,000 and $64,400,000 at December 31, 2005 and 2004, respectively.

  Number of Participants

There were approximately 2,759 participants in the participating groups at December 31, 2005 and approximately 2,675 participants at December 31, 2004 and 2003.
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

  Distributions and Amount of Income per $10,000 Participation Unit

  Distributions per $10,000 participation unit during the years ended December 31, 2005, 2004 and 2003, based on 3,300 participation units outstanding during each year, consisted of the following:

	Year ended December 31
	2005	2004	2003
Income	$3,318	$2,524	$2,196
Return of capital	0	-0-	2,394
TOTAL DISTRIBUTIONS	$3,318	$2,524	$4,590

  Net income is computed without regard to income tax expense since Associates does not itself pay a tax on its income; instead, any such taxes are paid by the participants in their individual capacities.

  EMPIRE STATE BUILDING ASSOCIATES L.L.C.

  (A Limited Liability Company)

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  (Continued)

  Related Party Transactions - Professional Fees

The accompanying statements of income reflect fees paid or owed to Wien & Malkin, a related party (Note 5), as follows:

2005	2004	2003

Payments made or accrued	$ -	$1,696	$ -

  Contingencies

Wien & Malkin and Peter L. Malkin, a member in Associates, have been engaged in a proceeding with Sublessee's managing agent, Helmsley-Spear, Inc. commenced in 1997, concerning the management, leasing, and supervision of the property that is subject to the sublease to the operating Sublessee. In this connection, certain legal and professional fees and other expenses have been paid and incurred by Wien & Malkin and Mr. Malkin, and additional costs are expected to be incurred. Wien & Malkin and Mr. Malkin have represented that such costs will be recovered only to the extent that (a) a competent tribunal authorizes payment or (b) an investor voluntarily agrees that his or her proportionate share be paid.

Accordingly, Associates' allocable share of such costs is as yet undetermined, and Associates has not provided for the expense and related liability with respect to such costs in these consolidated financial statements.

The original action was commenced in June 1997 and was referred to arbitration. The March 30, 2001 decision of the Arbitrators, which was confirmed by the court, (i) reaffirmed the right of the investors in the Sublessee to vote to terminate Helmsley-Spear, Inc. without cause, (ii) dismissed Helmsley-Spear, Inc.'s claims against Wien & Malkin and Peter L. Malkin, (iii) rejected the termination of Helmsley-Spear, Inc. for cause. The parts of the decision under appeal were initially affirmed by the Appellate Division, and the New York Court of Appeals declined to review such ruling. On October 6, 2003, the United States Supreme Court granted Wien & Malkin's petition, vacated the judgment of the Appellate Division and remanded the case to the New York court for further consideration of the issues raised by Wien & Malkin's appeal.

On October 14, 2004, the Appellate Division issued a unanimous decision reversing the Arbitrators. The Appellate Division decided (i) that there was a covert assignment without Sublessee's knowledge or consent and (ii) that the corporation controlled by Irving Schneider and now named "Helmsley-Spear," which has represented itself to be Sublessee's managing agent since September 1997, in fact never received a valid assignment to become Sublessee's managing agent. Sublessee's previously authorized managing agent, the original corporation named "Helmsley-Spear," was owned by Harry B. Helmsley and is no longer active. On May 10, 2005, Helmsley-Spear was granted leave to appeal the Appellate Division's decision, and on February 21, 2006 the Court of Appeals reversed the decision of the

EMPIRE STATE BUILDING ASSOCIATES L.L.C.

(A Limited Liability Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

  Contingencies (concluded)

Appellate Division and reinstated the decision of the Arbitrators, including items (i), (ii), and (iii) in the preceding paragraph. Wien & Malkin and Peter Malkin are reviewing possible appeal of this ruling.

In January 1998, Irving Schneider, who is one of the controlling principals of Helmsley-Spear and has no record or beneficial interest in the Sublessee, brought litigation against Sublessee's supervisor, Wien & Malkin, and member, Peter L. Malkin, claiming misconduct and seeking damages and disqualification from performing services for the Sublessee. In March 2002, the court dismissed Mr. Schneider's claims. Although Mr. Schneider thereafter appealed the dismissal, the claim has now been withdrawn and is no longer pending.
  Concentration of Credit Risk

Associates maintains cash balances in two banks and in two money market funds (Fidelity U.S. Treasury Income Portfolio and North Fork Bank) and a distribution account held by Wien & Malkin LLP. The balance in each bank is insured by the Federal Deposit Insurance Corporation up to $100,000, and at December 31, 2005 there was an uninsured balance of approximately $1,189,900. The cash in the Fidelity U.S. Treasury Income Portfolio and the distribution account held by Wien & Malkin are not insured. The funds held in the distribution account were paid to the participants on January 1, 2006.

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

December 31, 2005

Column

A Description Land and building situated

at 350 Fifth Avenue, New York, New York.

B Encumbrances -

North Fork Bank

Balance at December 31, 2005 $60,500,000

C Initial cost to company

Land and building $60,484,389

D Cost capitalized subsequent to acquisition None

E Gross amount at which carried at

close of period (See Note 2 of Notes to Consolidated Financials Statements)

Land $21,550,588

Building 38,933,801

Total $60,484,389 (a)

F Accumulated depreciation $ 3,702,994 (b)

G Date of construction 1931

H Date acquired April 17, 2002

I Life on which depreciation of building in

latest income statements is computed 39 years

  Gross amount of real estate

Balance at January 1, 2005 $60,484,389

Purchase of real estate:

F/Y/E 12/31/05 -

Balance at December 31, 2005 $60,484,389

The costs for federal income tax purposes are the same

as for financial statement purposes.

(b) Accumulated depreciation

Balance at January 1, 2005 $2,704,732

Depreciation:

F/Y/E 12/31/05 998,262

Balance at December 31, 2005 $3,702,994