Form 10-Q
period 2006-03-31
EMPIRE STATE BUILDING ASSOCIATES
filed 2006-07-20
CIK 32776

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Empire State Building Associates L.L.C.

(A Limited Liability Company)

Condensed Consolidated Statements of Operations

(Unaudited)

For the Three Months

Ended March 31,

2006 2005

Revenues:

Rent income from a related party (Note C)	$1,504,687	$1,504,687
Dividend income	141,685	52,296
Interest income	1,996	399
Total revenues	1,648,368	1,557,382

Expenses:

Interest on mortgage (Note B)	983,125	983,125
Supervisory services, to a related party (Note D)	39,854	39,854
Depreciation of building (Note B)	249,566	249,566
Amortization of financing costs (Note B)	44,907	44,907
Miscellaneous	615	660
Total expenses	1,318,067	1,318,112

Net Income $ 330,301 $ 239,270

Earnings per $10,000 participation unit, based on 3,300 participation units outstanding during each period	$ 100.10	$ 72.51
Distributions per $10,000 participation consisted of the following:
Income	$ 100.10	$ 72.51
Return of capital	4,314.37	2,361.59
Total distributions	$ 4,414.47	$ 2,434.10

At March 31, 2006 and 2005, there were $33,000,000 of participation units outstanding.

See notes to condensed consolidated financial statements

Empire State Building Associates L.L.C.

(A Limited Liability Company)

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31, 2006	December 31, 2005
Real Estate:

Building	$38,933,801	$38,933,801
Less, accumulated depreciation	3,952,560	3,702,994
	34,981,241	35,230,807

Land	21,550,588	21,550,588
Total real estate	56,531,829	56,781,395

Cash in banks and money market fund	4,985,272	19,883,845
Restricted cash re: mortgage interest (Note C)	2,354,539	851,683

Additional rent due from Empire State Building Company L.L.C., a related party	-0-	1,324,979

Receivable from participants re:
NYS estimated tax	1,386	91,437

Mortgage financing costs	1,796,287	1,796,287
Less, accumulated amortization	711,030	666,123
	1,085,257	1,130,164
Total assets	$ 64,958,283	$80,063,503

Liabilities and Members' Equity
Liabilities:
First mortgage payable (Note B)	$ 60,500,000	$ 60,500,000
Accrued interest payable (Note B)	338,632	338,632
Prepaid rent	501,564	501,564
Accrued supervisory services, to a related party	-0-	867,791

Total liabilities	61,340,196	62,207,987
Members' equity	3,618,087	17,855,516

Total liabilities and members' equity	$64,958,283	$80,063,503

Empire State Building Associates L.L.C.

(A Limited Liability Company)

Condensed Consolidated Statements of Members' Equity

(Unaudited)

	For the Three	For the
	Months Ended	Year Ended
	March 31, 2006	December 31, 2005
Members' equity:
Members' equity January 1,	$17,855,516	$12,496,181
Add, net income:
January 1, 2006 through March 31, 2006	330,301	-0-
January 1, 2005 through December 31, 2005	-0-	16,308,881
	18,185,817	28,805,062
Less, distributions:
Monthly distributions
January 1, 2006 through March 31, 2006	972,333	-0-
January 1, 2005 through December 31, 2005	-0-	3,889,333
Additional distribution on March 3, 2006	13,595,397	-0-
Additional distribution on March 2, 2005	-0-	7,060,213

Total distributions	14,567,730	10,949,546

Members' equity:
March 31, 2006	$ 3,618,087
December 31, 2005		$ 17,855,516

See notes to condensed consolidated financial statements

Empire State Building Associates L.L.C.

(A Limited Liability Company)

Condensed Consolidated Statements of Cash Flows

(Unaudited)

January 1, 2006 January 1, 2005

through through

March 31, 2006 March 31, 2005

Cash flows from operating activities:
Net income	$ 330,301	$ 239,270
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of building	249,566	249,566
Amortization of financing costs	44,907	44,907
Changes in operating assets and liabilities:
Additional rent due from sublessee	1,324,979	719,543
Accrued supervisory services	(867,791)	(450,652)
Accrued expenses	-0-	338,632
Net cash provided by operating activities	1,081,962	1,141,266

Cash flows from financing activities:
Change in receivable from participants	90,051	61,970
Cash distributions	(14,567,730)	(8,032,546)
Net cash used in financing activities	(14,477,679)	(7,970,576)

Net change in cash and cash equivalents	(13,395,717)	(6,829,310)

Cash and cash equivalents,
beginning of period	20,735,528	13,574,948
Cash and cash equivalents, end of period	$ 7,339,811	$ 6,745,638
Cash paid for:
Interest	$ 983,125	$ 644,493

See notes to condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements (unaudited)

Note A Interim Period Reporting

In the opinion of management, the accompanying unaudited condensed consolidated financial statements of Empire State Building Associates L.L.C. (the "Registrant") reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of Registrant as of March 31, 2006 and its results of operations and cash flows for the three months ended March 31, 2006 and 2005. The condensed consolidated financial statements include the accounts of the Registrant and its wholly-owned limited liability company, Empire State Land Associates L.L.C. All intercompany accounts and transactions have been eliminated in consolidation. Information included in the condensed balance sheet as of December 31, 2005 has been derived from the audited balance sheet included in Registrant's Form 10-K for the year ended December 31, 2005 (the "10-K") previously filed with the Securities and Exchange Commission (the "SEC"). Pursuant to rules and regulations of the SEC, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from these consolidated financial statements unless significant changes have taken place since the end of the most recent fiscal year. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto and the other information contained in the 10-K. The consolidated results of operations for the three months ended March 31, 2006 are not necessarily indicative of the results to be expected for the full year.

Note B Organization

Registrant was originally organized as a general partnership on July 11, 1961. On October 1, 2001, Registrant converted from a general partnership to a limited liability company under New York law and is now known as Empire State Building Associates L.L.C. The conversion did not change any aspect of the assets and operations of Registrant other than to protect its participants from liability to a third party.

Registrant's members are Peter L. Malkin, Anthony E. Malkin and Thomas N. Keltner, Jr. (collectively, the "Agents"), each of whom also acts as an agent for holders of participations in his respective member interest in Registrant (the "Participants").

Note C Purchase of Fee Title to The Empire State Building and Land Thereunder, Mortgage Debt, and related Depreciation and Amortization

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

Cash at March 31, 2006 includes a money market account held at North Fork Bank pursuant to the terms of the Mortgage, to be used monthly to satisfy a portion ($166,167) of Registrant's mortgage interest obligation. On March 28, 2006, Registrant deposited an additional $2,000,000 into this restricted account under the same conditions and will continue to do so annually hereafter.

The Building is being depreciated on a straight-line basis using an estimated life of 39 years from April 17, 2002. Mortgage financing costs, totaling $1,796,287, are being amortized ratably over the life of the Mortgage.

Note D Sublease

Registrant does not operate the Building. It subleases the Building to Empire State Building Company L.L.C. ("Sublessee") pursuant to a net operating sublease (the "Sublease") which expires on January 4, 2013 and contains three 21-year renewal options.

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

Overage Rent and other accumulated interest and dividend income are distributed annually after payment of any additional payments for supervisory services to Supervisor (as described in Note E below) and reserves for other expenses management judges to be suitable under the circumstances. For 2005, Sublessee reported net operating profit of $33,649,958; therefore, there was Overage Rent earned of $16,324,979 for the year ended December 31, 2005. Registrant incurred $867,791 as an additional payment for supervisory services. (See Note E).

Sublessee is a New York limited liability company in which Peter L. Malkin is a member, and entities for Peter L. Malkin's family members are among the beneficial owners.

Note E Supervisory Services

Registrant pays Supervisor for supervisory services and disbursements. The supervisory fees are $159,417 per annum (the "Basic Payment") plus an additional payment of 6% of additional rent income received by the Registrant. For tax purposes, such payment is recognized as a profits interest and the Supervisor is treated as a partner, all without modifying each Participant's distributive share of reportable income.

The supervisory services provided to Registrant by Supervisor include, but are not limited to, providing or coordinating counsel services to Registrant, maintaining all of its entity and Participant records, performing physical inspections of the Building, reviewing insurance coverage, conducting annual supervisory review meetings, receipt of monthly rent from Sublessee, payment of monthly and additional distributions to the Participants, payment of all other disbursements, confirmation of the payment of real estate taxes, and active review of financial statements submitted to Registrant by Sublessee and financial statements audited by and tax information prepared by Registrant's independent registered public accounting firm, and distribution of such materials to the Participants. Supervisor also prepares quarterly, annual and other periodic filings with the Securities and Exchange Commission and applicable state authorities.

Registrant pays Supervisor for other services at hourly rates.

Pursuant to the fee arrangements described herein, Registrant paid Supervisor $39,854 of the Basic Payment for supervisory services for the three-month period ended March 31, 2006. No remuneration was paid during the three-month period ended March 31, 2006 by Registrant to any of the Members as such.

Reference is made to Note D above for a description of the terms of the Sublease between Registrant and Sublessee. The respective interests of the Members in Registrant and in Sublessee arise solely from ownership of their respective Participations in Registrant and, in the case of Peter L. Malkin, his family entities' ownership of member interests in Sublessee. The Members receive no extra or special benefit not shared on a pro rata basis with all other Participants in Registrant or members in Sublessee. However, all of the Members hold senior positions at Supervisor (which supervises Registrant and Sublessee) and, by reason of their position at Supervisor, may receive income attributable to supervisory or other remuneration paid to Supervisor by Registrant and Sublessee.

Item 2. Management's Discussion and Analysis of

Financial Condition and Results of Operations

Forward Looking Statements

Readers of this discussion are advised that it should be read in conjunction with the condensed consolidated financial statements of Registrant (including related notes thereto) appearing elsewhere in this Form 10-Q. Certain statements in this discussion may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements reflect Registrant's current expectations regarding future results of operations, economic performance, financial condition and achievements of Registrant, and do not relate strictly to historical or current facts. Registrant has tried, wherever possible, to identify these forward-looking statements by using words such as "believe," "expect," "anticipate," "intend," "plan," "estimate" or words of similar meaning.

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

Financial Condition and Results of Operations

At the time of its organization, Registrant acquired the Master Lease of the Property subject to the Sublease. Basic Rent received by Registrant was used to pay annual rent due under the Master Lease and the Basic Payment and a portion of the Additional Payment for supervisory services; the balance of such Basic Rent was distributed to the Participants. Currently, Basic Rent received by Registrant is used to pay the Basic Payment, a portion of the Additional Payment for supervisory services, and a portion of debt service on the new mortgage; the balance of such Basic Rent is distributed to the Participants. Overage Rent and any interest and dividends accumulated thereon are distributed to the Participants after the Additional Payment is made to Supervisor. See Note E to the condensed consolidated financial statements herein. Pursuant to the Sublease, Sublessee has assumed responsibility for the condition, operation, repair, maintenance and management of the Property. Registrant is not required to maintain liquid assets to defray any operating expenses of the Property.

Registrant does not pay dividends. During the three-month period ended March 31, 2006, Registrant made regular monthly distributions of $98.21 for each $10,000 participation ($1,178.52 per annum for each $10,000 participation). There are no restrictions on Registrant's present or future ability to make distributions; however, the amount of such distributions, particularly distributions of Overage Rent, depends on the ability of Sublessee to make payments of Basic Rent and Overage Rent to Registrant in accordance with the terms of the Sublease. Registrant expects to make distributions in the future so long as it receives the payments provided for under the Sublease.

On March 3, 2006, Registrant made an additional distribution of $4,120 for each $10,000 participation. Such distribution represented the balance of Overage Rent paid by Sublessee in accordance with the terms of the Sublease after deducting the Additional Payment to Supervisor and annual New York State Limited Liability Company filing fees. See Notes D and E to the condensed financial statements herein.

Registrant's results of operations are affected primarily by the amount of rent payable to it under the Sublease. The amount of Overage Rent payable to Registrant is affected by the New York City economy and real estate rental and tourist attraction markets. It is difficult for management to forecast these markets. The following summarizes, with respect to the current period and the corresponding period of the previous year, the material factors regarding Registrant's results of operations for such periods:

Total income increased for the three-month period ended March 31, 2006 as compared with the three-month period ended March 31, 2005. The increase was the result of an increase in dividend and interest income during the current period as compared with the three-month period ended March 31, 2005.

Total expenses decreased for the three-month period ended March 31, 2006, as compared with the three-month period ended March 31, 2005. Such decrease is the result of a decrease in miscellaneous expense during the three-month period ended March 31, 2006, as compared with the three-month period ended March 31, 2005.

Liquidity and Capital Resources

Registrant's liquidity has not significantly changed for the three-month period ended March 31, 2006, as compared with the three-month period ended March 31, 2005. Registrant may from time to time set cash aside for contingent liabilities.

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

Registrant anticipates that funds for working capital for the Real Estate will be provided from rental payments received by Sublessee, which entity in turn is required to make payments of Basic Rent and Overage Rent under the Sublease and, to the extent necessary, from additional capital investment by the members of the Sublessee and/or external financing. Registrant has no requirement to maintain substantial reserves to defray any operating expenses of the Real Estate.

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

Inflation

Registrant believes that there has been no material change in the impact of inflation on its operations since the filing of its report on Form 10-K for the year ended December 31, 2005.

Security Ownership

As of March 31, 2006, the Members owned of record and beneficially an aggregate of $28,333 of participations in Registrant, representing less than 1% of the currently outstanding participations therein totaling $33,000,000.

In addition, as of March 31, 2006 certain of the Members held additional Participations as follows:

Entities for the benefit of members of Peter L. Malkin's family owned of record and beneficially $607,916 of Participations. Peter L. Malkin disclaims any beneficial ownership of such Participations, except that related trusts are required to complete scheduled payments to Peter L. Malkin.

Peter L. Malkin owned of record as trustee or co-trustee, but not beneficially, $516,667 of Participations. Peter L. Malkin disclaims any beneficial ownership of such Participations.

Anthony E. Malkin owned of record as trustee or co-trustee, but not beneficially, $35,833 of Participations. Anthony E. Malkin disclaims any beneficial ownership of such Participations.

Item 4. Controls and Procedures.

    Evaluation of disclosure controls and procedures. The person(s) who functions in the capacity of Registrant's chief executive officer and Registrant's chief financial officer, after evaluating the effectiveness of Registrant's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of March 31, 2006, the end of the period covered by this report, have concluded that Registrant's disclosure controls and procedures were effective and designed to ensure that material information relating to Registrant would be made known to them by others within those entities on a timely basis.

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

On October 14, 2004, the Appellate Division issued a unanimous decision reversing the Arbitrators. The Appellate Division decided (i) that there was a covert assignment without Sublessee's knowledge or consent and (ii) that the corporation controlled by Irving Schneider and now named "Helmsley-Spear," which has represented itself to be Sublessee's managing agent since September 1997, in fact never received a valid assignment to become Sublessee's managing agent. Sublessee's previously authorized managing agent, the original corporation named "Helmsley-Spear," was owned by Harry B. Helmsley and is no longer active. On May 10, 2005, Helmsley-Spear was granted leave to appeal the Appellate Division's decision, and on February 21, 2006 the Court of Appeals reversed the decision of the Arbitrators, including items (i), (ii), and (iii) in the preceding paragraph. Wien & Malkin and Peter L. Malkin are reviewing possible appeal of this ruling.

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

Item 6. Exhibits

The exhibits hereto are being incorporated by reference.

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

Date: July 20, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the undersigned as Attorney-in-Fact for each of the Members in Registrant, pursuant to the Power, on behalf of Registrant on the date indicated.

By: /s/ Mark Labell

Mark Labell, Attorney-in-Fact*

Date: July 20, 2006

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

Date: July 20, 2006

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

Date: July 20, 2006

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

    the Quarterly Report on Form 10-Q of Registrant for the period ended March 31, 2006 (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934(15 U.S.C.78m or 78o(d)); and

    the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Registrant.

Dated: July 20, 2006

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

    the Quarterly Report on Form 10-Q of Registrant for the period ended March 31, 2006 (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934(15 U.S.C.78m or 78o(d)); and

    the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Registrant.

Dated: July 20, 2006

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