Form 10-Q
period 2006-06-30
EMPIRE STATE BUILDING ASSOCIATES
filed 2006-10-16
CIK 32776

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

(Unaudited)

For the Three Months For the Six Months

Ended June 30, Ended June 30,

2006 2005 2006 2005

Revenues:
Rent income, from a related
party (Note D)	$1,504,688	$1,504,688	$3,009,375	$3,009,375
Dividend and interest income	64,465	28,920	208,146	81,614
Total revenues	1,569,153	1,533,608	3,217,521	3,090,989
Expenses:
Interest on mortgage (Note C)	994,049	994,049	1,977,174	1,977,174
Supervisory services, to a related party (Note E)	39,854	39,854	79,708	79,708
Depreciation of building (Note C)	249,565	249,566	499,131	499,131
Amortization of financing costs (Note C)	44,907	44,907	89,814	89,814
Miscellaneous	(81)	345	534	1,005
Total expenses	1,328,294	1,328,721	2,646,361	2,646,832
Net income	$ 240,859	$ 204,887	$571,160	$444,157
Earnings per $10,000 Participation unit, based on 3,300 participation units outstanding during the period	$ 72.99	$ 62.09	$ 173.08	$ 134.59
Distributions per $10,000 Participation unit consisted of the following:
Income	$ 72.99	$ 62.09	$ 173.08	$ 134.59
Return of capital	221.65	232.57	4,536.03	2,594.16
Total distributions	$ 294.64	$ 294.66	$ 4,709.11	$ 2,728.75

At June 30, 2006 and 2005, there were $33,000,000 of participation units outstanding.

See notes to condensed consolidated financial statements.

Empire State Building Associates L.L.C.

(A Limited Liability Company)

Condensed Consolidated Balance Sheets

(Unaudited)

		June 30, 2006		December 31, 2005
Real Estate:
Building	$38,933,801		$38,933,801
Less, accumulated depreciation	4,202,125	34,731,676	3,702,994	35,230,807

Land		21,550,588		21,550,588
Total real estate		56,282,264		56,781,395

Cash		4,717,998		19,883,845
Restricted cash re: mortgage interest (Note C)		1,517,978		851,683
Total cash and cash equivalents		6,235,976		20,735,528

Additional rent due from Empire State Building Company L.L.C., a related party		-0-		1,324,979

Receivable from participants re:
NYS estimated tax		155,732		91,437

Mortgage financing costs	1,796,287		1,796,287
Less, accumulated amortization	755,938	1,040,349	666,123	1,130,164

Total assets		$ 63,714,321		$80,063,503

Liabilities and Members' Equity
Liabilities:
First mortgage payable (Note C)		$ 60,500,000		$ 60,500,000
Accrued interest payable (Note C)		327,708		338,632
Prepaid rent		0		501,564
Accrued supervisory services, to a related party		-0-		867,791

Total liabilities		60,827,708		62,207,987

Members' equity		2,886,613		17,855,516

Total liabilities and members' equity		$63,714,321		$80,063,503

See notes to condensed consolidated financial statements.

Empire State Building Associates L.L.C.

(A Limited Liability Company)

Condensed Consolidated Statements of Members' Equity

(Unaudited)

	For the Six Months	For the Year
	Ended	Ended
	June 30, 2006	December 31, 2005
Members' equity:
Members' equity January 1,	$17,855,516	$12,496,181
Add, net income:
January 1, 2006 through June 30, 2006	571,160	-0-
January 1, 2005 through December 31, 2005	-0-	16,308,881
	18,426,676	28,805,062
Less, distributions:
Monthly distributions:
January 1, 2006 through June 30, 2006	1,944,666	-0-
January 1, 2005 through December 31, 2005	-0-	3,889,333
Additional distribution on March 3, 2006	13,595,397	-0-
Additional distribution on March 2, 2005	-0-	7,060,213

Total distributions	15,540,063	10,949,546

Members' equity:
June 30, 2006	$2,886,613
December 31, 2005		$17,855,516

See notes to condensed consolidated financial statements.

Empire State Building Associates L.L.C.

(A Limited Liability Company)

Condensed Consolidated Statements of Cash Flows

(Unaudited)

January 1, 2006 January 1, 2005

through through

June 30, 2006 June 30, 2005

Cash flows from operating activities:
Net income	$ 571,160	$ 444,157
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of building	499,131	499,131
Amortization of financing costs	89,814	89,814
Changes in operating assets and liabilities:
Change in additional rent due from Empire State Building Company L.L.C.	1,324,979	719,543
Change in accrued interest payable	(10,924)	327,708
Change in prepaid rent	(501,564)	0
Change in accrued supervisory services	(867,791)	(450,652)
Net cash provided by operating activities	1,104,805	1,629,701

Cash flows from investing activities:
Change in receivable from participants	(64,294)	1,566

Net cash provided by (used in) investing activities	(64,294)	1,566
Cash flows from financing activities:
Cash distributions	(15,540,063)	(9,004,880)
Net cash used in financing activities	(15,540,063)	(9,004,880)
Net decrease in cash and cash equivalents	(14,499,552)	(7,373,613)

Cash and cash equivalents,
beginning of period	20,735,528	13,574,948
Cash and cash equivalents, end of period	$ 6,235,976	$ 6,201,335
Cash paid for:
Interest	$ 1,988,097	$ 1,649,465

See notes to condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements (unaudited)

Note A Interim Period Reporting

In the opinion of management, the accompanying unaudited condensed consolidated financial statements of Empire State Building Associates L.L.C. (the "Registrant") reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of Registrant as of June 30, 2006 and its results of operations for the three and six months ended June 30, 2006 and 2005, and cash flows for the six months ended June 30, 2006 and 2005. The condensed consolidated financial statements include the accounts of the Registrant and its wholly-owned limited liability company, Empire State Land Associates L.L.C. All intercompany accounts and transactions have been eliminated in consolidation. Information included in the condensed balance sheet as of December 31, 2005 has been derived from the audited balance sheet included in Registrant's Form 10-K for the year ended December 31, 2005 (the "10-K") previously filed with the Securities and Exchange Commission (the "SEC"). Pursuant to rules and regulations of the SEC, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from these consolidated financial statements unless significant changes have taken place since the end of the most recent fiscal year. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto and the other information contained in the 10-K. The consolidated results of operations for the three and six months ended June 30, 2006 are not necessarily indicative of the results to be expected for the full year.

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

Registrant's members ("Members") are Peter L. Malkin, Anthony E. Malkin and Thomas N. Keltner, Jr. (collectively, the "Agents"), each of whom also acts as an agent for holders of participations in his respective member interest in Registrant (the "Participants").

Note C Purchase of Fee Title to The Empire State Building and Land Thereunder, Mortgage Debt, and related Depreciation and Amortization

Through April 16, 2002, Registrant owned the tenant's interest in a master operating leasehold (the "Master Lease") of the Empire State Building (the "Building"), located at 350 Fifth Avenue, New York, New York. On April 17, 2002, Registrant acquired, through a wholly-owned limited liability company (Empire State Land Associates L.L.C.), the fee title to the Building, and the land thereunder (the "Land") (together, the "Real Estate" or "Property"), at a price of $57,500,000, and obtained a $60,500,000 first mortgage with North Fork Bank (the "Mortgage") to finance the acquisition and certain related costs.

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

The Mortgage matures on May 1, 2012. Monthly payments under the mortgage are interest only at a fixed annual rate of 6.5% through maturity. Payments commenced on June 1, 2002, except that short-term interest from the closing until April 30, 2002 was paid on May 1, 2002. The mortgage may be prepaid at any time after 24 months with the payment of a premium equal to the greater of (a) 1% of the amount prepaid and (b) an amount calculated pursuant to a prepayment formula designed to preserve the bank's yield to maturity. The Mortgage is secured by a lien on the Real Estate and Registrant's leasehold estate under the Master Lease of the Real Estate.

Total cash and cash equivalents at June 30, 2006 includes a money market account held at North Fork Bank pursuant to the terms of the Mortgage, to be used monthly to satisfy a portion ($166,167) of Registrant's mortgage interest obligation. On March 28, 2006, Registrant deposited an additional $2,000,000 into this restricted account under the same conditions and will continue to do so annually hereafter.

The Building is being depreciated on a straight-line basis using an estimated life of 39 years from April 17, 2002. Mortgage financing costs, totaling $1,796,287, are being amortized ratably over the life of the Mortgage.

Note D Sublease

Registrant does not operate the Building. It subleases the Building to Empire State Building Company L.L.C. ("Sublessee") pursuant to a net operating sublease (the "Sublease") which expires on January 14, 2013 and contains three 21-year renewal options.

Sublessee is required to pay annual basic rent ("Basic Rent") of $6,018,750 from January 1, 1992 through January 4, 2013 and $5,895,625 from January 5, 2013 through the expiration of all renewal terms. Sublessee is also required to pay Registrant overage rent of 50% of Sublessee's net operating profit, as defined in the sublease, in excess of $1,000,000 for each lease year ending December 31 ("Overage Rent"or "Additional Rent").

Overage Rent and other accumulated interest and dividend income are distributed annually after any additional payment to Supervisor (as described in Note E below) and reserves for other expenses management judges to be suitable under the circumstances. For 2005, Sublessee reported net operating profit of $33,649,958; therefore, there was Overage Rent earned of $16,324,979 for the year ended December 31, 2005. Registrant incurred $867,791 as an additional payment to Supervisor. (See Note E). Overage rent is recorded by Registrant when such amounts become known, at the end of each calendar year. The cost of improvements to be incurred by the Sublessee will reduce overage rent but should have no effect on the payment of basic rent to Registrant.

Sublessee is a New York limited liability company in which Peter L. Malkin is a member, and entities for Peter L. Malkin's family members are among the beneficial owners.

Note E Supervisory Services

Registrant pays Supervisor for supervisory services and disbursements. The supervisory fees are $159,417 per annum (the "Basic Payment"). Supervisor also receives an additional payment of 6% of Additional Rent income distributed by the Registrant to the Participants. For tax purposes, such payment is recognized as a profits interest and the Supervisor is treated as a partner, all without modifying each Participant's distributive share of reportable income and cash distributions.

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

Pursuant to the fee arrangements described herein, Registrant paid Supervisor $79,708 of the Basic Payment for supervisory services for the six-month period ended June 30, 2006. No remuneration was paid during the six-month period ended June 30, 2006 by Registrant to any of the Members as such.

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

Note F Litigation

As further explained in Note 11 in the 10-K and in Part II - Item 1. Legal Proceedings herein, Wien & Malkin LLP and Peter L. Malkin, a member in Registrant, have been engaged in a proceeding with Sublessee's former managing agent, Helmsley-Spear, Inc. commenced in 1997, concerning the management, leasing, and supervision of the property that is subject to the Lease to Sublessee. In this connection, certain costs for legal and professional fees and other expenses have been paid and incurred by Wien & Malkin and Mr. Malkin, and certain costs for filings to terminate such proceeding may be incurred in the future. Wien & Malkin and Mr. Malkin have represented that such costs will be recovered only to the extent that (a) a competent tribunal authorizes payment or (b) an investor voluntarily agrees that his or her proportionate share be paid. Accordingly, Registrant's allocable share of such costs is as yet undetermined, and Registrant has not provided for the expense and related liability with respect to such costs in these consolidated financial statements. As a result of the August 29, 2006 settlement agreement which included termination of this proceeding, the Registrant will not recognize any gains or losses from this proceeding other than the possible charges for the aforementioned fees and expenses.

The August 29, 2006 settlement agreement terminated Helmsley-Spear, Inc. as managing and leasing agent at the property as of August 30, 2006. CB Richard Ellis has been engaged as the new leasing agent, and Sublessee will self-manage the property. The $1,834,000 portion of the contract settlement payment funded from Sublessee's reserves is to be deducted as an expense in computing overage rent under the Sublease; accordingly, Registrant will effectively bear one-half of Sublessee's contract settlement payment expense, or $917,000.

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

Financial Condition and Results of Operations

At the time of its organization, Registrant acquired the Master Lease of the Property subject to the Sublease. Basic Rent received by Registrant was used to pay annual rent due under the Master Lease and the Basic Payment for supervisory services and a portion of the Additional Payment; the balance of such Basic Rent was distributed to the Participants. Currently, Basic Rent received by Registrant is used to pay the Basic Payment for supervisory services, a portion of the Additional Payment, and a portion of debt service on the mortgage; the balance of such Basic Rent is distributed to the Participants. Overage Rent and any interest and dividends accumulated thereon are distributed to the Participants after the Additional Payment is made to Supervisor. See Note E to the condensed consolidated financial statements herein. Pursuant to the Sublease, Sublessee has assumed responsibility for the condition, operation, repair, maintenance and management of the Property. Registrant is not required to maintain liquid assets to defray any operating expenses of the Property.

Registrant does not pay dividends. During the six-month period ended June 30, 2006, Registrant made regular monthly distributions for a return of capital of $98.21 for each $10,000 Participation ($1,178.52 per annum for each $10,000 Participation). There are no restrictions on Registrant's present or future ability to make distributions; however, the amount of such distributions, particularly distributions of Overage Rent, depends on the ability of Sublessee to make payments of Basic Rent and Overage Rent to Registrant in accordance with the terms of the Sublease. Registrant expects to make distributions in the future so long as it receives the payments provided for under the Sublease.

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

Registrant's results of operations are affected primarily by the amount of rent payable to it under the Sublease. The amount of Overage Rent payable to Registrant is affected by the New York City economy and real estate rental and tourist attraction markets, which are difficult for management to forecast. The following summarizes, with respect to the current period and the corresponding period of the previous year, the material factors regarding Registrant's results of operations for such periods:

Total revenues increased for the six-month period ended June 30, 2006 as compared with the six-month period ended June 30, 2005. The increase was the result of an increase in dividend and interest income during the current period as compared with the six-month period ended June 30, 2005.

Total expenses did not change significantly for the six-month period ended June 30, 2006, as compared with the six-month period ended June 30, 2005.

Liquidity and Capital Resources

Registrant's liquidity has not significantly changed for the six-month period ended June 30, 2006, as compared with the six-month period ended June 30, 2005. Registrant may from time to time set cash aside for contingent liabilities.

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

Registrant anticipates that funds for working capital for the Real Estate will be provided from rental payments received by Sublessee, which entity is required to make payments of Basic Rent and Overage Rent under the Sublease and, to the extent necessary, from additional capital investment by the members of the Sublessee and/or external financing. Registrant has no requirement to maintain substantial reserves to defray any operating expenses of the Real Estate.

Sublessee is to maintain the Building as a high-class office building as required by the terms of the Sublease.

Based on Sublessee's review of the need for upgrades and improvements to the Property, it is projected by Sublessee that improvement costs of approximately $22,887,570 will be incurred in 2006. Ongoing projects of the sublessee are currently budgeted at approximately $30,100,000 of which approximately $14,252,000 has been completed thru June 30, 2006. Sublessee may seek financing to fund these and other improvements.

The Sublessee anticipates that the costs of improvements to be incurred will reduce Overage Rent during the year 2006 but should have no effect on the payment of Basic Rent.

Inflation

Registrant believes that there has been no material change in the impact of inflation on its operations since the filing of its report on Form 10-K for the year ended December 31, 2005.

Security Ownership

As of June 30, 2006, the Members of Registrant owned of record and beneficially an aggregate of $28,333 of participations in Registrant, representing less than 1% of the currently outstanding participations therein totaling $33,000,000.

In addition, as of June 30, 2006 certain of the Members of Registrant held additional Participations as follows:

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

Item 4. Controls and Procedures.

    Evaluation of disclosure controls and procedures. The person who functions in the capacity of Registrant's chief executive officer and Registrant's chief financial officer, after evaluating the effectiveness of Registrant's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of June 30, 2006, the end of the period covered by this report, has concluded that Registrant's disclosure controls and procedures were effective and designed to ensure that material information relating to Registrant would be made known to him by others within those entities on a timely basis.

    Changes in internal controls over financial reporting. There were no changes in Registrant's internal controls over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to affect, the Registrant's internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

The Property of Registrant was the subject of the following material litigation:

Wien & Malkin LLP and Peter L. Malkin, a member of Sublessee, have been engaged in a proceeding with Helmsley-Spear, Inc. concerning the management, leasing and supervision of the property that is subject to the Lease to Sublessee in which Wien & Malkin and Mr. Malkin have sought an order removing Helmsley-Spear. In this connection, certain costs for legal and professional fees and other expenses have been paid and incurred by Wien & Malkin and Mr. Malkin, and certain costs for filings to terminate such proceeding may be incurred in the future. Wien & Malkin and Mr. Malkin have represented that such costs will be recovered only to the extent that (a) a competent tribunal authorizes payment or (b) an investor voluntarily agrees that his or her proportionate share be paid. Accordingly, Registrant's allocable share of such costs is as yet undetermined, and Registrant has not provided for the expense and related liability with respect to such costs in these consolidated financial statements.

The original action was commenced in June 1997 and was referred to arbitration. The March 30, 2001 decision of the Arbitrators, which was confirmed by the court, (i) reaffirmed the right of the investors in Sublessee to vote to terminate Helmsley-Spear without cause, (ii) dismissed Helmsley-Spear's claims against Wien & Malkin and Peter L. Malkin, and (iii) rejected the termination of Helmsley-Spear for cause. The parts of the decision under appeal were initially affirmed by the Appellate Division, and the New York Court of Appeals declined to review such ruling. On October 6, 2003, the United States Supreme Court granted Wien & Malkin's petition, vacated the judgment of the Appellate Division, and remanded the case to the New York court.

On October 14, 2004, the Appellate Division issued a unanimous decision reversing the Arbitrators and deciding (i) that there was a covert assignment without Sublessee's knowledge or consent and (ii) that the corporation controlled by Irving Schneider and now named "Helmsley-Spear," which has represented itself to be Sublessee's managing agent since September 1997, in fact never received a valid assignment to become Sublessee's managing agent. Sublessee's previously authorized managing agent, the original corporation named "Helmsley-Spear," was owned by Harry B. Helmsley and is no longer active. On February 21, 2006, the Court of Appeals reversed the decision of the Appellate Division and reinstated the decision of the Arbitrators, including items (i), (ii), and (iii) of the preceding paragraph. On July 21, 2006, Wien & Malkin filed a certiorari petition seeking review by the U.S. Supreme Court, which it later withdrew as part of an August 29, 2006 settlement agreement terminating claims broadly by exchange of general releases between Helmsley-Spear, Irving Schneider, and their related parties, on one hand, and Leona M. Helmsley, Peter L. Malkin, Wien & Malkin, various property owners supervised by Wien & Malkin, and their related parties, on the other.

In January 1998, Irving Schneider, who is one of the controlling principals of Helmsley-Spear and has no record or beneficial interest in Sublessee, brought litigation against Sublessee's supervisor, Wien & Malkin, and member, Peter L. Malkin, claiming misconduct and seeking damages and disqualification from performing services for Sublessee. In March 2002, the court dismissed Mr. Schneider's claims. Although Mr. Schneider thereafter appealed the dismissal, the claim was withdrawn prior to 2006 and is no longer pending.

The August 29, 2006 settlement agreement terminated Helmsley-Spear, Inc. as managing and leasing agent at the property as of August 30, 2006. CB Richard Ellis has been engaged as the new leasing agent, and Sublessee will self-manage the property.

The $1,834,000 portion of the contract settlement payment funded from Sublessee's reserves is to be deducted as an expense in computing overage rent under the Sublease; accordingly, Registrant will effectively bear one-half of Sublessee's contract settlement payment expense, or $917,000.

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

Date: October 16, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the undersigned as Attorney-in-Fact for each of the Members in Registrant, pursuant to the Power, on behalf of Registrant on the date indicated.

By: /s/ Mark Labell

Mark Labell, Attorney-in-Fact*

Date: October 16, 2006

* Mr. Labell supervises accounting functions for Registrant.

EXHIBIT INDEX

Number	Document	Page*
3(a)

Attached hereto as Exhibit 3(c) is Registrant's Consent and Operating Agreement dated as of September 30, 2001 as a Limited Liability Company, which incorporates by reference the Registrant's prior Partnership Agreement dated July 11, 1961, filed as Exhibit No. 1 to Registrant's Registration Statement on Form S-1 as amended (the "Registration Statement") by letter dated August 8, 1962 and assigned File No. 2-18741 and, is itself incorporated by reference as an exhibit hereto.

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

Date: October 16, 2006

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

Date: October 16, 2006

By /s/ Mark Labell

Name: Mark Labell

Title: Senior Member of Financial/Accounting Staff of Wien & Malkin LLP, Supervisor of Empire State Building Associates L.L.C.

Exhibit 32.1

Empire State Building Associates L.L.C.

Certification Pursuant to 18 U.S.C., Section 1350 as adopted

Pursuant to Section 906

of Sarbanes - Oxley Act of 2002

The undersigned, Mark Labell, is signing this Chief Executive Officer certification as a member of Wien & Malkin LLP, the supervisor* of Empire State Building Associates L.L.C. ("Registrant") to certify that:

    the Quarterly Report on Form 10-Q of Registrant for the period ended June 30, 2006 (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934(15 U.S.C. 78m or 78o(d)); and

    the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Registrant.

Dated: October 16, 2006

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

    the Quarterly Report on Form 10-Q of Registrant for the period ended June 30, 2006 (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934(15 U.S.C. 78m or 78o(d)); and

    the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Registrant.

Dated: October 16, 2006

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