Form 10-K/A
period 2005-12-31
EMPIRE STATE BUILDING ASSOCIATES
filed 2006-11-08
CIK 32776

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes [ ] No [ X ].

The aggregate market of the voting stock held by non-affiliates of the Registrant: Not applicable.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ___

EXPLANATORY NOTE

We are filing this Form 10-K/A for the fiscal year ended December 31, 2005 to include audited financial statements of the Sublessee in accord with SAB 71. The audited financial statements enclosed herein reflect no change in Registrant's consolidated balance sheets as of December 31, 2005 and December 31, 2004, and the related consolidated statements of operations, members' equity and cash flows for each of the years in the three-year period then ended. Originally, Registrant included in its Form 10-K for each of those years only the audited income statement of the Sublessee.

All items included in the original Form 10-K for the fiscal year ended December 31, 2005 remain in effect without amendment as of the date of the original filing thereof. This Form 10-K/A does not purport to provide a general update or discussion of any other developments subsequent to the original filing.

EMPIRE STATE BUILDING ASSOCIATES L.L.C.

FORM 10-K/A

FISCAL YEARS ENDED DECEMBER 31, 2005 AND 2004

Item Number in Form 10-K/A Page ----------- -

EMPIRE STATE BUILDING COMPANY L.L.C

FINANCIAL STATEMENTS

DECEMBER 31, 2005 AND 2004

Dated:

New York, NY

July 20, 2006

Empire State Building Company L.L.C.

Contents

Page

Report of independent auditors 3

Comparative balance sheets - assets 4

Comparative balance sheets - liabilities and members' capital 5

Comparative statements of income 6

Analysis of members' capital 7

Comparative statements of cash flow 8

Notes to financial statements 9 - 13

Report of Independent Auditors

To the Members of Empire State Building Company L.L.C.

We have audited the accompanying balance sheets of Empire State Building Company L.L.C. as of December 31, 2005 and 2004, and the related statements of income, analysis of members' capital, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Empire State Building Company L.L.C. at December 31, 2005 and 2004, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

/s/ McGrath, Doyle & Phair CPA

New York, NY

July 20, 2006

Empire State Building Company L.L.C.
BALANCE SHEETS

ASSETS

	December 31,
	2005		2004

Current Assets:
Cash and cash equivalents		$ 24,453,460		$13,922,296

Due from Empire State Building, Inc.		3,563,066		1,333,098
Due from Helmsley-Spear, Inc. - Agency account		592,611		177,194

Accounts receivable and accrued charges to tenants:
Rent and electric inclusion		5,088,200		4,719,633
Escalation rent		2,831,881		2,976,972
Cleaning services		146,367		118,842

Prepaid expenses:
Real estate taxes		11,500,836		11,770,371
Rent		75,490		75,490
Insurance premiums		1,018,729		958,244

Total current assets		49,270,640		36,052,140

Fixed Assets:
Building improvements and equipment	$ 56,932,902		$ 54,880,947
Less-Accumulated depreciation	18,061,764	38,871,138	15,993,628	38,887,319

Sub-leasehold	740,000		740,000
Less-Accumulated depreciation	711,919	28,081	707,953	32,047

Sub-leasehold improvements in progress		9,562,455		4,291,590

Total fixed assets		48,461,674		43,210,956

Other Assets:
Deferred leasing commissions	43,061,004		38,846,921
Less-Accumulated amortization	27,298,631	15,762,373	24,365,833	14,481,088

Deferred legal fees	363,515		363,515
Less-Accumulated amortization	281,888	81,627	257,439	106,076

Other receivables		212,350		16,856
Deposits - other		980		980

Total other assets		16,057,330		14,605,000

TOTAL ASSETS		$113,789,644		$93,868,096

Empire State Building Company L.L.C.
BALANCE SHEETS

LIABILITIES AND MEMBERS' CAPITAL

	December 31,
	2005		2004

Current liabilities:
Accounts payable		$ 2,832,093		$ 1,871,333
Accrued additional rent		1,324,979		719,543
Accrued expenses		2,960,577		1,729,626

Total current liabilities		7,117,649		4,320,502

Other liabilities:
Security deposit trust accounts	$ 7,152,385		$ 6,963,428
Tenants' security deposits	(7,152,385)	-	(6,963,428)	-

Lease payable		323,691		-
Rents received in advance		248,315		376,440

Total liabilities		7,689,655		4,696,942

Members' capital - December 31, 2005		106,099,989		89,171,154

Empire State Building Company L.L.C.
STATEMENTS OF INCOME

	Years Ended December 31,
	2005	2004

Revenues:
Rental	$ 65,937,828	$ 62,782,300
Observatory income	40,981,278	32,124,500
Antenna license fee income	12,110,519	9,974,570
Other revenue	-	39,996
Investment income	700,706	222,662

Total revenues	119,730,331	105,144,028

Expenses:
Basic rent	6,018,750	6,018,750
Repairs and supplies	9,206,063	13,164,628
Labor costs	19,748,475	19,721,835
Advertising	536,798	600,728
Website costs	255,760	297,856
Utilities	3,134,225	2,730,066
Insurance	8,562,337	8,758,412
Real Estate taxes	23,271,606	23,161,480
Other expenses	3,113,154	3,197,918
Depreciation and amortization	5,029,349	4,552,911

Total expenses	78,876,517	82,204,584

Net income before overage rent	40,853,814	22,939,444
Overage rent	16,324,979	9,469,543

NET INCOME	$ 24,528,835	$ 13,469,901

Empire State Building Company L.L.C.
ANALYSIS OF MEMBERS' CAPITAL

	2005	2004

Members' capital - January 1,	$ 89,171,154	$ 83,301,253

Net income for the year ended December 31,	24,528,835	13,469,901

	113,699,989	96,771,154

Less-Distributions:
Monthly distributions, at $300,000 per month	(3,600,000)	(3,600,000)
Extra distribution	(4,000,000)	(4,000,000)

MEMBERS' CAPITAL - DECEMBER 31	$106,099,989	$ 89,171,154

Empire State Building Company L.L.C.
STATEMENTS OF CASH FLOW

	Years Ended December 31,
	2005	2004

Cash flows from operating activities:

Net income	$ 24,528,835	$ 13,469,901

Adjustments to reconcile net earnings to net
cash provided by operating activities:
Depreciation	2,072,102	1,730,051
Amortization	2,957,247	2,822,860
Changes in assets and liabilities:
(Increase) decrease in receivables	(446,495)	446,505
Decrease (increase) in prepaid expenses	209,050	(380,093)
(Increase) decrease in due from Empire State
Building, Inc.and Helmsley-Spear, Inc.	(2,645,385)	321,089
Increase in accounts payable	960,760	395,277
Increase (decrease) in accrued expenses	1,836,387	(685,203)
Increase in lease payable	323,691	-
(Decrease) increase in rents received in advance	(128,125)	164,477
.
Net cash provided in operating activities	29,668,067	18,284,864

Cash flows from investing activities:
Additions to property	(2,051,955)	(2,436,813)
Additional sub-leasehold improvements in progress	(5,270,865)	(537,627)
Increase in leasing commissions	(4,214,083)	(4,387,666)
Net cash used for investing activities	(11,536,903)	(7,362,106)

Cash flows from financing activities:
Distributions to members	(7,600,000)	(7,600,000)

Net cash used in financing activities	(7,600,000)	(7,600,000)

Net increase in cash	10,531,164	3,322,758

Cash at beginning of year	13,922,296	10,599,538

CASH AT END OF YEAR	$ 24,453,460	$ 13,922,296

Empire State Building Company L.L.C.

NOTES TO FINANCIAL STATEMENTS

Years Ended December 31, 2005 and 2004

NOTE

1. Business Activity

Empire State Building Company L.L.C. ("Company") is a limited liability company which leases and sublets commercial property situated at 350 Fifth Avenue, New York, NY.

2. Lease

The lease with Empire State Building Associates L.L.C. included an initial term, which expired on January 4, 1992. The leasehold may be renewed for four successive periods of 21 years at the option of Company. On January 30, 1989, Company exercised its option to renew the sub-lease for the first renewal period from January 5, 1992 through January 4, 2013. The second renewal option for the period from January 5, 2013 through January 4, 2034 must be exercised by July 4, 2010. The final term ends on January 4, 2076.

The annual basic rent during the first renewal term is $6,018,750 and is $5,895,625 during each of the remaining three renewal terms.

Additional rent is payable equal to 50% of the sub-lessee's annual net income, as defined, in excess of $1,000,000.

3. Summary of Significant Accounting Policies

    Basis of presentation:

    The accompanying financial statements have been prepared on the accrual basis of accounting consistent with accounting principles generally accepted in the United States.

    Conversion to Limited Liability Company:

Effective December 17, 2001, Company converted from a partnership to a limited liability company. Ownership percentages were unchanged by the conversion, and the partnership's income tax basis in its assets and liabilities carried over to the limited liability company.

c) Accounts Receivable and Accrued Charges to Tenants:

The Company considers accounts receivable to be fully collectible; accordingly, no allowance for doubtful accounts has been established. If accounts become uncollectible, they will be charged to operations when that determination is made. Collections on accounts previously written off are included in rental income as received.

d) Revenue Recognition:

Rental revenue is reported as billed, based on the terms of the respective leases.

    Deferred leasing commissions:

    Leasing commission costs are being amortized on a straight-line basis over the term of the respective tenant leases.

    Empire State Building Company L.L.C.

    NOTES TO FINANCIAL STATEMENTS

    Years Ended December 31, 2005 and 2004

    NOTE

    3. Summary of Significant Accounting Policies (Continued)

    Depreciation:

    The sub-leasehold was acquired on December 27, 1961. The cost of the sub-leasehold is being depreciated on a straight-line basis. Through 1987 depreciation was computed over the initial term of the sub-leasehold at the rate of $24,633 per annum. Effective January 1, 1988 the sub-leasehold is being depreciated over the remaining initial period plus the first renewal term of 21 years. The building improvements and equipment are being depreciated on a straight-line basis over cost recovery periods ranging through thirty-nine years.

    Use of estimates:

    In preparing financial statements in conformity with generally accepted accounting principles, management often makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates.

    Advertising:

Company expenses the cost of advertising and promotions as incurred.

4. Transactions with Related Parties

Supervisory fees and other services are provided to Company by its Supervisor, Wien & Malkin LLP, a related party in which Peter L. Malkin, a member in Company, has an interest. Beneficial interests in Company are held by one or more persons at Wien & Malkin, their family members, and/or trusts, limited liability companies, or similar entities owned for them and/or their family members.

Service fees to Wien & Malkin are as follows:

	Year Ended
	December 31,
	2005	2004
Basic supervisory fees	$270,000	$270,000
Other fees and disbursements	211,926	71,653
Administration of tenant security deposits (a)	69,510	68,434
TOTAL	$551,436	$410,087

    For administration and investment of each tenant security deposit account, Wien & Malkin has earned since 1973 an annual service fee of 1% of the cash account balance, in accord with the applicable statute. This fee totaled $69,510 for 824 accounts in 2005. Because this service fee is deducted from interest otherwise payable to tenants, the financial statements show no related expense to Company.

      10 -

  Empire State Building Company L.L.C.

  NOTES TO FINANCIAL STATEMENTS

  Years Ended December 31, 2005 and 2004

  NOTE

    Transactions with Related Parties (Continued)

  Under separate agreements to which Company is not a party, (a) participants in a 10% interest in Company held of record by Peter L. Malkin pay members of Mr. Malkin's immediate family 12.5%, and other persons having no management role or ownership interest in Wien & Malkin 12.5%, of their share of the group's operating distributions in excess of $252,000 for any year and capital transaction distributions in excess of such annual priority plus return of capital, (b) participants in a 5% interest in Company held of record by Peter L. Malkin pay such Malkin family members 12.5%, and such other persons 12.5%, of their share of the group's operating distributions in excess of $126,000 for any year and capital transaction distributions in excess of such annual priority plus return of capital, (c) participants in an 8.3125% interest in Company pay Wien & Malkin 10%, such Malkin family members 22.5%, and such other persons 22.5%, of their share of the group's operating distributions in excess of $149,625 for any year and capital transaction distributions in excess of such annual priority plus return of capital, and (d) certain holders aggregating less than 5% of the interests in Company pay a portion of their distributions to Wien & Malkin and other persons.

  These third party payments (which totaled $255,406 and $251,946 to Wien & Malkin and such Malkin family members in 2005 and 2004, respectively) do not impose any obligations upon Company or affect its assets and liabilities.

  Wien & Malkin also serves as supervisor for the Company's lessor and receives from the lessor a basic annual fee and an additional payment based on distributions to its investors. Beneficial interests in the lessor are held by one or more persons at Wien & Malkin, their family members, and/or trusts, limited liability companies, or similar entities owned for them and/or their family members.

  5. Income Taxes

  The Company does not itself pay a tax on its income. Instead, any such taxes are paid by the members in their individual capacities.

  6. Contingent Liabilities

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

  The original action was commenced in June 1997 and was referred to arbitration. The March 30, 2001 decision of the Arbitrators, which was confirmed by the court, (i) reaffirmed the right of the investors to vote to terminate Helmsley-Spear without cause, (ii) dismissed Helmsley-Spear's claims against Wien & Malkin and Peter L. Malkin, and (iii) rejected the termination of Helmsley-Spear for cause. The parts of the decision under appeal were initially affirmed by the Appellate Division, and the New York Court of Appeals declined to review such ruling. On October 6, 2003, the United States Supreme Court granted Wien & Malkin's petition, vacated the judgment of the Appellate Division and remanded the case to the New York court for further consideration of the issues raised by Wien & Malkin's appeal.

  Empire State Building Company L.L.C.

  NOTES TO FINANCIAL STATEMENTS

  Years Ended December 31, 2005 and 2004

  NOTE

  6. Contingent Liabilities (Continued)

  On October 14, 2004, the Appellate Division issued a unanimous decision reversing the Arbitrators. The Appellate Division decided (i) that there was a covert assignment without Company's knowledge or consent and (ii) that the corporation controlled by Irving Schneider and now named "Helmsley-Spear," which has represented itself to be Company's managing agent since September 1997, in fact never received a valid assignment to become Company's managing agent. Company's previously authorized managing agent, the original corporation named "Helmsley-Spear," was owned by Harry B. Helmsley and is no longer active. On May 10, 2005, Helmsley-Spear was granted leave to appeal the Appellate Division's decision and on February 21, 2006 the Court of Appeals reversed the decision of the Appellate Division and reinstated the decision of the Arbitrators, including items (i), (ii) and (iii) in the preceding paragraph. Wien & Malkin and Peter Malkin are reviewing possible appeal of this ruling.

  In January 1998, Irving Schneider, who is one of the controlling principals of Helmsley-Spear and has no record or beneficial interest in Company, brought litigation against Company's supervisor, Wien & Malkin, and member, Peter L. Malkin, claiming misconduct and seeking damages and disqualification from performing services for Company. In March 2002, the court dismissed Mr. Schneider's claims. Although Mr. Schneider thereafter appealed this dismissal, the claim has now been withdrawn and is no longer pending.

  In April 2002, Leona M. Helmsley, who is a 63.75% member in Company, brought litigation against Company's supervisor, Wien & Malkin, and member, Peter L. Malkin, claiming misconduct and seeking damages and disqualification from performing services for Company. In December 2002, this litigation was dismissed.

  7. Litigation

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

  While a Note of Issue was filed in this matter over three years ago, placing the case on the Court's trial calendar, the matter has since been removed from any trial cluster assigned by the Court and no new trial date has been set.

  Company is awaiting further activity in the case by plaintiff's counsel, before pressing for further discovery.

  Empire State Building Company L.L.C.

  NOTES TO FINANCIAL STATEMENTS

  Years Ended December 31, 2005 and 2004

  NOTE

    Concentration of Cash Credit Risk

  Cash balances are maintained in bank and money market funds. The Federal Deposit Insurance Corp. insures bank balances up to $100,000 each.

  As of December 31, 2005, uninsured balances amount to approximately the following:

Cash distribution account	$ 300,000
Treasury cash series -NFB Investment Services	21,075,011
Investments in Fidelity Money Market Trust
Funds (U.S. Treasury Income Portfolio)	1,112,955
Money Market Fund - North Fork Bank	1,876,964
$24,364,930

  9. Building Improvement Programs

  Company has ongoing building improvement programs, which are in various stages of completion. The approximate committed balance on these programs is $4,670,000.

  10. Multiemployer Pension Plan

  In connection with Company's collective-bargaining agreements with the Service Employees Janitorial International Union - Local 32B-32J and the Central Pension Fund - Local 94, Company participates with other companies in two defined benefit pension plans. The plans cover all of Company's janitorial and engineering employees who are members of the unions. These two plans are not administered by Company and contributions are determined in accordance with provisions of negotiated labor contracts. Pension expense is not material to the financial statements for any period presented.

  Under the Employees Retirement Income Security Act of 1974, as amended by the Multiemployer Pension Plan Amendments Act of 1980, an employer is liable upon withdrawing from or the termination of a multiemployer plan for its proportionate share of the plan's unfunded vested benefits liability. Management has no intention of undertaking any action, which could subject Company to this obligation.

  11. Rental Income

  The Company leases office and retail space to tenants under noncancelable operating leases with various terms. The following is a schedule of future minimum rents (excluding tenant real estate tax, electricity and operating expense reimbursements) under leases at December 31, 2005:

2006	$ 59,979,000
2007	57,580,000
2008	56,228,000
2009	53,984,000
2010	43,300,000
$ 271,071,000