Form 10-Q
period 2006-09-30
EMPIRE STATE BUILDING ASSOCIATES
filed 2007-01-26
CIK 32776

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Ended September 30, Ended September 30,

2006 2005 2006 2005

Revenues:
Rent income, from a related
party (Note D)	$1,504,688	$1,504,688	$4,514,063	$4,514,063
Dividend and interest income	64,433	33,506	272,578	115,119
Miscellaneous income	978	0	978	0
Total revenues	1,570,099	1,538,194	4,787,619	4,629,182
Expenses:
Interest on mortgage (Note C)	1,004,973	1,004,973	2,982,145	2,982,145
Supervisory services, to a related party (Note E)	39,855	39,855	119,563	119,563
Depreciation of building (Note C)	249,566	249,566	748,698	748,698
Amortization of financing costs (Note C)	44,907	44,907	134,721	134,721
Fees, including amounts to a related party	11,231	0	11,839	600
Miscellaneous (Note F)	35,000	(360)	34,925	45
Total expenses	1,385,532	1,338,941	4,031,891	3,985,772
Net income	$ 184,567	$ 199,253	$755,728	$643,410
Earnings per $10,000 Participation unit, based on 3,300 participation units outstanding during the period	$ 55.93	$ 60.38	$ 229.01	$ 194.97
Distributions per $10,000 Participation unit consisted of the following:

Income	$ 55.93	$ 60.38	$ 229.01	$ 194.97
Return of capital	238.72	234.27	4,774.75	2,828.43
Total distributions	$ 294.65	$ 294.65	$ 5,003.76	$ 3,023.40

At September 30, 2006 and 2005, there were $33,000,000 of participation units outstanding.

See notes to condensed consolidated financial statements.

Empire State Building Associates L.L.C.

(A Limited Liability Company)

Condensed Consolidated Balance Sheets

(Unaudited)

		September 30, 2006		December 31, 2005
Real Estate:
Building	$38,933,801		$38,933,801
Less, accumulated depreciation	4,451,691	34,482,110	3,702,994	35,230,807

Land		21,550,588		21,550,588
Total real estate		56,032,698		56,781,395

Cash and cash equivalents		5,136,716		19,883,845
Restricted cash re: mortgage interest (Note C)		1,031,348		851,683

Additional rent due from Empire State Building Company L.L.C., a related party		-0-		1,324,979

Receivable from participants re:
NYS estimated tax		231,915		91,437

Mortgage financing costs	1,796,287		1,796,287
Less, accumulated amortization	800,844	995,443	666,123	1,130,164

Total assets		$ 63,428,120		$80,063,503

Liabilities and Members' Equity
Liabilities:
First mortgage payable (Note C)		$ 60,500,000		$ 60,500,000
Accrued interest payable (Note C)		327,708		338,632
Prepaid rent		501,564		501,564
Accrued supervisory services, to a related party		-0-		867,791

Total liabilities		61,329,272		62,207,987

Members' equity		2,098,848		17,855,516

Total liabilities and members' equity		$63,428,120		$80,063,503

See notes to condensed consolidated financial statements.

Empire State Building Associates L.L.C.

(A Limited Liability Company)

Condensed Consolidated Statements of Members' Equity

(Unaudited)

	For the Nine Months	For the Year
	Ended	Ended
	September 30, 2006	December 31, 2005
Members' equity:
Members' equity January 1,	$17,855,516	$12,496,181
Add, net income:
January 1, 2006 through September 30, 2006	755,728	-0-
January 1, 2005 through December 31, 2005	-0-	16,308,881
	18,611,244	28,805,062
Less, distributions:
Monthly distributions
January 1, 2006 through September 30, 2006	2,916,999	-0-
January 1, 2005 through December 31, 2005	-0-	3,889,333
Additional distribution on March 3, 2006	13,595,397	-0-
Additional distribution on March 2, 2005	-0-	7,060,213

Total distributions	16,512,396	10,949,546

Members' equity:
September 30, 2006	$2,098,848
December 31, 2005		$17,855,516

See notes to condensed consolidated financial statements.

Empire State Building Associates L.L.C.

(A Limited Liability Company)

Condensed Consolidated Statements of Cash Flows

(Unaudited)

January 1, 2006 January 1, 2005

through through

September 30, 2006 September 30, 2005

Cash flows from operating activities:
Net income	$ 755,728	$ 643,410
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of building	748,698	748,698
Amortization of financing costs	134,721	134,721
Changes in operating assets and liabilities:
Change in additional rent due from Empire State Building Company L.L.C.	1,324,979	719,543
Change in accrued interest payable	(10,925)	327,708
Change in accrued supervisory services	(867,791)	(450,653)
Net cash provided by operating activities	2,085,410	2,123,427

Cash flows from investing activities:
Change in receivable from participants	(140,478)	(28,544)
Change in restricted cash	(179,665)	(498,099)
Net cash used in investing activities	(320,143)	(526,643)

Cash flows from financing activities:
Cash distributions	(16,512,396)	(9,977,213)
Net cash used in financing activities	(16,512,396)	(9,977,213)
Net decrease in cash and cash equivalents	(14,747,129)	(8,380,429)

Cash and cash equivalents,
beginning of period	19,883,845	13,065,276
Cash and cash equivalents, end of period	$ 5,136,716	$ 4,684,847
Cash paid for:
Interest	$ 2,993,069	$ 2,654,437

See notes to condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements (unaudited)

Note A Interim Period Reporting

In the opinion of management, the accompanying unaudited condensed consolidated financial statements of Empire State Building Associates L.L.C. (the "Registrant") reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of Registrant as of September 30, 2006 and its results of operations for the three and nine months ended September 30, 2006 and 2005, and cash flows for the nine months ended September 30, 2006 and 2005. The condensed consolidated financial statements include the accounts of the Registrant and its wholly-owned limited liability company, Empire State Land Associates L.L.C. All intercompany accounts and transactions have been eliminated in consolidation. Information included in the condensed balance sheet as of December 31, 2005 has been derived from the audited balance sheet included in Registrant's Form 10-K for the year ended December 31, 2005 (the "10-K") previously filed with the Securities and Exchange Commission (the "SEC"). Pursuant to rules and regulations of the SEC, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from these consolidated financial statements unless significant changes have taken place since the end of the most recent fiscal year. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto and the other information contained in the 10-K. The consolidated results of operations for the three and nine months ended September 30, 2006 are not necessarily indicative of the results to be expected for the full year.

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

Note C Purchase of Fee Title to The Empire State Building and Land Thereunder, Mortgage Debt, and related Depreciation and Amortization

Through April 16, 2002, Registrant owned the tenant's interest in a master operating leasehold (the "Master Lease") of the Empire State Building (the "Building"), located at 350 Fifth Avenue, New York, New York. On April 17, 2002, Registrant acquired through Empire State Land Associates L.L.C. the fee title to the Building, and the land thereunder (the "Land") (together, the "Real Estate" or "Property"), at a price of $57,500,000, and obtained a $60,500,000 first mortgage with North Fork Bank (the "Mortgage") to finance the acquisition and certain related costs.

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

Restricted cash at September 30, 2006 includes an interest-bearing account held at North Fork Bank pursuant to the terms of the Mortgage, to be used monthly to satisfy a portion ($166,167) of Registrant's mortgage interest obligation. On March 28, 2006, Registrant deposited an additional $2,000,000 into this restricted account under the same conditions and will continue to do so annually hereafter.

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

Overage Rent and other accumulated interest and dividend income are distributed annually after any additional payment to Wien & Malkin L.L.C. (the "Supervisor") for services as described in Note E below and reserves for other expenses management judges to be suitable under the circumstances. For 2005, Sublessee reported net operating profit of $33,649,958; therefore, there was Overage Rent earned of $16,324,979 for the year ended December 31, 2005. As a result, Registrant incurred $867,791 as an additional payment to Supervisor (See Note E). Overage rent is recorded by Registrant when such amounts become known, at the end of each calendar year. The cost of improvements to be incurred by the Sublessee will reduce overage rent but should have no effect on the payment of basic rent to Registrant.

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

Pursuant to the fee arrangements described herein, Registrant paid Supervisor $119,563 of the Basic Payment for supervisory services for the nine-month period ended September 30, 2006. No remuneration was paid during the nine-month period ended September 30, 2006 by Registrant to any of the Members as such.

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

Note F Miscellaneous Expense

During the three months ended September 30, 2006, a payment of $35,000 was made by Registrant to Irving Schneider in connection with a settlement agreement terminating his voting rights as a Participant in Registrant.

Note G Litigation

As further explained in Note 11 in the 10-K and in Part II - Item 1. Legal Proceedings herein, Wien & Malkin LLC and Peter L. Malkin, a member in Registrant, have been engaged in a proceeding with Sublessee's former managing agent, Helmsley-Spear, Inc. commenced in 1997, concerning the management, leasing, and supervision of the property that is subject to the Lease to Sublessee. In this connection, certain costs for legal and professional fees and other expenses have been paid and incurred by Wien & Malkin and Mr. Malkin, and certain costs for filings to terminate such proceeding may be incurred in the future. Wien & Malkin and Mr. Malkin have represented that such costs will be recovered only to the extent that (a) a competent tribunal authorizes payment or (b) an investor voluntarily agrees that his or her proportionate share be paid. Accordingly, Registrant's allocable share of such costs is as yet undetermined, and Registrant has not provided for the expense and related liability with respect to such costs in these consolidated financial statements. As a result of the August 29, 2006 settlement agreement which included termination of this proceeding, the Registrant will not recognize any gains or losses from this proceeding other than the possible charges for the aforementioned fees and expenses.

The August 29, 2006 settlement agreement terminated Helmsley-Spear, Inc. as managing and leasing agent at the property as of August 30, 2006. CB Richard Ellis has been engaged as the new leasing agent, and Sublessee will self-manage the property. The $1,834,000 portion of the contract settlement payment funded from Sublessee's reserves is to be deducted as an expense in computing overage rent under the Sublease; accordingly, Registrant will effectively bear one-half of Sublessee's contract settlement payment expense, or $917,000 which will be reflected at the end of 2006 when overage rent is recorded.

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

Registrant does not pay dividends. During the nine-month period ended September 30, 2006, Registrant made regular monthly distributions of $98.21 for each $10,000 Participation ($1,178.52 per annum for each $10,000 Participation). There are no restrictions on Registrant's present or future ability to make distributions; however, the amount of such distributions, particularly distributions of Overage Rent, depends on the ability of Sublessee to make payments of Basic Rent and Overage Rent to Registrant in accordance with the terms of the Sublease. Registrant expects to make distributions in the future so long as it receives the payments provided for under the Sublease.

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

Total revenues increased for the nine-month period ended September 30, 2006 as compared with the nine-month period ended September 30, 2005. The increase was the result of an increase in dividend and interest income during the current period as compared with the nine-month period ended September 30, 2005.

Total expenses increased for the nine-month period ended September 30, 2006 as compared with the nine-month period ended September 30, 2005. The increase was the result of an increase in fees during the nine-month period ended September 30, 2006, as compared with the nine-month period ended September 30, 2005.

Liquidity and Capital Resources

Registrant's liquidity has not significantly changed for the nine-month period ended September 30, 2006, as compared with the nine-month period ended September 30, 2005. Registrant may from time to time set cash aside for contingent liabilities.

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

Based on Sublessee's review of the need for upgrades and improvements to the Property, Sublessee had projected 2006 improvement costs of approximately $17,410,000, of which $5,465,000 has been incurred through September 30, 2006. Sublessee is currently reviewing the cost of all projects budgeted in 2007 and thereafter. Sublessee may seek financing to fund these and other improvements.

The Sublessee anticipates that the costs of improvements to be incurred during the year 2006 will also reduce Overage Rent during the year 2006 but should have no effect on the payment of Basic Rent.

Inflation

Registrant believes that there has been no material change in the impact of inflation on its operations since the filing of its report on Form 10-K for the year ended December 31, 2005.

Security Ownership

As of September 30, 2006, the Members of Registrant owned of record and beneficially an aggregate of $28,333 of participations in Registrant, representing less than 1% of the currently outstanding participations therein totaling $33,000,000.

In addition, as of September 30, 2006 certain of the Members of Registrant held additional Participations as follows:

Entities for the benefit of members of Peter L. Malkin's family owned of record and beneficially $637,916 of Participations. Peter L. Malkin disclaims any beneficial ownership of such Participations, except that related trusts are required to complete scheduled payments to Peter L. Malkin.

Peter L. Malkin owned of record as trustee or co-trustee, but not beneficially, $516,667 of Participations. Peter L. Malkin disclaims any beneficial ownership of such Participations.

Anthony E. Malkin owned of record as trustee or co-trustee, but not beneficially, $35,833 of Participations. Anthony E. Malkin disclaims any beneficial ownership of such Participations.

Item 4. Controls and Procedures.

    Evaluation of disclosure controls and procedures. The person who functions in the capacity of Registrant's chief executive officer and Registrant's chief financial officer, after evaluating the effectiveness of Registrant's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of September 30, 2006, the end of the period covered by this report, has concluded that Registrant's disclosure controls and procedures were effective and designed to ensure that material information relating to Registrant would be made known to him by others within those entities on a timely basis.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

The Property of Registrant was the subject of the following material litigation:

Wien & Malkin LLC and Peter L. Malkin, a member of Sublessee, have been engaged in a proceeding with Helmsley-Spear, Inc. concerning the management, leasing and supervision of the property that is subject to the Lease to Sublessee in which Wien & Malkin and Mr. Malkin have sought an order removing Helmsley-Spear. In this connection, certain costs for legal and professional fees and other expenses have been paid and incurred by Wien & Malkin and Mr. Malkin, and certain costs for filings to terminate such proceeding may be incurred in the future. Wien & Malkin and Mr. Malkin have represented that such costs will be recovered only to the extent that (a) a competent tribunal authorizes payment or (b) an investor voluntarily agrees that his or her proportionate share be paid. Accordingly, Registrant's allocable share of such costs is as yet undetermined, and Registrant has not provided for the expense and related liability with respect to such costs in these consolidated financial statements.

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

The August 29, 2006 settlement agreement terminated Helmsley-Spear, Inc. as managing and leasing agent at the property as of August 30, 2006. CB Richard Ellis has been engaged as the new leasing agent, and Sublessee will self-manage the property. In connection with a provision in such settlement agreement which terminated the voting rights of Irving Schneider as a Participant in Registrant, a payment of $35,000 was made by Registrant to Mr. Schneider.

The $1,834,000 portion of the contract settlement payment funded from Sublessee's reserves is to be deducted as an expense in computing overage rent under the Sublease; accordingly, Registrant will effectively bear one-half of Sublessee's contract settlement payment expense, or $917,000 which will be reflected at the end of 2006 when overage rent is recorded.

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

Date: January 26, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the undersigned as Attorney-in-Fact for each of the Members in Registrant, pursuant to the Power, on behalf of Registrant on the date indicated.

By: /s/ Mark Labell

Mark Labell, Attorney-in-Fact*

Date: January 26, 2007

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

Date: January 26, 2007

By /s/ Mark Labell

Name: Mark Labell

Title: Senior Vice President, Finance of Wien & Malkin LLC, Supervisor of Empire State Building Associates L.L.C.

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

Date: January 26, 2007

By /s/ Mark Labell

Name: Mark Labell

Title: Senior Member of Financial/Accounting Staff of Wien & Malkin LLC, Supervisor of Empire State Building Associates L.L.C.

Exhibit 32.1

Empire State Building Associates L.L.C.

Certification Pursuant to 18 U.S.C., Section 1350 as adopted

Pursuant to Section 906

of Sarbanes - Oxley Act of 2002

The undersigned, Mark Labell, is signing this Chief Executive Officer certification as Senior Vice President, Finance of Wien & Malkin LLC, the supervisor* of Empire State Building Associates L.L.C. ("Registrant") to certify that:

    the Quarterly Report on Form 10-Q of Registrant for the period ended September 30, 2006 (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934(15 U.S.C. 78m or 78o(d)); and

    the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Registrant.

Dated: January 26, 2007

By /s/ Mark Labell

Mark Labell

Wien & Malkin LLC, Supervisor

*Registrant's organizational documents do not provide for a Chief Executive Officer or other officer with equivalent rights and duties. As described in the Report, Registrant is a limited liability company which is supervised by Wien & Malkin LLC. Accordingly, this Chief Executive Officer certification is being signed by a Senior Vice President, Finance of Registrant's supervisor.

Exhibit 32.2

Empire State Building Associates L.L.C.

Certification Pursuant to 18 U.S.C., Section 1350 as adopted

Pursuant to Section 906

of Sarbanes - Oxley Act of 2002

The undersigned, Mark Labell, is signing this Chief Financial Officer certification as a senior member of the financial/accounting staff of Wien & Malkin LLC, the supervisor* of Empire State Building Associates L.L.C. ("Registrant"), to certify that:

    the Quarterly Report on Form 10-Q of Registrant for the period ended September 30, 2006 (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934(15 U.S.C. 78m or 78o(d)); and

    the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Registrant.

Dated: January 26, 2007

By /s/ Mark Labell

Mark Labell

Wien & Malkin LLC, Supervisor

*Registrant's organizational documents do not provide for a Chief Financial Officer or other officer with equivalent rights and duties. As described in the Report, Registrant is a limited liability company which is supervised by Wien & Malkin LLC. Accordingly, this Chief Financial Officer certification is being signed by a senior member of the financial/accounting staff of Registrant's supervisor.