Form 10-K
period 2006-12-31
EMPIRE STATE BUILDING ASSOCIATES L.L.C.
filed 2007-05-17
CIK 32776

FORM 10-K

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

Sublessee is a New York limited liability company in which Peter L. Malkin is a member and entities for Peter L. Malkin's family members are beneficial owners. All of the members in Registrant hold senior positions at Wien & Malkin LLC (the "Supervisor"), 60 East 42nd Street, New York, New York, which provides supervisory and other services to Registrant and to Sublessee. See Items 10, 11, 12 and 13 hereof for a description of the ongoing services rendered by, and compensation paid to, Supervisor and for a discussion of certain relationships which may pose potential conflicts of interest among Registrant, Sublessee and certain of their respective affiliates.

As of December 31, 2006, the Building was 84% occupied by approximately 695 tenants who engage in various businesses, including the Boy Scouts, the YMCA, the practice of law and accounting, ladies' and men's apparel, and ladies' and men's shoes. Registrant does not maintain a full-time staff. See Item 2 hereof for additional information concerning the Real Estate.

(b) The Lease and Sublease

The annual rent payable by Registrant to its subsidiary under the Master Lease is $1,970,000 from January 5, 1992 through January 5, 2013 and $1,723,750 annually during the term of each renewal period thereafter.

Sublessee is required to pay annual basic rent (the "Basic Rent") equal to $6,018,750 from January 1, 1992 through January 4, 2013, and $5,895,625 from January 5, 2013 through the expiration of all renewal terms. See Item 2. Sublessee is also required to pay Registrant additional rent of 50% of Sublessee's net operating profit, as defined in the Sublease, in excess of $1,000,000 for each lease year ending December 31 ("Additional Rent").

Additional Rent income is recognized when earned from the Sublessee, at the close of the year ending December 31; such income is not determinable until the Sublessee, pursuant to the Sublease, provides the Registrant with an audit report from a certified public accountant on the Sublessee's operation of the Real Estate. The Sublease requires that this report be delivered to Registrant annually within 60 days after the end of each such fiscal year. Accordingly, all Additional Rent income and certain supervisory services expense are reflected in the fourth quarter of each year. The Sublease does not provide for the Sublessee to render interim reports to Registrant. See Note 3 of Notes to the Consolidated Financial Statements filed under Item 8 hereof (the "Notes") regarding Additional Rent payments by Sublessee for the fiscal years ended December 31, 2006, 2005 and 2004. There was Additional Rent of $18,791,329 for the year ended December 31, 2006.

(c) Competition

Pursuant to tenant space leases at the Building, the average annual base rental payable to Sublessee is approximately $34 per square foot (exclusive of electricity charges and escalation). The asking rents for the building range from $42 to $52 per square foot.

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

The Real Estate was originally carried in the financial statements at a total cost of $60,484,389, consisting of $57,500,000 for the purchase price paid to the seller, $752,022 for acquisition costs, and $2,232,367 representing the unamortized balance of the cost of the Master Lease on the date the Real Estate was acquired. The cost of the Land was estimated to be 35.63% of the total cost of the Real Estate, and the Building, 64.37%. Under the terms of the contract of sale, the deed contains language to avoid the merger of the fee estate and the leasehold, although on a consolidated financial statement basis the Registrant incurred no leasehold rent expense after acquiring the Real Estate.

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

Restricted cash at December 31, 2006 includes an interest-bearing account held at North Fork Bank pursuant to the terms of the Mortgage, to be used monthly to satisfy a portion ($166,167) of Registrant's mortgage interest obligation. On March 28, 2007, Registrant deposited an additional $2,000,000 into this restricted account under the same conditions and will continue to do so annually hereafter.

The Building is being depreciated on a straight-line basis using an estimated life of 39 years from April 17, 2002. Mortgage financing costs, totaling $1,796,287, are being amortized ratably over the term of the mortgage.

Item 3. Legal Proceedings.

The Property of Registrant was the subject of the following material litigation:

Wien & Malkin and Peter L. Malkin, a member in Registrant, were engaged in a proceeding with Sublessee's former managing agent, Helmsley-Spear, Inc. commenced in 1997, concerning the management, leasing, and supervision of the property that is subject to the Lease to Sublessee. In this connection, certain costs for legal and professional fees and other expenses have been paid and incurred by Wien & Malkin and Mr. Malkin, and certain costs for filings to terminate such proceeding may be incurred in the future. Wien & Malkin and Mr. Malkin have represented that such costs will be recovered only to the extent that (a) a competent tribunal authorizes payment or (b) an investor voluntarily agrees that his or her proportionate share be paid. Accordingly, Registrant's allocable share of such costs is as yet undetermined, and Registrant has not provided for the expense and related liability with respect to such costs in its consolidated financial statements included in this Form 10-K. As a result of the August 29, 2006 settlement agreement which included termination of this proceeding, Registrant will not recognize any gains or losses from this proceeding other than the possible charges for the aforementioned fees and expenses.

The August 29, 2006 settlement agreement terminated Helmsley-Spear, Inc. as managing and leasing agent at the property as of August 30, 2006. CB Richard Ellis has been engaged as the new leasing agent, and Sublessee self-manages the property. The $1,834,000 portion of the contract settlement payment funded from Sublessee's reserves has been deducted as an expense in computing Additional Rent income for 2006, so that Registrant has effectively borne one-half of Sublessee's contract settlement payment expense, or $917,000.

In January 1998, Irving Schneider, who is one of the controlling principals of Helmsley-Spear, has no record or beneficial interest in Sublessee and was a Participant in Registrant, brought litigation against Sublessee's supervisor, Wien & Malkin, and member, Peter L. Malkin, claiming misconduct and seeking damages and disqualification from performing services for Sublessee. In March 2002, the court dismissed Mr. Schneider's claims. Although Mr. Schneider thereafter appealed the dismissal, the claim was withdrawn prior to 2006 and is no longer pending.

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

    The Participations are neither traded on an established securities market nor are readily tradable on a secondary market or the substantial equivalent thereof. Based on Registrant's transfer records, Participations are sold by the holders thereof from time to time in privately negotiated transactions and, in many instances, Registrant is not aware of the prices at which such transactions occur. During the past year there were 179 transfers. In one instance, the indicated purchase price was equal to 10 times the face amount of the Participation transferred. In three instances, the indicated purchase price was equal to 6.97 times the face amount of the Participation transferred, i.e., $34,833 for a $5,000 Participation. In two instances, the indicated purchase price was equal to 5.26 times the face amount of the Participation transferred. In one instance, the indicated purchase price was equal to 4.31 times the face amount of the Participation transferred. In eleven instances, the indicated purchase price was equal to 4 times the face amount of the Participation transferred. In three instances, the indicated purchase price was equal to 3.9 times the face amount of the Participation transferred. In four instances, the indicated purchase price was equal to 2.45 times the face amount of the Participation transferred. In one instance, the indicated purchase price was equal to 1.5 times the face amount of the Participation transferred. In all other cases, no consideration was indicated.

    Tender offers for Participations have been commenced by unrelated third parties during 2006 and early 2007 all of which have expired at the date of this filing, in each case at prices ranging from $40,000 to $50,000 for an original $10,000 Participation. A small number of Participation(s) aggregating less than 0.1% of total Participations were reportedly tendered.

    As of December 31, 2006, there were 2,764 holders of Participations of record.

    Registrant does not pay dividends. During the year ended December 31, 2006, Registrant made regular monthly distributions of $98.21 for each $10,000 Participation. There was Additional Rent of $18,791,329 for the year ended December 31, 2006 which enabled Registrant to make an additional distribution for each $10,000 Participation of $4,589 on March 5, 2007. See Item 1 hereof. There are no restrictions on Registrant's present or future ability to make distributions; however, the amount of such distributions, particularly distributions of Additional Rent, depends solely on Sublessee's ability to make payments of Basic Rent and Additional Rent to Registrant. See Item 1 hereof. Registrant expects to make monthly distributions in the future so long as it receives the payments provided under the Sublease. See Item 7 hereof.

[SELECTED FINANCIAL DATA]

Item 6.

Item 6.

EMPIRE STATE BUILDING ASSOCIATES L.L.C.

(A Limited Liability Company)

SELECTED FINANCIAL DATA

(Unaudited)

The following table presents selected financial data of the Registrant for each of the five years in the period ended December 31, 2006. This information is unaudited and has been derived from the audited consolidated financial statements included in this Annual Report on Form 10-K or from audited consolidated financial statements included in Annual Reports on Form 10-K previously filed by the Registrant. This data should be read together with the consolidated financial statements and the notes thereto included in this Annual Report on Form 10-K.

Year ended December 31
2006	2005	2004	2003	2002
Basic rent income	$ 6,018,750	$ 6,018,750	$ 6,018,750	$ 6,018,750	$ 6,018,750
Additional rent income	18,791,329	16,324,979	9,469,543	6,802,295	14,476,008
Dividend and interest income	339,334	158,209	61,322	70,481	152,081
Miscellaneous	978	-	-	-	-
Total revenues	$25,150,391	$22,501,938	$15,549,615	$12,891,526	$20,646,839
Net income	$18,813,909	$16,308,881	$ 9,761,227	$7,247,765	$15,397,298
Earnings per $10,000 participation unit, based on 3,300 participation units outstanding during the year	$5,701	$ 4,942	$ 2,958	$ 2,196	$ 4,666
Total assets	$81,491,531	$80,063,503	$73,446,834	$72,185,694	$80,521,663
Long-term obligations	$60,500,000	$60,500,000	$60,500,000	$60,500,000	$60,500,000
Distributions per $10,000 participation unit, based on 3,300 participation units outstanding during the year:
Income	$5,298	$3,318	$ 2,524	$ 2,196	$ 4,666
Return of capital	-0-	-0-	-0-	2,394	3,513
Total distributions	$5,298	$3,318	$ 2,524	$ 4,590	$ 8,179

EMPIRE STATE BUILDING ASSOCIATES L.L.C.

(A Limited Liability Company)

QUARTERLY RESULTS OF OPERATIONS

(Unaudited)

Item 6a.

The following table presents the Registrant's unaudited operating results for each of the eight fiscal quarters in the period ended December 31, 2006. The information for each of these quarters is unaudited and has been prepared on the same basis as the audited consolidated financial statements included in this Annual Report on Form 10-K. In the opinion of management, all necessary adjustments, which consist only of normal and recurring accruals, have been included to present fairly the unaudited quarterly results. This data should be read together with the consolidated financial statements and the notes thereto of the Registrant included in this Annual Report on Form 10-K.

Three Months Ended

	March 31,	June 30,	September 30,	December 31,
Consolidated Income Data:	2006	2006	2006	2006

Basic rent income	$1,504,687	$1,504,688	$1,504,687	$ 1,504,687
Additional rent income	-	-	-	18,791,329
Dividend and interest income	143,681	64,465	64,433	66,755
Miscellaneous income	-	-	978	-
Total revenues	1,648,368	1,569,153	1,570,098	20,362,771

Interest on mortgage	983,125	994,049	1,004,973	1,004,971
Supervisory services	39,854	39,854	39,855	1,006,494
Depreciation of building	249,566	249,566	249,565	249,565
Amortization of financing costs	44,907	44,907	44,907	44,908
Professional fees and miscellaneous	615	(81)	44,605	275
Total expenses	1,318,067	1,328,295	1,383,905	2,306,213
Net income	$ 330,301	$ 240,858	$ 186,193	$ 18,056,558

Earnings per $10,000 participation unit, based on 3,300 participation units outstanding during each period	$ 100	$ 73	$ 56	$ 5,472

EMPIRE STATE BUILDING ASSOCIATES L.L.C.

(A Limited Liability Company)

QUARTERLY RESULTS OF OPERATIONS

(Unaudited)

Item 6a.

Three Months Ended

	March 31,	June 30,	September 30,	December 31,
Consolidated Income Data:	2005	2005	2005	2005
Basic rent income	$1,504,687	$1,504,688	$1,504,688	$1,504,687
Additional rent income	-	-	-	16,324,979
Dividend and interest income	52,695	28,920	33,506	43,088
Total revenues	1,557,382	1,533,608	1,538,194	17,872,754

Interest on mortgage	983,125	994,048	1,004,973	1,004,971
Supervisory services	39,854	39,854	39,855	907,645
Depreciation of building	249,566	249,566	249,566	249,564
Amortization of financing costs	44,907	44,907	44,907	44,908
Professional fees and miscellaneous	660	345	(360)	195
Total expenses	1,318,112	1,328,721	1,338,941	2,207,283
Net income	$ 239,270	$ 204,887	$ 199,253	$15,665,471

Earnings per $10,000 participation unit, based on 3,300 participation units outstanding during each period	$ 73	$ 62	$ 60	$ 4,747

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

Registrant's discussion and analysis of its financial condition and results of operations are based upon Registrant's consolidated financial statements, the preparation of which takes into account estimates based on judgments and assumptions that affect certain amounts and disclosures. Accordingly, actual results could differ from these estimates. The accounting policies and estimates used and outlined in Note 2 to Registrant's consolidated financial statements, which are presented elsewhere in this annual report, have been applied consistently as at December 31, 2006 and 2005, and for the years ended December 31, 2006, 2005 and 2004. Registrant believes that the following accounting policies or estimates require the application of management's most difficult, subjective, or complex judgments:

Valuation of Long-Lived Assets: Registrant periodically assesses the carrying value of long-lived assets whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. When Registrant determines that the carrying value of long-lived assets may be impaired, the measurement of any impairment is based on a projected discounted cash flows method determined by Registrant's management. While Resistrant believes its discounted cash flow methods are reasonable, different assumptions regarding such cash flows may significantly affect the measurement of impairment.

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

Financial Condition and Results of Operations

At the time of its organization, Registrant acquired the Master Lease of the Property subject to the Sublease. Basic Rent received by Registrant was used to pay annual rent due under the Master Lease and the Basic Payment and a portion of the additional payment to Supervisor; and the balance of such Basic Rent was distributed to the Participants. Currently, Basic Rent received by Registrant is used to pay the Basic Payment and a portion of the additional payment to Supervisor and a portion of debt service on the new mortgage; and the balance of such Basic Rent is distributed to the Participants. Additional Rent and any interest and dividends accumulated thereon are distributed to the Participants after the additional payment to Supervisor. Pursuant to the Sublease, Sublessee has assumed responsibility for the condition, operation, repair, maintenance and management of the Property. Registrant is not required to maintain liquid assets to defray any operating expenses of the Property.

The supervisory services provided to Registrant by Supervisor include, but are not limited to, providing or coordinating counsel services to Registrant, maintaining all of its entity and Participant records, performing physical inspections of the Building, reviewing insurance coverage, conducting annual supervisory review meetings, receipt of monthly rent from Sublessee, payment of monthly and additional distributions to the Participants, payment of all other disbursements, confirmation of the payment of real estate taxes, active review of financial statements submitted to Registrant by Sublessee and financial statements audited by and tax information prepared by Registrant's independent registered public accounting firm, and distribution of related materials to the Participants. Supervisor also prepares quarterly, annual and other periodic filings with the SEC and applicable state authorities.

Registrant pays Supervisor for other services at hourly rates.

Registrant's results of operations are affected primarily by the amount of rent payable to it under the Sublease. The amount of Additional Rent payable to Registrant is affected by the New York City economy and real estate rental and tourist attraction markets, which are difficult for management to forecast.

As compared with the prior year, a decrease in Additional Rent earned in any year reduces the distributions made to the Participants in the following year and the expenditure for supervisory services. Reductions in the amount of Additional Rent paid to Registrant in the future will not have any other impact on Registrant. See paragraph 1 of Item 7 hereof and Notes 2 and 3 of the Notes to the consolidated financial statements.

The following summarizes the material factors affecting Registrant's results of operations for the three preceding years:

(a) Total revenues increased for the year ended December 31, 2006 as compared with the year ended December 31, 2005. Such increase was the result of an increase in Additional Rent received by Registrant in 2006 and an increase in dividend and interest income earned as compared with the year ended December 31, 2005. Total revenues increased for the year ended December 31, 2005 as compared with the year ended December 31, 2004. Such increase was the result of an increase in Additional Rent in the year 2005 and an increase in dividend and interest income earned as compared with the year ended December 31, 2004. See Note 3 of the Notes to the Consolidated Financial Statements.

(b) Total expenses increased for the year ended December 31, 2006 as compared with the year ended December 31, 2005. Such increase is the result of an increase in the additional payment to Supervisor and an increase in professional fees and miscellaneous expenses as compared with the year ended December 31, 2005. Total expenses increased for the year ended December 31, 2005 as compared with the year ended December 31, 2004. Such increase is the net result of a decrease in interest expense on the mortgage and a decrease in professional fees and an increase in the additional payment to Supervisor as compared with the year ended December 31, 2004.

Liquidity and Capital Resources

Registrant's liquidity has not significantly changed for the year ended December 31, 2006 as compared with the year ended December 31, 2005. Registrant may from time to time set aside cash for contingent liabilities.

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

Registrant anticipates that funds for working capital for the Real Estate will be provided from rental payments received by Sublessee, which entity is required to make payments of Basic Rent and Additional Rent under the Sublease and, to the extent necessary, from additional capital investment by the Members of the Sublessee and/or external financing. Registrant has no requirement to maintain substantial reserves to defray any operating expenses of the Real Estate.

Inflation

Inflationary trends in the economy do not directly impact Registrant's operations. As noted above, Registrant does not actively engage in the operation of the Real Estate. Inflation may impact the operations of the Sublessee. The Sublessee is required to pay the Basic Rent regardless of the results of its operations. Inflation and other operating factors affect the amount of Additional Rent payable by the Sublessee, which is based on the Sublessee's net operating profit.

Other Information

The Sublessee is to maintain the Building as a high-class office building as required by the terms of the Sublease.

Based on Sublessee's review of the need for upgrades and improvements to the Real Estate, Sublessee had incurred improvement costs of approximately $6,235,000 during 2006. Sublessee is currently reviewing the cost of all projects budgeted in 2007 and thereafter.

The Sublessee anticipates that the costs of improvements or debt service on funds borrowed for improvements will reduce Additional Rent during the year 2007 but should have no effect on the payment of Basic Rent.

Item 8. Financial Statements and Supplementary Data.

The consolidated financial statements of the Registrant as of December 31, 2006 and 2005 and for each of the three years in the period ended December 31, 2006 and the financial statements of the Sublessee as of and for the year ended December 31, 2006 are included in this annual report immediately following Exhibit 32.2 or will be included by amendment.

Item 9. Disagreements on Accounting and Financial Disclosure.

Not applicable.

Item 9a. Controls and Procedures.

    Evaluation of disclosure controls and procedures. The person who functions in the capacity of Registrant's chief executive officer and Registrant's chief financial officer, after evaluating the effectiveness of Registrant's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of December 31, 2006, the end of the period covered by this report, has concluded that as of that date that Registrant's disclosure controls and procedures were effective and designed to ensure that material information relating to Registrant would be made known to him by others within those entities on a timely basis.

    Changes in internal controls over financial reporting. There were no changes in Registrant's internal controls over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to affect, the Registrant's internal controls over financial reporting.

PART III

Item 10. Directors and Executive Officers of Registrant.

Registrant has no directors or officers or any other centralization of management. There is no specific term of office for any Agent. The table below sets forth as to each Member as of December 31, 2006 the following: name, age, nature of any family relationship with any other Agent, business experience during the past five years and principal occupation and employment during such period, including the name and principal business of any corporation or any organization in which such occupation and employment was carried on and the date such individual became an Agent:

Name	Age	Nature of Family Relationship	Business Experience	Principal Occupation and Employment	Date Individual became an agent
Peter L. Malkin	73	Father of Anthony E. Malkin	Real Estate Supervision	Senior Member and Chairman, Wien & Malkin LLC	1961
Anthony E. Malkin	44	Son of Peter L. Malkin	Real Estate Supervision and Management	President, Wien & Malkin LLC, and W&M Properties, L.L.C.	2001
Thomas N. Keltner, Jr.	60	None	Real Estate Supervision	Member, Wien & Malkin LLC	1998

As stated above, all three Members who are acting as Agents for Participants hold senior positions at Supervisor. See Items 1, 11, 12 and 13 hereof for a description of the services rendered by, and the compensation paid to, Supervisor and for a discussion of certain relationships which may pose actual or potential conflicts of interest among Registrant, Sublessee and certain of their respective affiliates.

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

Registrant's organizational documents do not provide for a board of directors or officers. As described in the Report, Registrant is a limited liability company which is supervised by Wien & Malkin LLC. No remuneration was paid during the current fiscal year ended December 31, 2006 by Registrant to any of the Agents as such. Registrant pays Supervisor, for supervisory services and disbursements, fees of $159,417 per annum. Supervisor also receives an additional payment equal to 6% of Additional Rent and dividend income distributed by Registrant to the Participants. Pursuant to such arrangements described herein, Registrant incurred supervisory fees during 2006 totaling $1,126,057 (consisting of $159,417 as an annual basic fee for supervisory services and $966,640 as an additional payment). For tax purposes, such additional payment is recognized as a profits interest and the Supervisor is treated as a partner, all without modifying each Participant's distributive share of reportable income and cash distributions. See Item 7 hereof. As noted in Items 1 and 10 of this report, all of the Agents hold senior positions at Supervisor.

Item 12. Security Ownership of Certain Beneficial Owners

and Management.

    Registrant has no voting securities. See Item 5 hereof. At December 31, 2006, no person owned of record or was known by Registrant to own beneficially more than 5% of the outstanding Participations.

    At December 31, 2006, the Members (see Item 10 hereof) beneficially owned, directly or indirectly, the following Participations:

Title of Class	Name & Address of Benefical Owners	Amount of Beneficial Ownership	Percent of Class
Participations in Member Interest	Anthony E. Malkin 60 East 42nd Street New York, N.Y. 10165	$23,333	.07071%
	Thomas N. Keltner, Jr. 60 East 42nd Street New York, N.Y. 10165	$6,667	.02020%

  At such date, certain of the Members (or their respective spouses) held additional Participations as follows:

  Peter L. Malkin owned of record as trustee or co-trustee but not beneficially, $516,667 of Participations. Mr. Malkin disclaims any beneficial ownership of such Participations.

  Entities for the benefit of members of Peter L. Malkin's family owned of record and beneficially $675,691 of Participations. Peter L. Malkin disclaims any beneficial ownership of such Participations, except that related family trusts and entities are required to complete scheduled payments to Peter L. Malkin.

  Anthony E. Malkin owned of record as trustee or co-trustee but not beneficially, $35,833 of Participations. Anthony E. Malkin disclaims any beneficial ownership of such Participations.

  Not applicable.

Item 13. Certain Relationships and Related Transactions.

(a) As stated in Item 1 hereof, Mr. Peter L. Malkin, Mr. Anthony E. Malkin and Mr. Keltner are the three Members in Registrant and also act as agents for the Participants in their respective member interests. Peter L. Malkin is also a member in Sublessee. As a consequence of one of the three Members being a member in Sublessee, and all of the Members holding senior positions at Supervisor (which supervises Registrant and Sublessee), certain actual and potential conflicts of interest may arise with respect to the management and administration of the business of Registrant. However, under the respective participating agreements pursuant to which the Members act as agents for the Participants, certain transactions require the prior consent from Participants owning a specified interest under the agreement in order for the Agents to act on their behalf. Such transactions, among others, include modifications and extensions of the Sublease or Mortgage, or a sale or other disposition of the Property or substantially all of Registrant's assets.

Reference is made to Items 1 and 2 hereof for a description of the terms of the Sublease between Registrant and Sublessee. The respective interests of the Members in Registrant and in Sublessee arise solely from ownership of their respective Participations in Registrant and, in the case of Peter L. Malkin, his family entities' ownership of member interests in Sublessee. The Members as such receive no extra or special benefit not shared on a pro rata basis with all other Participants in Registrant or members in Sublessee. However, all of the Members hold senior positions at Supervisor (which supervises Registrant and Sublessee) and, by reason of their position at Supervisor, may receive income attributable to supervisory or other remuneration paid by Registrant to Supervisor and Sublessee. See Item 11 hereof for a description of the remuneration arrangements between Registrant and Supervisor relating to supervisory services provided by Supervisor.

Reference is also made to Items 1 and 10 hereof for a description of the relationship between Registrant and Supervisor, of which all of the Agents are among the Members. The respective interest of the Members in any remuneration paid by Registrant to Supervisor arise solely from such member's interest in Supervisor. See Item 11 hereof for a description of the remuneration arrangements between Registrant and Supervisor relating to supervisory services provided by Supervisor.

(b) Reference is made to Paragraph (a) above.

(c) Not applicable.

(d) Not applicable.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The fees paid by Registrant and Wien & Malkin LLC, the Supervisor of Registrant, to J.H. Cohn LLP for professional services for the years ended December 31, 2006 and December 31, 2005 were as follows:

Fee Category	2006	2005
Audit Fees	$50,800	$46,250
Audit-Related Fees	4,200	9,500
Tax Fees	6,000	6,000
All Other Fees	0	0

Total Fees	$61,000	$61,750

Audit Fees. Consist of fees billed for professional services rendered for the audit of Registrant's consolidated financial statements and review of the interim financial statements included in quarterly 10-Q reports.

Audit-Related Fees. Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of Registrant's consolidated financial statements and are not reported under "Audit Fees." In 2006, these services include accounting consultation, review of Sarbanes-Oxley requirements as they pertain to Registrant, and other audit-related services.

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

For all services, Registrant's supervisory management staff submits from time to time to the Agents of Registrant for approval services that it recommends the Registrant engage the independent auditor to provide. In addition, the Agents of Registrant pre-approve specific non-audit services that the independent auditor is authorized to provide. All fee proposals for those non-audit services must be pre-approved in writing by a senior executive of the Supervisor. The Agents of Registrant are informed routinely by the independent auditor pursuant to this pre-approved process.

Item 15. Exhibits and Financial Statement Schedules

(a)(1) Financial Statements

(2) Financial Statement Schedules

The consolidated financial statements and the financial statement schedule of the Registrant and the financial statements of the Sublessee required in this annual report are listed in the respective indexes to those financial statements and financial statement schedule of the Registrant and the Sublessee included immediately following Exhibit 32.2 or to be included by amendment.

(3) Exhibits: See Exhibit Index.

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

Date: May 17, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person as Attorney-in-Fact for each of the Members in Registrant, pursuant to the Power, on behalf of Registrant and as a Member in Registrant on the date indicated.

By /s/ Mark Labell

Mark Labell, Attorney-in-Fact*

Date: May 17, 2007

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

Date: May 17, 2007

By /s/ Mark Labell

Name: Mark Labell

Title: Senior Vice President, Finance Wien & Malkin LLC, Supervisor of Empire State Building Associates L.L.C.

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

Date: May 17, 2007

By /s/ Mark Labell

Name: Mark Labell

Title: Senior Member of Financial/Accounting Staff of Wien & Malkin LLC, Supervisor of Empire State Building Associates L.L.C.

Exhibit 32.1

Empire State Building Associates L.L.C.

Certification Pursuant to 18 U.S.C., Section 1350 as adopted

Pursuant to Section 906

of Sarbanes - Oxley Act of 2002

The undersigned, Mark Labell, is signing this Chief Executive Officer certification as Senior Vice President, Finance of Wien & Malkin LLC, the Supervisor * of Empire State Building Associates L.L.C. ("Registrant") to certify that:

    the Annual Report on Form 10-K of Registrant for the period ended December 31, 2006 (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C.78m or 78o(d)); and

    the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Registrant.

Dated: May 17, 2007

By /s/ Mark Labell

Mark Labell

Senior Vice President, Finance

Wien & Malkin LLC, Supervisor

*Registrant's organizational documents do not provide for a Chief Executive Officer or other officer with equivalent rights and duties. As described in the Report, Registrant is a limited liability company which is supervised by Wien & Malkin LLC. Accordingly, this Chief Executive Officer certification is being signed by a senior executive of Registrant's supervisor.

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

    the Annual Report on Form 10-K of Registrant for the period ended December 31, 2006 (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C.78m or 78o(d)); and

    the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Registrant.

Dated: May 17, 2007

By /s/ Mark Labell

Mark Labell

Senior Vice President, Finance

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

INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

EMPIRE STATE BUILDING ASSOCIATES L.L.C.

(A Limited Liability Company)

Report of J.H. Cohn LLP -- Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2006 and 2005

Consolidated Statements of Operations for the Years Ended December 31, 2006, 2005 and 2004

Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 2006, 2005 and 2004

Consolidated Statements of Cash Flows for the Years Ended December 31, 2006, 2005 and 2004

Notes to Consolidated Financial Statements

SCHEDULE III - Real Estate and Accumulated Depreciation as of December 31, 2006

All other schedules are omitted as the information is not required, is not material or is otherwise provided.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Participants in Empire State Building Associates L.L.C.

(a Limited Liability Company)

We have audited the accompanying consolidated balance sheets of Empire State Building Associates L.L.C. ("Associates") as of December 31, 2006 and 2005, and the related consolidated statements of income, members' equity and cash flows for each of the three years in the period ended December 31, 2006, and the supporting financial statement schedule, Schedule III- real estate and accumulated depreciation, also included in this Form 10-K. These consolidated financial statements and the schedule are the responsibility of Associates' management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Empire State Building Associates L.L.C. as of December 31, 2006 and 2005, and its results of operations and cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America, and the related financial statement schedule, when considered in relation to the basic financial statements, presents fairly, in all material respects, the information set forth therein.

/s/J.H.Cohn LLP

New York, N. Y.

March 7, 2007

EMPIRE STATE BUILDING ASSOCIATES L.L.C.

(A Limited Liability Company)

CONSOLIDATED BALANCE SHEETS

A S S E T S

	December 31,
	2006	2005
Assets:
Real estate:
Building:
Empire State Building, located at 350 Fifth Avenue, New York, N. Y.	$38,933,801	$38,933,801
Less: Accumulated depreciation	4,701,257	3,702,994
	34,232,544	35,230,807
Land Land	21,550,588	21,550,588
TOTAL REAL ESTATE	55,783,132	56,781,395
Cash and cash equivalents:
JPMorgan Chase Bank	540,469	538,221
Distribution account held by Wien & Malkin LLC	324,111	324,111
Fidelity U.S. Treasury Income Portfolio	21,481,882	19,021,513
Total cash and cash equivalents	22,346,462	19,883,845

Restricted cash re: mortgage interest	885,458	851,683
Additional rent due from Empire State
Building Company L.L.C., a related party	1,291,329	1,324,979
Receivable from participants - NYS estimated tax	231,915	91,437	62,893
Accounts receivable	2,700	-

Mortgage financing costs	1,796,287	1,796,287
Less: accumulated amortization	845,752	666,123
MORTGAGE REFINANCING COSTS, NET	950,535	1,130,164

TOTAL ASSETS	$81,491,531	$80,063,503

LIABILITIES AND MEMBERS' EQUITY

Liabilities:
First mortgage payable	$60,500,000	$60,500,000
Accrued interest payable	338,632	338,632
Prepaid rent	501,564	501,564
Accrued supervisory services, to a related party	966,640	867,791
TOTAL LIABILITIES	62,306,836	62,207,987

Commitments and contingencies

Members' equity	19,184,695	17,855,516
TOTAL LIABILITIES AND MEMBERS' EQUITY	$81,491,531	$80,063,503

See accompanying notes to consolidated financial statements.

EMPIRE STATE BUILDING ASSOCIATES L.L.C.

(A Limited Liability Company)

CONSOLIDATED STATEMENTS OF INCOME

Year ended December 31,
	2006	2005	2004
Revenues:
Rent income, from a related party	$24,810,079	$22,343,729	$15,488,293
Dividend and interest income	339,334	158,209	61,322
Miscellaneous income	978	-	-
Total revenues	25,150,391	22,501,938	15,549,615

Expenses:
Interest on mortgage	3,987,118	3,987,118	3,998,042
Supervisory services, to a related party	1,126,057	1,027,208	610,069
Depreciation of building	998,262	998,262	998,264
Amortization of financing costs	179,629	179,629	179,628
Fees and miscellaneous, including amounts paid to a related party	45,416	840	2,385
Total expenses	6,336,482	6,193,057	5,788,388
NET INCOME	$18,813,909	$16,308,881	$9,761,227
Earnings per $10,000 participation unit, based on 3,300 participation units outstanding during each year	$5,701	$4,942	$2,958

See accompanying notes to consolidated financial statements.

EMPIRE STATE BUILDING ASSOCIATES L.L.C.

(A Limited Liability Company)

CONSOLIDATED STATEMENTS OF MEMBERS' EQUITY

Members'	Share of		Members'
Equity'	Net Income		Equity
January 1,	For Year	Distributions	December 31,

Year Ended December 31, 2004:
Anthony E. Malkin Group	$3,687,900	3,253,742	2,776,247	4,165,395

Thomas N. Keltner, Jr. Group	3,687,899	3,253,742	2,776,247	4,165,394

Peter L. Malkin Group	3,687,897	3,253,743	2,776,248	4,165,392
TOTALS	$11,063,696	$ 9,761,227	$8,328,742	$12,496,181

Year Ended December 31, 2005:
Anthony E. Malkin Group	$ 4,165,395	5,436,293	3,649,849	$5,951,839

Thomas N. Keltner, Jr. Group	4,165,394	5,436,294	3,649,849	5,951,839

Peter L. Malkin Group	4,165,392	5,436,294	3,649,848	5,951,838
TOTALS	$12,496,181	16,308,881	10,949,546	$17,855,516

Year Ended December 31, 2006:
Anthony E. Malkin Group	$5,951,839	$6,271,303	$5,828,243	$6,394,899

Thomas N. Keltner, Jr. Group	5,951,839	6,271,303	5,828,243	6,394,899

Peter L. Malkin Group	5,951,838	6,271,303	5,828,244	6,394,897
TOTALS	$17,855,516	$18,813,909	$17,484,730	$19,184,695

See accompanying notes to consolidated financial statements.

EMPIRE STATE BUILDING ASSOCIATES L.L.C.

(A Limited Liability Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

Year Ended December 31,
2006	2005	2004
Cash flows from operating activities:
Net income	$18,813,909	$16,308,881	$ 9,761,227
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of financing costs	179,629	179,629	179,628
Depreciation of building	998,262	998,262	998,264
Changes in operating assets and liabilities:
Additional rent due from Empire State Building Company L.L.C., a related party	33,650	(605,436)	82,752
Accounts receivable	(2,700)	-	-
Accrued interest payable	-	338,632	(338,632)
Prepaid rent	-	501,564	-
Accrued supervisory services, to a related party	98,849	417,138	167,286
Net cash provided by operating activities	20,121,599	18,138,670	10,850,525

Cash flows from financing activities:
Change in receivable from participants	(140,477)	(28,544)	195,349
Change in restricted cash	(33,775)	(342,010)	355,719
Distributions to participants	(17,484,730)	(10,949,546)	(8,328,742)
Net cash used in financing activities	(17,658,982)	(11,320,100)	(7,777,674)

Net increase in cash and cash equivalents	2,462,617	6,818,570	3,072,851
Cash and cash equivalents, beginning of year	19,883,845	13,065,275	9,992,424
CASH AND CASH EQUIVALENTS,
END OF YEAR	$22,346,462	$19,883,845	$13,065,275
Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$3,987,118	$3,648,486	$4,336,674

See accompanying notes to consolidated financial statements.

EMPIRE STATE BUILDING ASSOCIATES L.L.C.

(A Limited Liability Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Business Activity and Purchase of Real Estate

Through April 16, 2002, Empire State Building Associates L.L.C. ("Associates") owned the tenant's interest in a master operating leasehold (the "Master Lease") on the Empire State Building (the "Building"), located at 350 Fifth Avenue, New York, New York. On April 17, 2002 Associates acquired, through a wholly-owned limited liability company, the fee title to the Building and to the land thereunder (the "Land"), (together, the "Real Estate"). Associates subleases the property to Empire State Building Company L.L.C. ("Sublessee"). The consolidated financial statements include the accounts of Empire State Building Associates L.L.C. and, effective April 17, 2002, its wholly-owned limited liability company, Empire State Land Associates L.L.C. All intercompany accounts and transactions have been eliminated in consolidation.

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

b. Restricted cash Restricted cash at December 31, 2006 includes a money market account held at North Fork Bank pursuant to the terms of the mortgage, to be used monthly to satisfy a portion of the mortgage interest obligation.

c. Real Estate and depreciation

The Real Estate was originally carried in the financial statements at a total cost of $60,484,389, consisting of $57,500,000 for the purchase price, $752,022 for acquisition costs and $2,232,367 representing the unamortized balance of the cost of the Master Lease on the date the Real Estate was acquired. The cost of the Land was estimated to be 35.63% of the total cost of the Real Estate, and the Building 64.37%. Under the terms of the contract of sale, the deed contains language to avoid the merger of the fee estate and the leasehold, although on a consolidated financial statement basis, Associates incurred no leasehold rent expense after acquiring the Real Estate.

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

  Amortization expense amounts to $179,628 for each of the next five years subsequent to December 31, 2006.

  Valuation of Long-Lived Assets

  Associates periodically assesses the carrying value of long-lived assets whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. When Associates determines that the carrying value of long-lived assets may be impaired, the measurement of any impairment is based on a projected cash flows method.

  Revenue Recognition

Basic rental income, as defined in a long-term lease, is a fixed minimum annual amount that Associates records ratably over the year. Additional rent is based on 50% of the net operating profit of the Sublessee, as defined, in excess of $1,000,000 for each lease year ending December 31st and is recorded by Associates when such amounts become determinable, at the end of each calendar year.
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

(A Limited Liability Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

3. Related Party Transactions - Rent Income

Associates does not operate the Building (See Note 1). It subleases the Building to the Sublessee, a related party (See Note 4), pursuant to a net operating sublease dated December 27, 1961, as modified February 15, 1965. The sublease provides for the same initial term and renewal options as the leasehold, less one day. In January 1989, the Sublessee exercised its option to renew the sublease for the first renewal period from January 4, 1992 to January 4, 2013. The annual minimum basic rent during the remainder of the Sublessee's first renewal term is $6,018,750. The sublease provides for three successive renewal options of twenty-one years each, at an annual basic rent of $5,895,625 throughout all subsequent renewal terms.

Additional rent through all renewal terms under the sublease is payable in an amount equal to 50% of the Sublessee's annual net income, as defined, in excess of $1,000,000. For 2006, 2005 and 2004, Sublessee reported net operating profit of $38,582,657; $33,649,958 and $19,939,086, respectively. Therefore, rent income was comprised as follows:

For the years ended December 31,
2006	2005	2004

Minimum net basic rent	$ 6,018,750	$ 6,018,750	$ 6,018,750
Additional rent earned	18,791,329	16,324,979	9,469,543
	$24,810,079	$22,343,729	$15,488,293

  Related Party Transactions - Supervisory and Other Services

Supervisory and other services are provided to Associates by its supervisor, Wien & Malkin LLC ("Wien & Malkin" or the "Supervisor"), a related party. Beneficial interests in Associates are held directly or indirectly by one or more persons at Wien & Malkin and/or their family members.

Wien & Malkin LLC, a limited liability company, succeeded Wien & Malkin LLP, a limited liability partnership, on November 30, 2006 without any change in duties, responsibilities, staffing, operation, rights or compensation to it as Supervisor.

Basic fees for supervisory services are $159,417 per annum. Wien & Malkin receives an additional payment equal to 6% of additional rent income received by Associates. Fees for supervisory services (including disbursements and cost of regular accounting services) during the years ended December 31, 2006, 2005 and 2004, totaled $1,126,057, $1,027,208 and $610,069, respectively. For tax purposes, such additional payment is recognized as a profits interest and the Supervisor is treated as a partner, all without modifying each Participant's distributive share of reportable income and cash distributions. Distributions in respect of Wien & Malkin's profits interest totaled $966,640, $867,791 and $450,652 for 2006, 2005 and 2004, respectively.

EMPIRE STATE BUILDING ASSOCIATES L.L.C.

(A Limited Liability Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)
  First Mortgage Payable

To finance the acquisition of the fee title to the Real Estate (Note 1) and certain related costs, Associates obtained a $60,500,000 first mortgage with North Fork Bank.

The mortgage matures on May 1, 2012. Monthly payments under the mortgage are interest only at a fixed annual rate of 6.5% through maturity. Payments commenced on June 1, 2002, except that short-term interest from the closing until April 30, 2002 was due on May 1, 2002. The mortgage may be prepaid at any time after 24 months with the payment of a premium equal to the greater of (a) 1% of the amount prepaid and (b) an amount calculated pursuant to a prepayment formula designed to preserve the bank's yield to maturity. The mortgage is secured by a lien on the Real Estate and Associates' leasehold estate under the Master Lease of the Real Estate.

The estimated fair value of Associates' mortgage debt, based on available market information or other appropriate valuation methodologies was the carrying value at December 31, 2006 and was estimated to be $61,282,000 at December 31, 2005.
  Number of Participants

There were approximately 2,764, 2,759 and 2,675 participants in the participating groups at December 31, 2006, December 31, 2005 and 2004, respectively.
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

  Distributions and Amount of Income per $10,000 Participation Unit

Distributions per $10,000 participation unit during the years ended December 31, 2006, 2005 and 2004, based on 3,300 participation units outstanding during each year, consisted of the following:
	Year ended December 31
	2006	2005	2004
Income	$5,298	$3,318	$2,524
Return of capital	0	-0-	-0-
TOTAL DISTRIBUTIONS	$5,298	$3,318	$2,524

EMPIRE STATE BUILDING ASSOCIATES L.L.C.

(A Limited Liability Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

  Distributions and Amount of Income per $10,000 Participation Unit (continued)

  Net income is computed without regard to income tax expense since Associates does not itself pay a tax on its income; instead, any such taxes are paid by the participants in their individual capacities.

  Related Party Transactions - Fees

The accompanying statements of income reflect fees paid or owed to Wien & Malkin, a related party (See Note 4), as follows:

2006	2005	2004

Payments made or accrued	$ -	$ -	$ 1,696

  Contingencies

  Wien & Malkin and Peter L. Malkin, a member in Associates, were engaged in a proceeding with Sublessee's former managing agent, Helmsley-Spear, Inc. commenced in 1997, concerning the management, leasing, and supervision of the property that is subject to the Lease to Sublessee. In this connection, certain costs for legal and professional fees and other expenses have been paid and incurred by Wien & Malkin and Mr. Malkin, and certain costs for filings to terminate such proceeding may be incurred in the future. Wien & Malkin and Mr. Malkin have represented that such costs will be recovered only to the extent that (a) a competent tribunal authorizes payment or (b) an investor voluntarily agrees that his or her proportionate share be paid. Accordingly, Associates' allocable share of such costs is as yet undetermined, and Associates has not provided for the expense and related liability with respect to such costs in these consolidated financial statements. As a result of the August 29, 2006 settlement agreement which included termination of this proceeding, Associates will not recognize any gains or losses from this proceeding other than the possible charges for the aforementioned fees and expenses.

  The August 29, 2006 settlement agreement terminated Helmsley-Spear, Inc. as managing and leasing agent at the property as of August 30, 2006. CB Richard Ellis has been engaged as the new leasing agent, and Sublessee will self-manage the property. The $1,834,000 portion of the contract settlement payment funded from Sublessee's reserves has been deducted as an expense in computing additional rent income for 2006, so that Associates has effectively borne one-half of Sublessee's contract settlement payment expense, or $917,000.

  In January 1998, Irving Schneider, who is one of the controlling principals of Helmsley-Spear, has no record or beneficial interest in Sublessee and was a participant in Associates, brought litigation against Sublessee's supervisor, Wien & Malkin, and member, Peter L. Malkin, claiming misconduct and seeking

  EMPIRE STATE BUILDING ASSOCIATES L.L.C.

  (A Limited Liability Company)

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  (Continued)

    Contingencies (concluded)

  damages and disqualification from performing services for Sublessee. In March 2002, the court dismissed Mr. Schneider's claims. Although Mr. Schneider thereafter appealed the dismissal, the claim was withdrawn prior to 2006 and is no longer pending.

  Concentration of Credit Risk

Associates maintains cash balances in two banks and in two money market funds (Fidelity U.S. Treasury Income Portfolio and North Fork Bank) and a distribution account held by Wien & Malkin. The balance in each bank is insured by the Federal Deposit Insurance Corporation up to $100,000, and at December 31, 2006 there was an uninsured balance of approximately $1,225,927. The cash balances in the Fidelity U.S. Treasury Income Portfolio and the distribution account held by Wien & Malkin are not insured. The funds held in the distribution account were paid to the participants on January 1, 2007.

SCHEDULE III

EMPIRE STATE BUILDING ASSOCIATES L.L.C.

(A Limited Liability Company)

Real Estate and Accumulated Depreciation

December 31, 2006

Column

A Description                                                   Land and building situated

                                                                       at 350 Fifth Avenue, New York, New York.

B Encumbrances -                                          North Fork Bank

Balance at December 31, 2006                         $60,500,000

C Initial cost to company

Land and building                                             $60,484,389

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

F Accumulated depreciation                               $ 4,701,257 (b)

G Date of construction                                      1931

H Date acquired                                             April 17, 2002

I Life on which depreciation of building in

latest income statements is computed                    39 years

  Gross amount of real estate

Balance at January 1, 2006           $60,484,389

Purchase of real estate:

F/Y/E 12/31/06 -

Balance at December 31, 2006          $60,484,389

The costs for federal income tax purposes are the same

as for financial statement purposes.

(b) Accumulated depreciation

Balance at January 1, 2006                                 $3,702,995

Depreciation:

F/Y/E 12/31/06                                                       998,262

Balance at December 31, 2006                            $4,701,257

EMPIRE STATE BUILDING AND OBSERVATORY

COMPARATIVE COMBINED STATEMENT OF INCOME

YEARS ENDED

DECEMBER 31, 2006

AND

DECEMBER 31, 2005

Dated:

New York, NY

March 20, 2007

Empire State Building Company L.L.C.

60 East 42nd Street

New York, NY 10165

We have audited the accompanying Comparative Combined Statement of Income of Empire State Building and Observatory for the years ended December 31, 2006 and 2005 for the purpose of determining "Net Operating Profit" and "Overage Rent" as those terms are defined in Section 2.05 of Agreement of Sublease dated December 27, 1961. During the years ended December 31, 2006 and 2005, the entire building, with the exception of the Observatory, was operated by Empire State Building Company L.L.C. and the Observatory was operated by Empire State Building, Inc. The Combined Statement of Income is the responsibility of the management of Empire State Building Company L.L.C. and Empire State Building, Inc. Our responsibility is to express an opinion on the Combined Statement of Income based on our audit.

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

In our opinion, the accompanying Comparative Combined Statement of Income of Empire State Building and Observatory presents fairly, in all material respects, the Net Operating Profit and Overage Rent for the years ended December 31, 2006 and 2005, in conformity with Section 2.05 of the aforementioned Agreement dated December 27, 1961.

/s/ McGrath Doyle & Phair, CPA

New York, NY

March 20, 2007

Empire State Building and Observatory
COMPARATIVE COMBINED STATEMENT OF INCOME

			Increase
	2006	2005	(Decrease)
INCOME
Rent, including electricity	$ 80,253,242	$ 75,374,001	$ 4,879,241
Observatory admissions	50,487,048	43,840,177	6,646,871
Other observatory income	5,629,119	5,900,237	(271,118)
Antenna rent	12,725,936	12,110,519	615,417
Insurance proceeds	164,572	-	164,572
Lease cancellation	122,016	42,269	79,747
Other	2,016,452	2,070,980	(54,528)
Total income	151,398,385	139,338,183	12,060,202

OPERATING EXPENSES
Rent	6,018,750	6,018,751	(1)
Real estate taxes	22,708,091	23,271,606	(563,515)
Wages, contract cleaning and protection service	15,328,820	15,114,363	214,457
Electricity	13,348,837	11,216,946	2,131,891
Tenants' and building alterations, repairs and supplies	18,842,905	16,473,941	2,368,964
Management fees and leasing commissions	2,235,212	4,394,083	(2,158,871)
Observatory:
Wages	4,722,644	3,878,246	844,398
Contracted labor	2,258,466	2,059,808	198,658
Advertising and public relations	573,372	430,529	142,843
Payroll taxes and other labor cost	1,935,805	1,537,842	397,963
Other taxes and expenses	1,011,335	1,180,783	(169,448)
Steam	2,387,507	2,975,179	(587,672)
Professional fees (Note 1)	3,490,270	2,293,434	1,196,836
Payroll taxes and other labor costs	5,060,686	4,621,429	439,257
Insurance	8,580,948	8,562,337	18,611
Water and sewer	208,630	159,046	49,584
Rubbish removal	91,892	54,942	36,950
Advertising	878,226	792,558	85,668
Telephone	94,063	88,367	5,696
Sprinkler alarm service	179,636	65,882	113,754
Directory service	43,601	11,064	32,537
Paging and other intercommunication	134,441	128,959	5,482
Dues	37,440	42,476	(5,036)
Lease cancellation fee	300,000	-	300,000
Settlement of litigation (net of $1,222,000 contribution
from a member)	1,834,000	-	1,834,000
Other expenses	510,151	315,654	194,497
Total expenses before overage rent	112,815,728	105,688,225	7,127,503

NET OPERATING PROFIT	$ 38,582,657	$ 33,649,958	$ 4,932,699

OVERAGE RENT, 50% OF NET OPERATING PROFIT
IN EXCESS OF $1,000,000	$ 18,791,329	$ 16,324,979	$ 1,966,350

Empire State Building and Observatory

NOTES TO COMBINED STATEMENT OF INCOME

NOTE

1. Professional fees in 2006 and 2005 include payments to Wien & Malkin LLC aggregating $584,259 and $551,436, respectively, including supervisory fees of $270,000 in each year. A member in Wien & Malkin LLC is a member in Company.

2. Litigation

(a) Company, and numerous other New York City Building owners, are defendants in an action entitled Stanislawa Staniszek v. A.C.&S. Inc., et al., which is part of the New York City Asbestos Litigation pending before the New York State Supreme Court.

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

Company is awaiting further activity in the case by plaintiff's counsel.

3. Contingent Liabilities

Wien & Malkin LLC and Peter L. Malkin, a member in Company, have been engaged in a proceeding with Helmsley-Spear, Inc. commenced in 1997, concerning the management, leasing and supervision of Company's property in which Wien & Malkin and Mr. Malkin have sought an order removing Helmsley-Spear. In this connection, certain costs for legal and professional fees and other expenses have been paid and incurred by Wien & Malkin and Mr. Malkin and certain costs for filings to terminate such proceedings may be incurred in the future. Wien & Malkin and Mr. Malkin have represented that such costs will be recovered only to the extent that ( a ) a competent tribunal authorizes payment by Company or ( b ) an investor voluntarily agrees that his or her proportionate share be paid. Accordingly, Company's allocable share of such costs is as yet undetermined and Company has not provided for the expense and related liability with respect to such costs in these financial statements.

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

Empire State Building and Observatory

NOTES TO COMBINED STATEMENT OF INCOME

NOTE

3. Contingent Liabilities (Continued)

On October 14, 2004, the Appellate Division issued a unanimous decision reversing the Arbitrators. The Appellate Division decided (i) that there was a covert assignment without Company's knowledge or consent and (ii) that the corporation controlled by Irving Schneider and now named "Helmsley-Spear," which has represented itself to be Company's managing agent since September 1997, in fact never received a valid assignment to become Company's managing agent. Company's previously authorized managing agent, the original corporation named "Helmsley-Spear," was owned by Harry B. Helmsley and is no longer active. On February 21, 2006, the Court of Appeals reversed the decision of the Appellate Division and reinstated the decision of the Arbitrators, including items (i), (ii) and (iii) in the preceding paragraph. On July 21, 2006, Wien & Malkin filed a certiorari petition seeking review by the U.S. Supreme Court, which it later withdrew as part of an August 29, 2006 settlement agreement terminating claims broadly by exchange of general releases between Helmsley-Spear, Irving Schneider, and their related parties on the one hand, and Leona M. Helmsley, Peter L. Malkin, Wien & Malkin, various property owners supervised by Wien & Malkin, and their related parties, on the other.

In January 1998, Irving Schneider, who is one of the controlling principals of Helmsley-Spear and has no record or beneficial interest in Company, brought litigation against Company's supervisor, Wien & Malkin, and member, Peter L. Malkin, claiming misconduct and seeking damages and disqualification from performing services for Company. In March 2002, the court dismissed Mr. Schneider's claims. Although Mr. Schneider thereafter appealed this dismissal, the claim was withdrawn prior to 2006 and is no longer pending.