Form 10-K/A
period 2006-12-31
EMPIRE STATE BUILDING ASSOCIATES L.L.C.
filed 2007-07-03
CIK 32776

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

Date: July 3, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person as Attorney-in-Fact for each of the Members in Registrant, pursuant to the Power, on behalf of Registrant and as a Member in Registrant on the date indicated.

By /s/ Mark Labell

Mark Labell, Attorney-in-Fact*

Date: July 3, 2007

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

Date: July 3, 2007

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

Date: July 3, 2007

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

Dated: July 3, 2007

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

Dated: July 3, 2007

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

FINANCIAL STATEMENTS

DECEMBER 31, 2006 AND 2005

Dated:

New York, NY

May 10, 2007

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

Comparative statements of cash flow 8

Notes to financial statements 9 - 13

Report of Independent Auditors

To the Members of Empire State Building Company L.L.C.

We have audited the accompanying balance sheets of Empire State Building Company L.L.C. as of December 31, 2006 and 2005, and the related statements of income, analysis of members' capital, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Empire State Building Company L.L.C. at December 31, 2006 and 2005, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

/s/ McGrath Doyle & Phair, CPA

New York, NY

New York, NY

May 10, 2007

BALANCE SHEETS

ASSETS

	December 31,
	2006		2005

Current Assets:
Cash and cash equivalents		$ 38,575,462		$ 24,453,460

Due from Empire State Building, Inc.		3,133,929		3,563,066
Due from Helmsley-Spear, Inc. - Agency
account		-		592,611

Accounts receivable and accrued charges
to tenants:
Rent and electric inclusion		4,725,491		5,088,200
Escalation rent		1,527,986		2,831,881
Cleaning services		116,480		146,367

Prepaid expenses:
Real estate taxes		11,167,106		11,500,836
Rent		75,490		75,490
Insurance premiums		964,708		1,018,729
Other operating expense		524,063		-

Total current assets		60,810,715		49,270,640

Fixed Assets:
Building improvements and equipment	$ 65,862,940		$ 56,932,902
Less-Accumulated depreciation	20,412,049	45,450,891	18,061,764	38,871,138

Sub-leasehold	740,000		740,000
Less-Accumulated depreciation	715,885	24,115	711,919	28,081

Sub-leasehold improvements in progress		6,867,031		9,562,455

Total fixed assets		52,342,037		48,461,674

Other Assets:
Deferred leasing commissions	45,176,216		43,061,004
Less-Accumulated amortization	30,338,139	14,838,077	27,298,631	15,762,373

Deferred legal fees	363,514		363,514
Less-Accumulated amortization	306,332	57,182	281,887	81,627

Other receivables		212,350		212,350
Deposits - other		70,872		980

Total other assets		15,178,481		16,057,330

TOTAL ASSETS		$128,331,233		$113,789,644

- 4 -
Empire State Building Company L.L.C.
BALANCE SHEETS

LIABILITIES AND MEMBERS' CAPITAL

	December 31,
	2006		2005

Current liabilities:
Accounts payable		$ 2,975,794		$ 2,832,093
Accrued additional rent		1,291,329		1,324,979
Accrued expenses		2,137,005		2,960,577

Total current liabilities		6,404,128		7,117,649

Other liabilities:
Security deposit trust accounts	$ 7,125,280		$ 7,152,385
Tenants' security deposits	(7,125,280)	-	(7,152,385)	-

Deferred real estate tax escalation income		922,836		-
Lease payable		233,193		323,691
Rents received in advance		550,415		248,315

Total liabilities		8,110,572		7,689,655

Members' capital - December 31, 2005		120,220,661		106,099,989

TOTAL LIABILITIES AND MEMBERS' CAPITAL		$128,331,233		$113,789,644

Empire State Building Company L.L.C.
STATEMENTS OF INCOME

	Years Ended December 31,
	2006	2005

Revenues:
Rental	$ 68,835,404	$ 65,937,828
Observatory income	45,801,259	40,981,278
Antenna license fee income	12,725,936	12,110,519
Insurance proceeds	164,572	-
Investment income	1,518,475	700,706

Total revenues	129,045,646	119,730,331

Expenses:
Basic rent	6,018,750	6,018,750
Repairs and supplies	12,700,182	9,206,063
Labor costs	20,399,594	19,748,475
Advertising	629,670	536,798
Website costs	248,556	255,760
Utilities	2,596,137	3,134,225
Insurance	8,580,948	8,562,337
Real Estate taxes	22,708,091	23,271,606
Other expenses	4,899,514	3,113,154
Depreciation and amortization	5,418,203	5,029,349
Settlement of litigation (net of $1,222,000
contribution from a member)	1,834,000	-

Total expenses	86,033,645	78,876,517

Net income before overage rent	43,012,001	40,853,814
Overage rent	18,791,329	16,324,979

NET INCOME	$ 24,220,672	$ 24,528,835

Empire State Building Company L.L.C.
ANALYSIS OF MEMBERS' CAPITAL

	2006	2005

Members' capital - January 1,	$106,099,989	$ 89,171,154

Net income for the year ended December 31,	24,220,672	24,528,835

	130,320,661	113,699,989

Less-Distributions:
Monthly distributions, at $300,000 per month	(3,600,000)	(3,600,000)
Extra distribution	(6,500,000)	(4,000,000)

MEMBERS' CAPITAL - DECEMBER 31	$120,220,661	$106,099,989

Empire State Building Company L.L.C.
STATEMENTS OF CASH FLOW

	Years Ended December 31,
	2006	2005

Cash flows from operating activities:

Net income	$ 24,220,672	$ 24,528,835

Adjustments to reconcile net earnings to net
cash provided by operating activities:
Depreciation	2,354,251	2,072,102
Amortization	3,063,952	2,957,247
Changes in assets and liabilities:
Decrease (increase) in receivables	1,696,491	(446,495)
(Increase) decrease in prepaid expenses	(136,312)	209,050
Decrease (increase) in due from Empire State
Building, Inc.and Helmsley-Spear, Inc.	1,021,748	(2,645,385)
Increase in deposits	(69,892)	-
Increase in accounts payable	143,701	960,760
(Decrease) increase in accrued expenses	(857,222)	1,836,387
(Decrease) increase in lease payable	(90,498)	323,691
Increase in deferred real estate tax escalation income	922,836	-
Increase (decrease) increase in rents received in advance	302,100	(128,125)
.
Net cash provided in operating activities	32,571,827	29,668,067

Cash flows from investing activities:
Additions to property	(6,234,613)	(2,051,955)
Additional sub-leasehold improvements in progress	-	(5,270,865)
Increase in leasing commissions	(2,115,212)	(4,214,083)
Net cash used for investing activities	(8,349,825)	(11,536,903)

Cash flows from financing activities:
Distributions to members	(10,100,000)	(7,600,000)

Net cash used in financing activities	(10,100,000)	(7,600,000)

Net increase in cash	14,122,002	10,531,164

Cash at beginning of year	24,453,460	13,922,296

CASH AT END OF YEAR	$ 38,575,462	$ 24,453,460

Empire State Building Company L.L.C.

NOTES TO FINANCIAL STATEMENTS

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

4. Transactions with Related Parties

Supervisory fees and other services are provided to Company by its Supervisor, Wien & Malkin LLC, a related party. Beneficial interests in Company are held directly or indirectly by one or more persons at Wien & Malkin and/or their family members. Wien & Malkin LLC, a limited liability company, succeeded Wien & Malkin LLP, a limited liability partnership, on November 30, 2006 without any change in duties, responsibilities, staffing, operation, rights, or compensation to it as Supervisor.

Service fees to Wien & Malkin are as follows:

	Year Ended
	December 31,
	2006	2005
Basic supervisory fees	$270,000	$270,000
Other fees and disbursements	243,577	211,926
Administration of tenant security deposits (a)	70,682	69,510

TOTAL	$584,259	$551,436

    For administration and investment of each tenant security deposit account, Wien & Malkin has earned since 1973 an annual service fee of 1% of the cash account balance, in accord with the applicable statute. This fee totaled $70,682 for 762 accounts in 2006. Because this service fee is deducted from interest otherwise payable to tenants, the financial statements show no related expense to Company.

Empire State Building Company L.L.C.

NOTES TO FINANCIAL STATEMENTS

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

These third party payments (which totaled $368,298 to Wien & Malkin and such Malkin family members in 2006) do not impose any obligations upon Company or affect its assets and liabilities.

Wien & Malkin also serves as supervisor for the Company's lessor and receives from the lessor a basic annual fee and an additional payment based on distributions to its investors. Beneficial interests in the lessor are held directly or indirectly by one or more persons at Wien & Malkin and/or their family members.

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

The original action was commenced in June 1997 and was referred to arbitration. The March 30, 2001 decision of the Arbitrators, which was confirmed by the court, (i) reaffirmed the right of the investors to vote to terminate Helmsley-Spear without cause, (ii) dismissed Helmsley-Spear's claims against Wien & Malkin and Peter L. Malkin, and (iii) rejected the termination of Helmsley-Spear for cause. The parts of the decision under appeal were initially affirmed by the Appellate Division, and the New York Court of Appeals declined to review such ruling. On October 6, 2003, the United States Supreme Court granted Wien & Malkin's petition, vacated the judgment of the Appellate Division and remanded the case to the New York court.

Empire State Building Company L.L.C.

NOTES TO FINANCIAL STATEMENTS

NOTE

6. Contingent Liabilities (Continued)

On October 14, 2004, the Appellate Division issued a unanimous decision reversing the Arbitrators, and decided (i) that there was a covert assignment without Company's knowledge or consent and (ii) that the corporation controlled by Irving Schneider and now named "Helmsley-Spear," which had represented itself to be Company's managing agent since September 1997, in fact never received a valid assignment to become Company's managing agent. Company's previously authorized managing agent, the original corporation named "Helmsley-Spear," was owned by Harry B. Helmsley and is no longer active. On February 21, 2006, the Court of Appeals reversed the decision of the Appellate Division and reinstated the decision of the Arbitrators, including items (i), (ii) and (iii) in the preceding paragraph. On July 21, 2006, Wien and Malkin filed a certiorari petition seeking review by the U.S. Supreme Court, which it later withdrew as part of an August 29, 2006 settlement agreement terminating claims broadly by exchange of general releases between Helmsley-Spear, Irving Schneider, and their related parties on one hand, and Leona M. Helmsley, Peter L. Malkin, Wien & Malkin, various property owners supervised by Wien & Malkin, and their related parties, on the other.

In January 1998, Irving Schneider, who is one of the controlling principals of Helmsley-Spear and has no record or beneficial interest in Company, brought litigation against Company's supervisor, Wien & Malkin, and member, Mr. Malkin, claiming misconduct and seeking damages and disqualification from performing services for Company. In March 2002, the court dismissed Mr. Schneider's claims. Although Mr. Schneider thereafter appealed the dismissal, the claim was withdrawn prior to 2006 and is no longer pending.

7. Concentration of Cash Credit Risk

Cash balances are maintained in bank and money market funds. The Federal Deposit Insurance Corp. insures bank balances up to $100,000 each.

As of December 31, 2006, uninsured balances amount to approximately the following:

Cash distribution account	$ 300,000
Treasury cash series -NFB Investment Services	17,339,018
Investments in Fidelity Money Market Trust
Funds (U.S. Treasury Income Portfolio)	1,319,953
Money Market Fund - North Fork Bank	6,079,381
Cash in JPMorgan Chase Bank	13,536,573

$38,574,925

Empire State Building Company L.L.C.

NOTES TO FINANCIAL STATEMENTS

NOTE

8. Building Improvement Programs

Company has ongoing building improvement programs, which are in various stages of completion. The approximate committed balance on these programs is $2,150,000.

9. Multiemployer Pension Plan

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

10. Rental Income

The Company leases office and retail space to tenants under noncancelable operating leases with various terms. The following is a schedule of future minimum rents (excluding tenant real estate tax, electricity and operating expense reimbursements) under leases at December 31, 2006:

2007	$ 73,609,000
2008	69,695,000
2009	63,525,000
2010	58,846,000
2011	48,419,000

$ 314,094,000