Form 10-Q
period 2007-03-31
EMPIRE STATE BUILDING ASSOCIATES L.L.C.
filed 2007-08-20
CIK 32776

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Empire State Building Associates L.L.C.

(A Limited Liability Company)

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31, 2007	December 31, 2006
Real Estate:
Building	$38,933,801	$38,933,801
Less, accumulated depreciation	4,950,822	4,701,257
	33,982,979	34,232,544
Land	21,550,588	21,550,588
Total real estate	55,533,567	55,783,132

Cash and cash equivalents	5,756,352	22,346,462
Restricted cash re: mortgage interest	2,002,252	885,458

Additional rent due from Empire State Building Company L.L.C., a related party	-0-	1,291,329

Receivable from participants re:
NYS estimated tax	2,094	231,915
Accounts receivable	2,700	2,700

Mortgage financing costs	1,796,287	1,796,287
Less, accumulated amortization	890,659	845,752
Mortgage refinancing costs, net	905,628	950,535

Total assets	$ 64,202,593	$81,491,531
Liabilities and Members' Equity
Liabilities:
First mortgage payable	$ 60,500,000	$ 60,500,000
Accrued interest payable	338,632	338,632
Prepaid rent	-0-	501,564
Accrued supervisory services, to a related party	-0-	966,640
Total liabilities	60,838,632	62,306,836

Members' equity	3,363,961	19,184,695

Total liabilities and members' equity	$64,202,593	$81,491,531

See notes to condensed consolidated financial statements.

Empire State Building Associates L.L.C.

(A Limited Liability Company)

Condensed Consolidated Statements of Members' Equity

(Unaudited)

	For the Three Months	For the Year
	Ended	Ended
	March 31, 2007	December 31, 2006
Members' equity:
Members' equity January 1,	$19,184,695	$17,855,516
Add, net income:
January 1, 2007 through March 31, 2007	295,621	-0-
January 1, 2006 through December 31, 2006	-0-	18,813,909
	19,480,316	36,669,425
Less, distributions:
Monthly distributions
January 1, 2007 through March 31, 2007	972,333	-0-
January 1, 2006 through December 31, 2006	-0-	3,889,333
Additional distribution on March 5, 2007	15,144,022	-0-
Additional distribution on March 3, 2006	-0-	13,595,397

Total distributions	16,116,355	17,484,730

Members' equity:
March 31, 2007	$3,363,961
December 31, 2006		$19,184,695

See notes to condensed consolidated financial statements.

Empire State Building Associates L.L.C.

(A Limited Liability Company)

Condensed Consolidated Statements of Operations

(Unaudited)

For the Three Months

Ended March 31,

2007 2006

Revenues:

Rent income from a related party	$1,504,687	$1,504,687
Dividend and interest income	207,132	143,681
Total revenues	1,711,819	1,648,368

Expenses:

Interest on mortgage	983,125	983,125
Supervisory services, to a related party	39,854	39,854
Depreciation of building	249,566	249,566
Amortization of financing costs	44,907	44,907
Fees and miscellaneous, including amounts paid to a related party	98,746	615
Total expenses	1,416,198	1,318,067

Net Income $ 295,621 $ 330,301

Earnings per $10,000 participation unit, based on 3,300 participation units outstanding during each period	$ 89.58	$ 100.10
Distributions per $10,000 participation consisted of the following:
Income	$ 89.58	$ 100.10
Return of capital	4,794.16	4,314.37
Total distributions	$ 4,883.74	$ 4,414.47

At March 31, 2007 and 2006, there were $33,000,000 of participation units outstanding.

See notes to condensed consolidated financial statements

Empire State Building Associates L.L.C.

(A Limited Liability Company)

Condensed Consolidated Statements of Cash Flows

(Unaudited)

January 1, 2007 January 1, 2006

through through

March 31, 2007 March 31, 2006

Cash flows from operating activities:
Net income	$ 295,621	$ 330,301
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of building	249,566	249,566
Amortization of financing costs	44,907	44,907
Changes in operating assets and liabilities:
Additional rent due from sublessee	1,291,329	1,324,979
Prepaid rent income	(501,564)
Accrued supervisory services	(966,640)	(867,791)
Net cash provided by operating activities	413,219	1,081,962

Cash flows from financing activities:
Change in receivable from participants	229,821	90,051
Change in restricted cash	(1,116,795)
Cash distributions to participants	(16,116,355)	(14,567,730)
Net cash used in financing activities	(17,003,329)	(14,477,679)

Net change in cash and cash equivalents	(16,590,110)	(13,395,717)

Cash and cash equivalents,
beginning of period	22,346,462	20,735,528
Cash and cash equivalents, end of period	$ 5,756,352	$ 7,339,811
Cash paid for:
Interest	$ 983,125	$ 983,125

See notes to condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements (unaudited)

Note A Interim Period Reporting

In the opinion of management, the accompanying unaudited condensed consolidated financial statements of Empire State Building Associates L.L.C. (the "Registrant") reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of Registrant as of March 31, 2007 and its results of operations and cash flows for the three months ended March 31, 2007 and 2006. The condensed consolidated financial statements include the accounts of the Registrant and its wholly-owned limited liability company, Empire State Land Associates L.L.C. All intercompany accounts and transactions have been eliminated in consolidation. Information included in the condensed balance sheet as of December 31, 2006 has been derived from the audited balance sheet included in Registrant's Form 10-K (as amended) for the year ended December 31, 2006 (the "10-K") previously filed with the Securities and Exchange Commission (the "SEC"). Pursuant to rules and regulations of the SEC, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from these consolidated financial statements unless significant changes have taken place since the end of the most recent fiscal year. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto and the other information contained in the 10-K. The consolidated results of operations for the three months ended March 31, 2007 are not necessarily indicative of the results to be expected for the full year.

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

Restricted cash at March 31, 2007 includes an interest-bearing account held at North Fork Bank pursuant to the terms of the Mortgage, to be used monthly to satisfy a portion ($166,167) of Registrant's mortgage interest obligation. On March 28, 2007, Registrant deposited an additional $2,000,000 into this restricted account under the same conditions and will continue to do so annually hereafter.

The Building is being depreciated on a straight-line basis using an estimated life of 39 years from April 17, 2002. Mortgage financing costs, totaling $1,796,287, are being amortized ratably over the life of the Mortgage.

Note D Sublease

Registrant does not operate the Building. It subleases the Building to Empire State Building Company L.L.C. ("Sublessee") pursuant to a net operating sublease (the "Sublease"), which expires on January 5, 2013 and contains three 21-year renewal options.

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

Additional Rent and other accumulated interest and dividend income are distributed annually after any additional payment as described in Note E below and reserves for other expenses management judges to be suitable under the circumstances. For 2006, Sublessee reported net operating profit of $38,582,658; therefore, there was Additional Rent of $18,791,329 for the year ended December 31, 2006. As a result, Registrant incurred $966,640 as an additional payment to Supervisor (See Note E). Additional Rent is recorded by Registrant when such amounts become known, at the end of each calendar year. The cost of improvements to be incurred by the Sublessee will reduce Additional Rent but should have no effect on the payment of Basic Rent to Registrant.

Sublessee is a New York limited liability company in which Peter L. Malkin is a member, and entities for Peter L. Malkin's family members are beneficial owners.

Note E Supervisory Services

Supervisory and other services are provided to the Registrant by its supervisor, Wien & Malkin LLC ("Wien & Malkin" or the "Supervisor"), a related party. Beneficial interests in the Registrant are held directly or indirectly by one or more persons at Wien & Malkin and/or their family members.

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

Pursuant to the fee arrangements described herein, Registrant paid Supervisor $39,854 of the Basic Payment for supervisory services for the three-month period ended March 31, 2007. No remuneration was paid during the three-month period ended March 31, 2007 by Registrant to any of the Members as such.

Supervisor also receives an additional payment of 6% of Additional Rent and dividend income distributed by the Registrant to the Participants. For tax purposes, such additional payment is recognized as a profits interest and the Supervisor is treated as a partner, all without modifying each Participant's distributive share of reportable income and cash distributions.

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

Note F Fees and miscellaneous

During the three months ended March 31, 2007, a payment of $86,336 was made by Registrant to Wien & Malkin for services in connection with tender offers for participations commenced by unrelated third parties during 2006 and 2007.

Note G Litigation

As further explained in Note 9 in the 10-K and in Part II - Item 1, Legal Proceedings herein, Wien & Malkin and Peter L. Malkin, a member in Registrant, were engaged in a proceeding with Sublessee's former managing agent, Helmsley-Spear, Inc. commenced in 1997, concerning the management, leasing, and supervision of the property that is subject to the Sublease to Sublessee. In this connection, certain costs for legal and professional fees and other expenses have been paid and incurred by Wien & Malkin and Mr. Malkin, and certain costs for filings to terminate such proceeding may be incurred in the future. Wien & Malkin and Mr. Malkin have represented that such costs will be recovered only to the extent that (a) a competent tribunal authorizes payment or (b) an investor voluntarily agrees that his or her proportionate share be paid. Accordingly, Registrant's allocable share of such costs is as yet undetermined, and Registrant has not provided for the expense and related liability with respect to such costs in these consolidated financial statements. As a result of the August 29, 2006 settlement agreement which included termination of this proceeding, the Registrant will not recognize any gains or losses from this proceeding other than the possible charges for the aforementioned fees and expenses.

The August 29, 2006 settlement agreement terminated Helmsley-Spear, Inc. as managing and leasing agent at the Property as of August 30, 2006. CB Richard Ellis has been engaged as the new leasing agent, and Sublessee self-manages the Property. The $1,834,000 portion of the contract settlement payment funded from Sublessee's reserves has been deducted as an expense in computing Additional Rent for 2006, so that Registrant has effectively borne one-half of Sublessee's contract settlement payment expense, or $917,000.

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

Financial Condition and Results of Operations

At the time of its organization, Registrant acquired the Master Lease of the Property subject to the Sublease. Basic Rent received by Registrant was used to pay annual rent due under the Master Lease and the Basic Payment for supervisory services and a portion of the additional payment to Supervisor; the balance of such Basic Rent was distributed to the Participants. Currently, Basic Rent received by Registrant is used to pay the Basic Payment and a portion of debt service on the new mortgage; and the balance of such Basic Rent is distributed to the Participants. Additional Rent and any interest and dividends accumulated thereon are distributed to the Participants after the additional payment to Supervisor. See Note E to the condensed consolidated financial statements herein. Pursuant to the Sublease, Sublessee has assumed responsibility for the condition, operation, repair, maintenance and management of the Property. Registrant is not required to maintain liquid assets to defray any operating expenses of the Property.

Registrant does not pay dividends. During the three-month period ended March 31, 2007, Registrant made regular monthly distributions of $98.21 for each $10,000 Participation ($1,178.52 per annum for each $10,000 Participation). There are no restrictions on Registrant's present or future ability to make distributions; however, the amount of such distributions, particularly distributions of Additional Rent, depends on the ability of Sublessee to make payments of Basic Rent and Additional Rent to Registrant in accordance with the terms of the Sublease. Registrant expects to make distributions in the future so long as it receives the payments provided for under the Sublease.

On March 5, 2007, Registrant made an additional distribution of $4,589 for each $10,000 Participation. Such distribution represented the balance of Additional Rent paid by Sublessee in accordance with the terms of the Sublease after deducting the Additional Payment to Supervisor and annual New York State Limited Liability Company filing fees. See Notes D and E to the condensed financial statements herein.

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

Total revenues increased for the three-month period ended March 31, 2007 as compared with the three-month period ended March 31, 2006. The increase was the result of an increase in dividend and interest income during the three-month period ended March 31, 2007 as compared with the three-month period ended March 31, 2006. Dividend income increased as a result of the additional rent paid by the Sublessee for the year ended December 31, 2006.

Total expenses increased for the three-month period ended March 31, 2007 as compared with the three-month period ended March 31, 2006. The increase was the result of an increase in fees during the three-month period ended March 31, 2007, as compared with the three-month period ended March 31, 2006.

Liquidity and Capital Resources

Registrant's liquidity has not significantly changed for the three-month period ended March 31, 2007, as compared with the three-month period ended March 31, 2006. Registrant may from time to time set cash aside for contingent liabilities.

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

Based on Sublessee's review of the need for upgrades and improvements to the Property, Sublessee has projected 2007 improvement costs of approximately $15,000,000, of which $587,400 has been incurred during the three-months ended March 31, 2007. Sublessee estimates that the total cost of all projects will be approximately $522,000,000. Sublessee may seek financing to fund these and other improvements.

The Sublessee anticipates that the costs of improvements or debt service on funds borrowed for improvements will reduce Additional Rent during the year 2007, but should have no effect on the payment of Basic Rent.

Registrant has the following contractual obligations:
Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
[Long-Term Debt Obligations]	$60,500,000	$0	$0	$0	$60,500,000
[Capital Lease Obligations]	0	0	0	0	0
[Purchase Obligations]	0	0	0	0	0

[Other Long-Term Liabilities Reflected on the Registrant's Balance Sheet under GAAP]	0	0	0	0	0
Total	$60,500,000	$0	$0	$0	$60,500,000

Inflation

Registrant believes that there has been no material change in the impact of inflation on its operations since the filing of its report on Form 10-K/A for the year ended December 31, 2006.

Security Ownership

As of March 31, 2007, the Members of Registrant owned of record and beneficially an aggregate of $36,043 of participations in Registrant, representing less than 0.2% of the currently outstanding participations therein totaling $33,000,000.

As of March 31, 2007, certain of the Members of Registrant held additional Participations as follows:

Entities for the benefit of members of Peter L. Malkin's family owned of record and beneficially $715,688 of Participations. Peter L. Malkin disclaims any beneficial ownership of such Participations, except that related trusts are required to complete scheduled payments to Peter L. Malkin.

Peter L. Malkin owned of record as trustee or co-trustee, but not beneficially, $516,673 of Participations. Peter L. Malkin disclaims any beneficial ownership of such Participations.

Anthony E. Malkin owned of record as trustee or co-trustee, but not beneficially, $35,833 of Participations. Anthony E. Malkin disclaims any beneficial ownership of such Participations.

Item 4. Controls and Procedures.

    Evaluation of disclosure controls and procedures. A senior member of the Supervisor functioning in the capacity of Registrant's chief executive officer and Registrant's chief financial officer, after evaluating the effectiveness of Registrant's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of March 31, 2007, the end of the period covered by this report, has concluded that Registrant's disclosure controls and procedures were effective and designed to ensure that material information relating to Registrant would be made known to him by others within those entities on a timely basis.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

The Property of Registrant was the subject of the following material litigation:

Wien & Malkin LLC and Peter L. Malkin, a member in Registrant, were engaged in a proceeding with Sublessee's former managing agent, Helmsley-Spear, Inc. commenced in 1997, concerning the management, leasing and supervision of the property that is subject to the Sublease to Sublessee. In this connection, certain costs for legal and professional fees and other expenses have been paid and incurred by Wien & Malkin and Mr. Malkin, and certain costs for filings to terminate such proceeding may be incurred in the future. Wien & Malkin and Mr. Malkin have represented that such costs will be recovered only to the extent that (a) a competent tribunal authorizes payment or (b) an investor voluntarily agrees that his or her proportionate share be paid. Accordingly, Registrant's allocable share of such costs is as yet undetermined, and Registrant has not provided for the expense and related liability with respect to such costs in its consolidated financial statements. As a result of the August 29, 2006 settlement agreement which included termination of this proceeding, Registrant will not recognize any gains or losses from this proceeding other than the possible charges for the aforementioned fees and expenses.

The August 29, 2006 settlement agreement terminated Helmsley-Spear, Inc. as managing and leasing agent at the Property as of August 30, 2006. CB Richard Ellis has been engaged as the new leasing agent, and Sublessee self-manages the Property. The $1,834,000 portion of the contract settlement payment funded from Sublessee's reserves has been deducted as an expense in computing additional rent for 2006, so that Registrant has effectively borne one-half of Sublessee's contract settlement payment expense, or $917,000.

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

Date: August 20, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the undersigned as Attorney-in-Fact for each of the Members in Registrant, pursuant to the Power, on behalf of Registrant on the date indicated.

By: /s/ Mark Labell

Mark Labell, Attorney-in-Fact*

Date: August 20, 2007

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

Date: August 20, 2007

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

Date: August 20, 2007

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

    the Quarterly Report on Form 10-Q of Registrant for the period ended March 31, 2007 (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934(15 U.S.C. 78m or 78o(d)); and

    the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Registrant.

Dated: August 20, 2007

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

    the Quarterly Report on Form 10-Q of Registrant for the period ended March 31, 2007 (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934(15 U.S.C. 78m or 78o(d)); and

    the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Registrant.

Dated: August 20, 2007

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