Form 10-Q
period 2007-06-30
EMPIRE STATE BUILDING ASSOCIATES L.L.C.
filed 2007-09-27
CIK 32776

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Empire State Building Associates L.L.C.

(A Limited Liability Company)

Condensed Consolidated Balance Sheets

(Unaudited)

	June 30, 2007	December 31, 2006
Real Estate:
Building	$38,933,801	$38,933,801
Less, accumulated depreciation	5,200,388	4,701,257
	33,733,413	34,232,544
Land	21,550,588	21,550,588
Total real estate	55,284,001	55,783,132

Cash and cash equivalents	5,622,493	22,346,462
Restricted cash re: mortgage interest	1,520,190	885,458

Additional rent due from Empire State Building Company L.L.C., a related party	-0-	1,291,329

Receivable from participants re:
NYS estimated tax	187,181	231,915
Accounts receivable	1,075	2,700

Mortgage financing costs	1,796,287	1,796,287
Less, accumulated amortization	935,566	845,752
Mortgage financing costs, net	860,721	950,535

Total assets	$ 63,475,661	$81,491,531
Liabilities and Members' Equity
Liabilities:
First mortgage payable	$ 60,500,000	$ 60,500,000
Accrued interest payable	327,708	338,632
Prepaid rent	-0-	501,564
Accrued supervisory services, to a related party	-0-	966,640
Total liabilities	60,827,708	62,306,836

Members' equity	2,647,953	19,184,695

Total liabilities and members' equity	$63,475,661	$81,491,531

See notes to condensed consolidated financial statements.

Empire State Building Associates L.L.C.

(A Limited Liability Company)

Condensed Consolidated Statements of Operations

(Unaudited)

For the Three Months For the Six Months

Ended June 30, Ended June 30,

2007 2006 2007 2006

Revenues:

Rent income from a related party	$1,504,688	$1,504,688	$3,009,375	$3,009,375
Dividend and interest income	80,992	64,465	288,125	208,146
Total revenues	1,585,680	1,569,153	3,297,500	3,217,521
Expenses:
Interest on mortgage	994,049	994,049	1,977,174	1,977,174
Supervisory services, to a related party	39,854	39,854	79,708	79,708
Depreciation of building	249,565	249,565	499,131	499,131
Amortization of mortgage financing costs	44,907	44,907	89,814	89,814
Fees and miscellaneous, including amounts paid to a related party	980	(81)	99,727	534
Total expenses	1,329,355	1,328,294	2,745,554	2,646,361
Net income	$ 256,325	$ 240,859	$551,946	$571,160
Earnings per $10,000 Participation unit, based on 3,300 participation units outstanding during the period	$ 77.67	$ 72.99	$ 167.26	$173.08
Total distributions	$972,333	$972,333	$17,088,688	$15,540,063
Distributions per $10,000 Participation unit consisted of the following:
Income	$ 77.67	$ 72.99	$ 167.26	$ 173.08
Return of capital	216.97	221.65	5,011.13	4,536.03
Total distributions	$ 294.64	$ 294.64	$ 5,178.39	$ 4,709.11

At June 30, 2007 and 2006, there were $33,000,000 of participation units outstanding.

See notes to condensed consolidated financial statements

Empire State Building Associates L.L.C.

(A Limited Liability Company)

Condensed Consolidated Statements of Members' Equity

(Unaudited)

	For the	For the Year
	Six Months Ended	Ended
	June 30, 2007	December 31, 2006
Members' equity:
Members' equity January 1,	$19,184,695	$17,855,516
Add, net income:
January 1, 2007 through June 30, 2007	551,946	-0-
January 1, 2006 through December 31, 2006	-0-	18,813,909
	19,736,641	36,669,425
Less, distributions:
Monthly distributions
January 1, 2007 through June 30, 2007	1,944,666	-0-
January 1, 2006 through December 31, 2006	-0-	3,889,333
Additional distribution on March 5, 2007	15,144,022	-0-
Additional distribution on March 3, 2006	-0-	13,595,397

Total distributions	17,088,688	17,484,730

Members' equity:
June 30, 2007	$2,647,953
December 31, 2006		$19,184,695

See notes to condensed consolidated financial statements.

Empire State Building Associates L.L.C.

(A Limited Liability Company)

Condensed Consolidated Statements of Cash Flows

(Unaudited)

For the Six Months For the Six Months

Ended Ended

June 30, 2007 June 30, 2006

Cash flows from operating activities:
Net income	$ 551,946	$ 571,160
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of building	499,131	499,131
Amortization of mortgage financing costs	89,814	89,814
Changes in operating assets and liabilities:
Additional rent due from sublessee	1,291,329	1,324,979
Accounts receivable	1,625	0
Accrued interest payable	(10,924)	(10,924)
Prepaid rent income	(501,564)	(501,564)
Accrued supervisory services	(966,640)	(867,791)
Net cash provided by operating activities	954,717	1,104,805

Cash flows from financing activities:
Change in receivable from participants	44,734	(64,294)
Change in restricted cash	(634,732)	(666,295)
Cash distributions to participants	(17,088,688)	(15,540,063)
Net cash used in financing activities	(17,678,686)	(16,270,652)
Net change in cash and cash equivalents	(16,723,969)	(15,165,847)

Cash and cash equivalents,
beginning of period	22,346,462	19,883,845
Cash and cash equivalents, end of period	$ 5,622,493	$ 4,717,998
Cash paid for:
Interest	$ 1,988,097	$ 1,988,097

See notes to condensed consolidated financial statements

Notes to Condensed Consolidated Financial Statements (unaudited)

Note A Interim Period Reporting

In the opinion of management, the accompanying unaudited condensed consolidated financial statements of Empire State Building Associates L.L.C. (the "Registrant") reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of Registrant as of June 30, 2007, its results of operations for the three and six months ended June 30, 2007 and 2006 and its cash flows for the six months ended June 30, 2007 and 2006. The condensed consolidated financial statements include the accounts of the Registrant and its wholly-owned limited liability company, Empire State Land Associates L.L.C. All intercompany accounts and transactions have been eliminated in consolidation. Information included in the condensed balance sheet as of December 31, 2006 has been derived from the audited balance sheet included in Registrant's Form 10-K (as amended) for the year ended December 31, 2006 (the "10-K") previously filed with the Securities and Exchange Commission (the "SEC"). Pursuant to rules and regulations of the SEC, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from these consolidated financial statements unless significant changes have taken place since the end of the most recent fiscal year. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto and the other information contained in the 10-K. The consolidated results of operations for the six months ended June 30, 2007 are not necessarily indicative of the results to be expected for the full year.

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

Restricted cash at June 30, 2007 represents an interest-bearing account held at North Fork Bank pursuant to the terms of the Mortgage, to be used monthly to satisfy a portion ($166,167) of Registrant's mortgage interest obligation. On March 28, 2007, Registrant deposited an additional $2,000,000 into this restricted account under the same conditions and will continue to do so annually hereafter.

The Building is being depreciated on a straight-line basis using an estimated life of 39 years from April 17, 2002. Mortgage financing costs, totaling $1,796,287, are being amortized ratably over the life of the Mortgage.

Note D Sublease

Registrant does not operate the Building. It subleases the Building to Empire State Building Company L.L.C. ("Sublessee") pursuant to a net operating sublease (the "Sublease") which expires on January 5, 2013 and contains three 21-year renewal options.

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

Additional Rent and other accumulated interest and dividend income are distributed annually after any additional payment described in Note E below and reserves for other expenses management judges to be suitable under the circumstances. For 2006, Sublessee reported net operating profit of $38,582,658; therefore, there was Additional Rent earned of $18,791,329 for the year ended December 31, 2006. Registrant incurred $966,640 as an additional payment to Supervisor (See Note E). Since it is not practicable to estimate Additional Rent for the lease year ending on the ensuing December 31st which would be allocable to the first nine months of the lease year until Sublessee, pursuant to the Lease, renders to Registrant a report on the operation of the Property, Registrant recognizes Additional Rent when earned from the Sublessee at the close of the lease year ending December 31st. The cost of improvements to be incurred by the Sublessee will reduce Additional Rent but should have no effect on the payment of Basic Rent to Registrant.

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

Pursuant to the fee arrangements described herein, Registrant paid Supervisor $79,708 of the Basic Payment for supervisory services for the six-month period ended June 30, 2007. No remuneration was paid during the six-month period ended June 30, 2007 by Registrant to any of the Members as such.

Supervisor also receives an additional payment of 6% of Additional Rent and dividend income distributed by the Registrant to the Participants. For tax purposes, such additional payment is recognized as a profits interest and the Supervisor is treated as a partner, all without modifying each Participant's distributive share of reportable income and cash distributions.

Reference is made to Note D above for a description of the terms of the Sublease between Registrant and Sublessee. The respective interests of the Members in Registrant and in Sublessee arise solely from ownership of their respective Participations in Registrant and, in the case of Peter L. Malkin, his family entities' ownership of member interests in Sublessee. The Members as such receive no extra or special benefit not shared on a pro rata basis with all other Participants in Registrant or members in Sublessee. However, all of the Members hold senior positions at Supervisor (which supervises Registrant and Sublessee) and may, by reason of their positions at Supervisor, receive income attributable to supervisory or other remuneration paid by Registrant to Supervisor.

Note F Fees and miscellaneous

During the six months ended June 30, 2007, a payment of $87,316 was made by Registrant to Wien & Malkin for services in connection with tender offers for participations commenced by unrelated third parties during 2006 and 2007.

Note G Litigation

As further explained in Note 9 in the 10-K and in Part II - Item 1. Legal Proceedings herein, Wien & Malkin and Peter L. Malkin, a member in Registrant, were engaged in a proceeding with Sublessee's former managing agent, Helmsley-Spear, Inc. commenced in 1997, concerning the management, leasing, and supervision of the property that is subject to the Sublease to Sublessee. In this connection, certain costs for legal and professional fees and other expenses have been paid and incurred by Wien & Malkin and Mr. Malkin, and certain costs for filings to terminate such proceeding may be incurred in the future. Wien & Malkin and Mr. Malkin have represented that such costs will be recovered only to the extent that (a) a competent tribunal authorizes payment or (b) an investor voluntarily agrees that his or her proportionate share be paid. Accordingly, Registrant's allocable share of such costs is as yet undetermined, and Registrant has not provided for the expense and related liability with respect to such costs in these consolidated financial statements. As a result of the August 29, 2006 settlement agreement which included termination of this proceeding, the Registrant will not recognize any gains or losses from this proceeding other than the possible charges for the aforementioned fees and expenses.

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

Registrant does not pay dividends. During the six-month period ended June 30, 2007, Registrant made regular monthly distributions of $98.21 for each $10,000 Participation ($1,178.52 per annum for each $10,000 Participation). There are no restrictions on Registrant's present or future ability to make distributions; however, the amount of such distributions, particularly distributions of Additional Rent, depends on the ability of Sublessee to make payments of Basic Rent and Additional Rent to Registrant in accordance with the terms of the Sublease. Registrant expects to make distributions in the future so long as it receives the payments provided for under the Sublease.

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

Total revenues increased for the six-month period ended June 30, 2007 as compared with the six-month period ended June 30, 2006. The increase was the result of an increase in dividend and interest income during the current period as compared with the six-month period ended June 30, 2006. Dividend income increased as a result of the temporary investment of proceeds from the additional rent paid by the Sublessee for the year ended December 31, 2006, prior to the distribution made on March 5, 2007.

Total expenses increased for the six-month period ended June 30, 2007 as compared with the six-month period ended June 30, 2006. The increase was the result of an increase in fees during the six-month period ended June 30, 2007 as compared with the six-month period ended June 30, 2006.

Liquidity and Capital Resources

Registrant's liquidity has not significantly changed as of June 30, 2007, as compared with June 30, 2006. Registrant may from time to time set cash aside for contingent liabilities.

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

Registrant anticipates that funds for working capital for the Real Estate will be provided from rental payments received by Sublessee, which entity is required to make payments of Basic Rent and Additional Rent under the Sublease and, to the extent necessary, from additional capital investment by the members of the Sublessee. Registrant has no requirement to maintain substantial reserves to defray any operating expenses of the Real Estate.

Sublessee is to maintain the Building as a high-class office building as required by the terms of the Sublease.

Based on Sublessee's review of the need for upgrades and improvements to the Property, Sublessee has projected 2007 improvement costs of approximately $37,000,000, of which $2,549,000 has been incurred through June 30, 2007. Sublessee estimates that the total cost of all projects will be approximately $522,000,000 and will take ten years to complete.

The Sublessee anticipates that the direct or indirect costs of improvements will reduce Additional Rent during the year 2007, but should have no effect on the payment of Basic Rent.

Registrant has the following contractual obligations:
Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt Obligations	$60,500,000	$0	$0	$0	$60,500,000
Capital Lease Obligations	0	0	0	0	0
Purchase Obligations	0	0	0	0	0

Other Long-Term Liabilities Reflected on the Registrant's Balance Sheet	0	0	0	0	0
Total	$60,500,000	$0	$0	$0	$60,500,000

Inflation

Registrant believes that there has been no material change in the impact of inflation on its operations since the filing of its report on Form 10-K/A for the year ended December 31, 2006.

Security Ownership

As of June 30, 2007, the Members of Registrant owned of record and beneficially an aggregate of $36,043 of participations in Registrant, representing less than 2% of the currently outstanding participations therein totaling $33,000,000.

As of June 30, 2007 certain of the Members of Registrant held additional Participations as follows:

Entities for the benefit of members of Peter L. Malkin's family owned of record and beneficially $774,021 of Participations. Peter L. Malkin disclaims any beneficial ownership of such Participations, except that related trusts are required to complete scheduled payments to Peter L. Malkin.

Peter L. Malkin owned of record as trustee or co-trustee, but not beneficially, $521,673 of Participations. Peter L. Malkin disclaims any beneficial ownership of such Participations.

Anthony E. Malkin owned of record as trustee or co-trustee, but not beneficially, $35,833 of Participations. Anthony E. Malkin disclaims any beneficial ownership of such Participations.

Item 4. Controls and Procedures.

    Evaluation of disclosure controls and procedures. A senior member of the Supervisor functioning in the capacity of Registrant's chief executive officer and Registrant's chief financial officer, after evaluating the effectiveness of Registrant's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of June 30, 2007, the end of the period covered by this report, has concluded that Registrant's disclosure controls and procedures were effective and designed to ensure that material information relating to Registrant would be made known to him by others within those entities on a timely basis.

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

Date: September 27, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the undersigned as Attorney-in-Fact for each of the Members in Registrant, pursuant to the Power, on behalf of Registrant on the date indicated.

By: /s/ Mark Labell

Mark Labell, Attorney-in-Fact*

Date: September 27, 2007

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

Date: September 27, 2007

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

Date: September 27, 2007

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

    the Quarterly Report on Form 10-Q of Registrant for the period ended June 30, 2007 (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934(15 U.S.C. 78m or 78o(d)); and

    the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Registrant.

Dated: September 27, 2007

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

    the Quarterly Report on Form 10-Q of Registrant for the period ended June 30, 2007 (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934(15 U.S.C. 78m or 78o(d)); and

    the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Registrant.

Dated: September 27, 2007

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