Form 10-Q
period 2007-09-30
EMPIRE STATE BUILDING ASSOCIATES L.L.C.
filed 2008-01-09
CIK 32776

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Empire State Building Associates L.L.C.

(A Limited Liability Company)

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30, 2007	December 31, 2006
Real Estate:
Building	$38,933,801	$38,933,801
Less, accumulated depreciation	5,449,954	4,701,257
	33,483,847	34,232,544
Land	21,550,588	21,550,588
Total real estate	55,034,435	55,783,132

Cash and cash equivalents	5,571,548	22,346,462
Restricted cash re: mortgage interest	1,033,549	885,458

Additional rent due from Empire State Building Company L.L.C., a related party	-0-	1,291,329

Receivable from participants re:
NYS estimated tax	279,437	231,915
Accounts receivable	1,075	2,700

Mortgage financing costs	1,796,287	1,796,287
Less, accumulated amortization	980,473	845,752
Mortgage financing costs, net	815,814	950,535

Total assets	$ 62,735,858	$81,491,531
Liabilities and Members' Equity
Liabilities:
First mortgage payable	$ 60,500,000	$ 60,500,000
Accrued interest payable	327,708	338,632
Prepaid rent	-0-	501,564
Accrued supervisory services, to a related party	-0-	966,640
Total liabilities	60,827,708	62,306,836

Members' equity	1,908,150	19,184,695

Total liabilities and members' equity	$62,735,858	$81,491,531

See notes to condensed consolidated financial statements.

Empire State Building Associates L.L.C.

(A Limited Liability Company)

Condensed Consolidated Statements of Operations

(Unaudited)

For the Three Months For the Nine Months

Ended September 30, Ended September 30,

2007 2006 2007 2006

Revenues:

Rent income from a related party	$1,504,688	$1,504,688	$4,514,063	$4,514,063
Dividend and interest income	71,394	65,411	359,519	273,556
Total revenues	1,576,082	1,570,099	4,873,582	4,787,619
Expenses:
Interest on mortgage	1,004,972	1,004,973	2,982,146	2,982,145
Supervisory services, to a related party	39,854	39,855	119,563	119,563
Depreciation of building	249,564	249,566	748,697	748,698
Amortization of mortgage financing costs	44,907	44,907	134,721	134,721
Fees and miscellaneous, including amounts paid to a related party	4,252	46,231	103,978	46,764
Total expenses	1,343,549	1,385,532	4,089,105	4,031,891
Net income	$ 232,533	$ 184,567	$784,477	$755,728
Earnings per $10,000 Participation unit, based on 3,300 participation units outstanding during the period	$ 70.46	$ 55.93	$ 237.72	$229.01
Total distributions	$972,333	$972,333	$18,061,022	$16,512,396
Distributions per $10,000 Participation unit consisted of the following:
Income	$ 70.46	$ 55.93	$ 237.72	$ 229.01
Return of capital	224.18	238.72	5,235.32	4,774.75
Total distributions	$ 294.64	$ 294.65	$ 5,473.04	$ 5,003.76

At September 30, 2007 and 2006, there were $33,000,000 of participation units outstanding.

See notes to condensed consolidated financial statements

Empire State Building Associates L.L.C.

(A Limited Liability Company)

Condensed Consolidated Statements of Members' Equity

(Unaudited)

	For the	For the Year
	Nine Months Ended	Ended
	September 30, 2007	December 31, 2006
Members' equity:
January 1, 2007	$19,184,695
January 1, 2006		$17,855,516
Add, net income:
January 1, 2007 through September 30, 2007	784,477	-0-
January 1, 2006 through December 31, 2006	-0-	18,813,909
	19,969,172	36,669,425
Less, distributions:
Monthly distributions
January 1, 2007 through September 30, 2007	2,917,000	-0-
January 1, 2006 through December 31, 2006	-0-	3,889,333
Additional distribution on March 5, 2007	15,144,022	-0-
Additional distribution on March 3, 2006	-0-	13,595,397

Total distributions	18,061,022	17,484,730

Members' equity:
September 30, 2007	$1,908,150
December 31, 2006		$19,184,695

See notes to condensed consolidated financial statements.

Empire State Building Associates L.L.C.

(A Limited Liability Company)

Condensed Consolidated Statements of Cash Flows

(Unaudited)

For the Nine Months For the Nine Months

Ended Ended

September 30, 2007 September 30, 2006

Cash flows from operating activities:
Net income	$ 784,477	$ 755,728
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of building	748,697	748,698
Amortization of mortgage financing costs	134,721	134,721
Changes in operating assets and liabilities:
Additional rent due from sublessee	1,291,329	1,324,979
Accounts receivable	1,625	0
Accrued interest payable	(10,924)	(10,925)
Prepaid rent income	(501,564)	0
Accrued supervisory services	(966,640)	(867,791)
Net cash provided by operating activities	1,481,721	2,085,410

Cash flows from financing activities:
Change in receivable from participants	(47,522)	(140,478)
Change in restricted cash	(148,091)	(179,665)
Cash distributions to participants	(18,061,022)	(16,512,396)
Net cash used in financing activities	(18,256,635)	(16,832,539)
Net decrease in cash and cash equivalents	(16,774,914)	(14,747,129)

Cash and cash equivalents,
beginning of period	22,346,462	19,883,845
Cash and cash equivalents, end of period	$ 5,571,548	$ 5,136,716
Cash paid for:
Interest	$ 2,993,070	$ 2,993,069

See notes to condensed consolidated financial statements

Notes to Condensed Consolidated Financial Statements (unaudited)

Note A Interim Period Reporting

In the opinion of management, the accompanying unaudited condensed consolidated financial statements of Empire State Building Associates L.L.C. (the "Registrant") reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of Registrant as of September 30, 2007, its results of operations for the three and nine months ended September 30, 2007 and 2006 and its cash flows for the nine months ended September 30, 2007 and 2006. The condensed consolidated financial statements include the accounts of the Registrant and its wholly-owned limited liability company, Empire State Land Associates L.L.C. All intercompany accounts and transactions have been eliminated in consolidation. Information included in the condensed balance sheet as of December 31, 2006 has been derived from the audited balance sheet included in Registrant's Form 10-K (as amended) for the year ended December 31, 2006 (the "10-K") previously filed with the Securities and Exchange Commission (the "SEC"). Pursuant to rules and regulations of the SEC, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from these consolidated financial statements unless significant changes have taken place since the end of the most recent fiscal year. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto and the other information contained in the 10-K. The consolidated results of operations for the nine months ended September 30, 2007 are not necessarily indicative of the results to be expected for the full year.

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

Restricted cash at September 30, 2007 represents an interest-bearing account held at North Fork Bank pursuant to the terms of the Mortgage, to be used monthly to satisfy a portion ($166,167) of Registrant's mortgage interest obligation. On March 28, 2007, Registrant deposited an additional $2,000,000 into this restricted account under the same conditions and will continue to do so annually hereafter.

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

The supervisory services provided to Registrant by Supervisor include, but are not limited to, maintaining all of its entity and Participant records, performing physical inspections of the Building, providing or coordinating counsel services to Registrant, reviewing insurance coverage, conducting annual supervisory review meetings, receipt of monthly rent from Sublessee, payment of monthly and additional distributions to the Participants, payment of all other disbursements, confirmation of the payment of real estate taxes, and active review of financial statements submitted to Registrant by Sublessee and financial statements audited by and tax information prepared by Registrant's independent registered public accounting firm, and distribution of related materials to the Participants. Supervisor also prepares quarterly, annual and other periodic filings with the SEC and applicable state authorities.

Registrant pays Supervisor for other services at hourly rates.

Pursuant to the fee arrangements described herein, Registrant recorded supervisor service fees of $39,854 and $119,563 attributable to the Basic Payment for supervisory services for the three and nine-month periods ended September 30, 2007 and September 30, 2006. No remuneration was paid during the nine-month periods ended September 30, 2007 and 2006 by Registrant to any of the Members as such.

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

Note F Fees and miscellaneous

During the nine months ended September 30, 2007, a charge of $87,316 was recorded in fees and miscellaneous expenses for payments made by Registrant to Wien & Malkin for services in connection with tender offers for participations commenced by unrelated parties during 2006 and 2007.

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

Financial Condition and Results of Operations

At the time of its organization, Registrant acquired the Master Lease of the Property subject to the Sublease. Basic Rent received by Registrant was used to pay annual rent due under the Master Lease and the Basic Payment for supervisory services to Supervisor; the balance of such Basic Rent was distributed to the Participants. Currently, Basic Rent received by Registrant is used to pay the Basic Payment and a portion of debt service on the Mortgage; and the balance of such Basic Rent is distributed to the Participants. Additional Rent and any interest and dividends accumulated thereon are distributed to the Participants after the additional payment to Supervisor. See Note E to the condensed consolidated financial statements herein. Pursuant to the Sublease, Sublessee has assumed responsibility for the condition, operation, repair, maintenance and management of the Property. Registrant is not required to maintain liquid assets to defray any operating expenses of the Property.

Registrant does not pay dividends. During the nine-month period ended September 30, 2007, Registrant made regular monthly distributions of $98.21 for each $10,000 Participation ($1,178.52 per annum for each $10,000 Participation). There are no restrictions on Registrant's present or future ability to make distributions; however, the amount of such distributions, particularly distributions of Additional Rent, depends on the ability of Sublessee to make payments of Basic Rent and Additional Rent to Registrant in accordance with the terms of the Sublease. Registrant expects to make distributions in the future so long as it receives the payments provided for under the Sublease.

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

Total revenues increased for the nine-month period ended September 30, 2007 as compared with the nine-month period ended September 30, 2006. The increase was the result of an increase in dividend and interest income during the current period as compared with the nine-month period ended September 30, 2006. Dividend income increased as a result of the temporary investment of proceeds from the increased additional rent paid by the Sublessee for the year ended December 31, 2006 as compared with the prior year, prior to the distribution made on March 5, 2007.

Total expenses increased for the nine-month period ended September 30, 2007 as compared with the nine-month period ended September 30, 2006. The increase was the result of an increase in fees primarily related to a non-recurring charge by the Registrant's Supervisor for services in connection with tender offers for participations commenced by unrelated parties during 2006 and 2007 during the nine-month period ended September 30, 2007 as compared with the nine-month period ended September 30, 2006.

Liquidity and Capital Resources

Registrant's liquidity has not significantly changed as of September 30, 2007, as compared with September 30, 2006. Registrant may from time to time set cash aside for contingent liabilities.

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

Based on Sublessee's review of the need for upgrades and improvements to the Property, Sublessee has projected 2007 improvement costs of approximately $37,000,000, of which $7,030,835 has been incurred through September 30, 2007. Sublessee estimates that the total cost of all projects will be approximately $522,000,000 and will take ten years to complete.

The Sublessee anticipates that the direct or indirect costs of improvements will reduce Additional Rent during the year 2007, but should have no effect on the payment of Basic Rent.

Registrant has the following contractual obligations:
Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt Obligations	$60,500,000	$0	$0	$0	$60,500,000
Capital Lease Obligations	0	0	0	0>	0
Purchase Obligations	0	0	0	0	0

Other Long-Term Liabilities Reflected on the Registrant's Balance Sheet	0	0	0	0	0
Total	$60,500,000	$0	$0	$0	$60,500,000

Inflation

Registrant believes that there has been no material change in the impact of inflation on its operations since the filing of the 10-K for the year ended December 31, 2006.

Security Ownership

As of September 30, 2007, the Members of Registrant owned of record and beneficially an aggregate of $23,334 of participations in Registrant, representing less than .071% of the currently outstanding participations therein totaling $33,000,000.

As of September 30, 2007, certain of the Members of Registrant held additional Participations as follows:

Entities for the benefit of members of Peter L. Malkin's family owned of record and beneficially $802,778 of Participations. Peter L. Malkin disclaims any beneficial ownership of such Participations, except that related trusts are required to complete scheduled payments to Peter L. Malkin.

Peter L. Malkin owned of record as trustee or co-trustee, but not beneficially, $516,667 of Participations. Peter L. Malkin disclaims any beneficial ownership of such Participations.

Anthony E. Malkin owned of record as trustee or co-trustee, but not beneficially, $35,833 of Participations. Anthony E. Malkin disclaims any beneficial ownership of such Participations.

Item 4T. Controls and Procedures.

    Evaluation of disclosure controls and procedures. A senior member of the Supervisor functioning in the capacity of Registrant's chief executive officer and Registrant's chief financial officer, after evaluating the effectiveness of Registrant's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of September 30, 2007, the end of the period covered by this report, has concluded that Registrant's disclosure controls and procedures were effective and designed to ensure that material information relating to Registrant would be made known to him by others within those entities on a timely basis.

    Changes in internal controls over financial reporting. There were no changes in Registrant's internal controls over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Registrant's internal controls over financial reporting.

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

Date: January 9, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the undersigned as Attorney-in-Fact for each of the Members in Registrant, pursuant to the Power, on behalf of Registrant on the date indicated.

By: /s/ Mark Labell

Mark Labell, Attorney-in-Fact*

Date: January 9, 2008

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

Date: January 9, 2008

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

Date: January 9, 2008

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

    the Quarterly Report on Form 10-Q of Registrant for the period ended September 30, 2007 (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934(15 U.S.C. 78m or 78o(d)); and

    the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Registrant.

Dated: January 9, 2008

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

    the Quarterly Report on Form 10-Q of Registrant for the period ended September 30, 2007 (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934(15 U.S.C. 78m or 78o(d)); and

    the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Registrant.

Dated: January 9, 2008

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