Form 10-K
period 2007-12-31
EMPIRE STATE BUILDING ASSOCIATES L.L.C.
filed 2008-06-30
CIK 32776

FORM 10-K

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ___

Indicate by check mark whether the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [ X ] .

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large Accelerated Filer [ ] Accelerated Filer [ ] Non-Accelerated Filer [X ]

Smaller Reporting Company [ ]

PART I

Item 1. Business.

(a) General

Registrant was originally organized on July 11, 1961 as a general partnership. On October 1, 2001, Registrant converted from a general partnership to a limited liability company under New York law and is now known as Empire State Building Associates L.L.C. The conversion did not change any aspect of the assets and operations of Registrant other than to protect its investors from any future liability to a third party. Through April 16, 2002, Registrant owned the tenant's interest in a master operating leasehold (the "Master Lease") of the Empire State Building (the "Building"), located at 350 Fifth Avenue, New York, New York. On April 17, 2002, Registrant acquired, through a wholly-owned limited liability company (Empire State Land Associates L.L.C.), the fee title to the Building, and the land thereunder (the "Land") (together, the "Real Estate"or "Property"), at a price of $57,500,000, and obtained a $60,500,000 first mortgage with North Fork Bank (the "Mortgage") to finance the acquisition and certain related costs.

Registrant does not operate the Building. It subleases the Building to Empire State Building Company L.L.C. (the "Sublessee") pursuant to a net operating sublease (the "Sublease") which expires on January 4, 2013 and contains three 21-year renewal options.

Registrant's members ("Members") are Peter L. Malkin, Anthony E. Malkin and Thomas N. Keltner, Jr. (collectively, the "Agents"), each of whom also acts as an agent for holders of participations in his respective member interest in Registrant (the "Participants").

Sublessee is a New York limited liability company in which Peter L. Malkin is a member and entities for Peter L. Malkin's family members are beneficial owners. All of the members in Registrant hold senior positions at Wien & Malkin LLC ("Wien & Malkin" or the "Supervisor"), 60 East 42nd Street, New York, New York, which provides supervisory and other services to Registrant and to Sublessee. See Items 10, 11, 12 and 13 hereof for a description of the ongoing services rendered by, and compensation paid to, Supervisor and for a discussion of certain relationships which may pose potential conflicts of interest among Registrant, Sublessee and certain of their respective affiliates.

As of December 31, 2007, the Building was 79% occupied by approximately 451 tenants who engage in various businesses, including the Boy Scouts, the YMCA, the practice of law and accounting, ladies' and men's apparel, and ladies' and men's shoes. Registrant does not maintain a full-time staff. See Item 2 hereof for additional information concerning the Real Estate.

(b) The Lease and Sublease

The annual rent payable by Registrant to its subsidiary under the Master Lease is $1,970,000 from January 5, 1992 through January 5, 2013 and $1,723,750 annually during the term of each renewal period thereafter.

Sublessee is required to pay annual basic rent ("Basic Rent") equal to $6,018,750 from January 1, 1992 through January 4, 2013, and $5,895,625 from January 5, 2013 through the expiration of all renewal terms. See Item 2. Sublessee is also required to pay Registrant additional rent of 50% of Sublessee's net operating profit, as defined in the Sublease, in excess of $1,000,000 for each lease year ending December 31 ("Additional Rent").

Additional Rent income is recognized when earned from the Sublessee, at the close of the year ending December 31; such income is not determinable until the Sublessee, pursuant to the Sublease, provides the Registrant with an audit report from a certified public accountant on the Sublessee's operation of the Real Estate. The Sublease requires that this report be delivered to Registrant annually within 60 days after the end of each such fiscal year. Accordingly, all Additional Rent income and the additional payment to Supervisor are reflected in the fourth quarter of each year. The Sublease does not provide for the Sublessee to render interim reports to Registrant. See Note 3 of Notes to the Consolidated Financial Statements filed under Item 8 hereof (the "Notes") regarding Additional Rent payments by Sublessee for the fiscal years ended December 31, 2007, 2006 and 2005. There was Additional Rent of $17,025,749 for the year ended December 31, 2007.

Real estate taxes paid directly by the Sublessee totaled approximately $22,151,850 for the year ended December 31, 2007.

(c) Competition

Pursuant to tenant space leases at the Building, the average annual base rental payable to Sublessee is approximately $35 per square foot (exclusive of electricity charges and escalation). The asking rents for the building range from $42 to $52 per square foot.

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

The Real Estate is carried in the financial statements at its historical cost of $60,484,389, consisting of $57,500,000 for the purchase price paid to the seller, $752,022 for acquisition costs, and $2,232,367 representing the unamortized balance of the cost of the Master Lease on the date the Real Estate was acquired. The cost of the Land was estimated to be 35.63% of the total cost of the Real Estate, and the Building, 64.37%. Under the terms of the contract of sale, the deed contains language to avoid the merger of the fee estate and the leasehold, although on a consolidated financial statement basis the Registrant incurred no leasehold rent expense after acquiring the Real Estate.

The mortgage is scheduled to mature on May 1, 2012 and requires monthly payments of interest only at 6.5% per annum. The mortgage may be prepaid at any time after 24 months with the payment of a premium equal to the greater of (a) 1% of the amount prepaid and (b) an amount calculated pursuant to a prepayment formula designed to preserve the bank's yield to maturity. The Mortgage is secured by a lien on the Real Estate and Registrant's leasehold estate under the Master Lease of the Real Estate.

Restricted cash at December 31, 2007 includes an interest-bearing account held at North Fork Bank pursuant to the terms of the Mortgage, to be used monthly to satisfy a portion ($166,167) of Registrant's mortgage interest obligation. On March 27, 2008, Registrant deposited an additional $2,000,000 into this restricted account under the same conditions and will continue to do so annually hereafter.

The Building is being depreciated on a straight-line basis over its estimated useful life of 39 years. Mortgage financing costs, totaling $1,796,287, are being amortized ratably over the life of the Mortgage.

Item 3. Legal Proceedings.

The Property of Registrant was the subject of the following material litigation:

Wien & Malkin LLC and Peter L. Malkin, a member in Registrant, were engaged in a proceeding with Sublessee's former managing agent, Helmsley-Spear, Inc. commenced in 1997, concerning the management, leasing and supervision of the property that is subject to the Sublease to Sublessee. In this connection, certain costs for legal and professional fees and other expenses have been paid and incurred by Wien & Malkin and Mr. Malkin. Wien & Malkin and Mr. Malkin have represented that such costs will be recovered only to the extent that (a) a competent tribunal authorizes payment or (b) an investor voluntarily agrees that his or her proportionate share be paid. Accordingly, Registrant's allocable share of such costs is as yet undetermined, and Registrant has not provided for the expense and related liability with respect to such costs in its consolidated financial statements. As a result of the August 29, 2006 settlement agreement which included termination of this proceeding, Registrant will not recognize any gains or losses from this proceeding other than the possible charges for the aforementioned fees and expenses.

The August 29, 2006 settlement agreement terminated Helmsley-Spear, Inc. as managing and leasing agent at the property as of August 30, 2006. CB Richard Ellis was engaged as the new leasing agent, and Sublessee self-manages the property. The $1,834,000 portion of the contract settlement payment funded from Sublessee's reserves was deducted as an expense in computing additional rent for 2006, so that Registrant has effectively borne one-half of Sublessee's contract settlement payment expense, or $917,000.

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

    The Participations are neither traded on an established securities market nor are readily tradable on a secondary market or the substantial equivalent thereof. Based on Registrant's transfer records, Participations are sold by the holders thereof from time to time in privately negotiated transactions and, in many instances, Registrant is not aware of the prices at which such transactions occur. During the past year there were 195 transfers. In one instance, the indicated purchase price was equal to 6.5 times the face amount of the Participation transferred, i.e., $65,000 for a $10,000 Participation. In two instances, the indicated purchase price was equal to 5.5 times the face amount of the Participation transferred. In one instance, the indicated purchase price was equal to 5.25 times the face amount of the Participation transferred. In fifteen instances, the indicated purchase price was equal to 5 times the face amount of the Participation transferred. In eight instances, the indicated purchase price was equal to 4 times the face amount of the Participation transferred. In three instances, the indicated purchase price was equal to 3.97 times the face amount of the Participation transferred. In two instances, the indicated purchase price was equal to 3.4 times the face amount of the Participation transferred. In five instances, the indicated purchase price was equal to 3.3 times the face amount of the Participation transferred. In six instances, the indicated purchase price was equal to 3 times the face amount of the Participation transferred. In one instance, the indicated purchase price was equal to 2.73 times the face amount of the Participation transferred. In thirteen instances, the indicated purchase price was equal to 2.5 times the face amount of the Participation transferred. In seven instances, the indicated purchase price was equal to 2.25 times the face amount of the Participation transferred. In four instances, the indicated purchase price was equal to 2 times the face amount of the Participation transferred. In one instance, the indicated purchase price was equal to 1.5 times the face amount of the Participation transferred. In all other cases, no consideration was indicated.

    Tender offers for Participations have been commenced by unrelated third parties during 2006 and early 2007 all of which have expired at the date of this filing, in each case at prices ranging from $40,000 to $50,000 for an original $10,000 Participation. A small number of Participation(s) aggregating less than 0.1% of total Participations were reportedly tendered.

    As of December 31, 2007, there were 2,762 holders of Participations of record.

    Registrant does not pay dividends. During the year ended December 31, 2007, Registrant made regular monthly distributions of $98.21 for each $10,000 Participation. There was Additional Rent of $17,025,749 for the year ended December 31, 2007 which enabled Registrant to make an additional distribution for each $10,000 Participation of $4,052 on March 6, 2008. See Item 1 hereof. There are no restrictions on Registrant's present or future ability to make distributions; however, the amount of such distributions, particularly distributions of Additional Rent, depends solely on Sublessee's ability to make payments of Basic Rent and Additional Rent to Registrant. See Item 1 hereof. Registrant expects to make monthly distributions in the future so long as it receives the payments provided under the Sublease. See Item 7 hereof.

EMPIRE STATE BUILDING ASSOCIATES L.L.C.

(A Limited Liability Company)

SELECTED FINANCIAL DATA

(Unaudited)

Item 6.

The following table presents selected financial data of the Registrant for each of the five years in the period ended December 31, 2007. This information is unaudited and has been derived from the audited consolidated financial statements included in this Annual Report on Form 10-K or from audited consolidated financial statements included in Annual Reports on Form 10-K previously filed by the Registrant. This data should be read together with the consolidated financial statements and the notes thereto included in this Annual Report on Form 10-K.

Year ended December 31
2007	2006	2005	2004	2003
Basic rent income	$6,018,750	$6,018,750	$6,018,750	$6,018,750	$6,018,750
Additional rent income	17,025,749	18,791,329	16,324,979	9,469,543	6,802,295
Dividend and interest income	418,234	339,334	158,209	61,322	70,481
Miscellaneous	-	978	-	-	-
Total revenues	$23,462,733	$25,150,391	$22,501,938	$15,549,615	$12,891,526
Net income	$17,068,579	$18,813,909	$16,308,881	$ 9,761,227	$7,247,765
Earnings per $10,000 participation unit, based on 3,300 participation units outstanding during the year	$5,172	$5,701	$4,942	$2,958	$2,196
Total assets	$79,886,241	$81,491,531	$80,063,503	$73,446,834	$72,185,694
Long-term obligations	$60,500,000	$60,500,000	$60,500,000	$60,500,000	$60,500,000
Distributions per $10,000 participation unit, based on 3,300 participation units outstanding during the year:
Income	$5,172	$5,298	$3,318	$2,524	$2,196
Return of capital	596	-0-	-0-	-0-	2,394
Total distributions	$5,768	$5,298	$3,318	$2,524	$4,590

[SELECTED FINANCIAL DATA]

Item 6.

The following table presents the Registrant's unaudited operating results for each of the eight fiscal quarters in the period ended December 31, 2007. The information for each of these quarters is unaudited and has been prepared on the same basis as the audited consolidated financial statements included in this Annual Report on Form 10-K. In the opinion of management, all necessary adjustments, which consist only of normal and recurring accruals, have been included to present fairly the unaudited quarterly results. This data should be read together with the consolidated financial statements and the notes thereto of the Registrant included in this Annual Report on Form 10-K.

Three Months Ended

	March 31,	June 30,	September 30,	December 31,
Consolidated Income Data:	2007	2007	2007	2007

Basic rent income	$1,504,687	$1,504,688	$1,504,688	$1,504,687
Additional rent income	-	-	-	17,025,749
Dividend and interest income	207,132	80,992	71,394	58,716
Total revenues	1,711,819	1,585,680	1,576,082	18,589,152

Interest on mortgage	983,125	994,049	1,004,972	1,004,972
Supervisory services	39,854	39,854	39,854	893,294
Depreciation of building	249,566	249,565	249,564	249,567
Amortization of mortgage financing costs	44,907	44,907	44,907	44,908
Professional fees and miscellaneous	98,747	980	4,252	112,310
Total expenses	1,416,199	1,329,355	1,343,549	2,305,051
Net income	$295,620	$256,325	$232,533	$16,284,101

Earnings per $10,000 participation unit, based on 3,300 participation units outstanding during each period	$90	$78	$70	$4,934

EMPIRE STATE BUILDING ASSOCIATES L.L.C.

(A Limited Liability Company)

QUARTERLY RESULTS OF OPERATIONS

(Unaudited)

Item 6a.

Three Months Ended
	March 31,	June 30,	September 30,	December 31,
Consolidated Income Data:	2006	2006	2006	2006
Basic rent income	$1,504,687	$1,504,688	$1,504,687	$1,504,687
Additional rent income	-	-	-	18,791,329
Dividend and interest income	143,681	64,465	64,433	66,755
Miscellaneous income	-	-	978	-
Total revenues	1,648,368	1,569,153	1,570,098	20,362,771

Interest on mortgage	983,125	994,049	1,004,973	1,004,971
Supervisory services	39,854	39,854	39,855	1,006,494
Depreciation of building	249,566	249,566	249,565	249,565
Amortization of mortgage financing costs	44,907	44,907	44,907	44,908
Professional fees and miscellaneous	615	(81)	44,605	275
Total expenses	1,318,067	1,328,295	1,383,905	2,306,213
Net income	$330,301	$240,858	$186,193	$18,056,558
Earnings per $10,000 participation unit, based on 3,300 participation units outstanding during each period	$100	$73	$56	$5,472

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

Registrant's discussion and analysis of its financial condition and results of operations are based upon Registrant's consolidated financial statements, the preparation of which takes into account estimates based on judgments and assumptions that affect certain amounts and disclosures. Accordingly, actual results could differ from these estimates. The accounting policies and estimates used and outlined in Note 2 to Registrant's consolidated financial statements, which are presented elsewhere in this annual report, have been applied consistently as at December 31, 2007 and 2006, and for the years ended December 31, 2007, 2006 and 2005. Registrant believes that the following accounting policies or estimates require the application of management's most difficult, subjective, or complex judgments:

Valuation of Long-Lived Assets: Registrant assesses the carrying amount of long-lived assets whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. When Registrant determines that the carrying amount of long-lived assets may be impaired, the measurement of any impairment is based on a discounted cash flow method.

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

As compared with the prior year, a decrease in Additional Rent earned in any year reduces the distributions made to the Participants in the following year and the additional payment to Supervisor. Reductions in the amount of Additional Rent paid to Registrant in the future will not have any other impact on Registrant. See paragraph 1 of Item 7 hereof and Notes 2 and 3 of the Notes to the consolidated financial statements.

The following summarizes the material factors affecting Registrant's results of operations for the three preceding years:

(a) Total revenues decreased for the year ended December 31, 2007 as compared with the year ended December 31, 2006. Such decrease was the net result of a decrease in Additional Rent received by Registrant in 2007 and an increase in dividend and interest income earned as compared with the year ended December 31, 2006. Total revenues increased for the year ended December 31, 2006 as compared with the year ended December 31, 2005. Such increase was the result of an increase in Additional Rent received by Registrant in 2006 and an increase in dividend and interest income earned as compared with the year ended December 31, 2005. See Note 3 of the Notes to the Consolidated Financial Statements.

(b) Total expenses increased for the year ended December 31, 2007 as compared with the year ended December 31, 2006. Such increase is the net result of a decrease in the additional payment to Supervisor and an increase in professional fees and miscellaneous expenses for services related to a tender offer as compared with the year ended December 31, 2006. Total expenses increased for the year ended December 31, 2006 as compared with the year ended December 31, 2005. Such increase is the result of an increase in the additional payment to Supervisor and an increase in professional fees and miscellaneous expenses as compared with the year ended December 31, 2005.

Liquidity and Capital Resources

Registrant's liquidity has not significantly changed for the year ended December 31, 2007 as compared with the year ended December 31, 2006. Registrant may from time to time set aside cash for contingent liabilities.

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

Registrant has the following contractual obligations:

Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt Obligations	$60,500,000	$0	$0	$60,500,000	$0
Interest Obligations	16,931,597	3,987,118	7,974,236	4,970,243	0

Capital Lease Obligations	0	0	0	0	0
Purchase Obligations	0	0	0	0	0

Other Long-Term Liabilities Reflected on the Registrant's Balance Sheet	0	0	0	0	0
Total	$77,431,597	$3,987,118	$7,974,236	$65,470,243	$0

A June 9, 2008 solicitation was mailed to Participants seeking consent to a financing program permitting Registrant to fund improvements and tenanting costs at the Building over 10 years of approximately $600 million and to acquire additional property on terms deemed favorable by the Agents.

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

Based on Sublessee's review of the need for upgrades and improvements to the Real Estate, Sublessee has incurred improvement costs of approximately $14,108,000 during 2007. Sublessee estimates that the total cost of all projects will be approximately $625,000,000 over 10 years, including sprinklering of the building of approximately $30,000,000 required by Local Law #26.

The Sublessee anticipates that the direct or indirect costs of improvements will reduce Additional Rent during the year 2008 but should have no effect on the payment of Basic Rent.

Item 8. Financial Statements and Supplementary Data.

The consolidated financial statements of the Registrant as of December 31, 2007 and 2006 and for each of the three years in the period ended December 31, 2007 and the financial statements of the Sublessee as of and for the year ended December 31, 2007 are included in this annual report immediately following Exhibit 32.2 or will be included by amendment.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9a. Controls and Procedures.

    Evaluation of disclosure controls and procedures. The person who functions in the capacity of Registrant's chief executive officer and Registrant's chief financial officer, after evaluating the effectiveness of Registrant's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of December 31, 2007, the end of the period covered by this report, has concluded that as of that date that Registrant's disclosure controls and procedures were effective and designed to ensure that material information relating to Registrant would be made known to him by others within those entities on a timely basis.

    Changes in internal controls over financial reporting. There were no changes in Registrant's internal controls over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to affect, the Registrant's internal controls over financial reporting.

Management's Annual Report on Internal Control Over Financial Reporting

Management of Registrant is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934).

Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purpose in accordance with U.S. generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that (1) pertain to maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision of and with the participation of the Chief Executive Officer and the Chief Financial Officer, our management conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment our management has concluded that, as of December 31, 2007, our internal control over financial reporting was effective.

This annual report does not include an attestation report of Registrant's current registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by Registrant's current registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit Registrant to provide only management's report in this annual report.

PART III

Item 10. Directors and Executive Officers of Registrant.

Registrant has no directors or officers or any other centralization of management. There is no specific term of office for any Agent. The table below sets forth as to each Member as of December 31, 2007 the following: name, age, nature of any family relationship with any other Agent, business experience during the past five years and principal occupation and employment during such period, including the name and principal business of any corporation or any organization in which such occupation and employment was carried on and the date such individual became an Agent:

Name	Age	Nature of Family Relationship	Business Experience	Principal Occupation and Employment	Date Individual became an agent
Peter L. Malkin	74	Father of Anthony E. Malkin	Real Estate Supervision	Senior Member and Chairman, Wien & Malkin LLC	1961
Anthony E. Malkin	45	Son of Peter L. Malkin	Real Estate Supervision and Management	President, Wien & Malkin LLC, and W&M Properties, L.L.C.	2001
Thomas N. Keltner, Jr.	61	None	Real Estate Supervision	Member, Wien & Malkin LLC	1998

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

Registrant's organizational documents do not provide for a board of directors or officers. As described in the Report, Registrant is a limited liability company which is supervised by Wien & Malkin. No remuneration was paid during the current fiscal year ended December 31, 2007 by Registrant to any of the Agents as such. Registrant pays Supervisor, for supervisory services and disbursements, fees of $159,417 per annum. Supervisor also receives an additional payment equal to 6% of distributions to the Participants in Registrant. Pursuant to such arrangements described herein, Registrant incurred supervisory fees during 2007 totaling $1,012,856 (consisting of $159,417 as an annual basic fee for supervisory services and $853,439 as an additional payment). For tax purposes, such additional payment is recognized as a profits interest and the Supervisor is treated as a partner, all without modifying each Participant's distributive share of reportable income and cash distributions. See Item 7 hereof. As noted in Items 1 and 10 of this report, all of the Agents hold senior positions at Supervisor.

Wien & Malkin also serves as supervisor for Sublessee, for which it receives a basic annual fee of $270,000. For 2007, Wien & Malkin received $301,271 in other service fees from Sublessee. Under separate agreements to which Sublessee is not a party, certain of Sublessee's participants pay Wien & Malkin and members of Peter L. Malkin's immediate family a percentage of distributions above an annual threshold. These third party payments (which totaled $460,732 to Wien & Malkin and such Malkin family members in 2007) do not impose any obligation upon Sublessee or affect its assets and liabilities.

Item 12. Security Ownership of Certain Beneficial Owners

and Management.

    Registrant has no voting securities (Item 5). At December 31, 2007, no person owned of record or was known by Registrant to own beneficially more than 5% of the outstanding Participations.

    At December 31, 2007, the Members (Item 10) beneficially owned, directly or indirectly, the following Participations:

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

    Entities for the benefit of members of Peter L. Malkin's family owned of record and beneficially $828,607 of Participations. Peter L. Malkin disclaims any beneficial ownership of such Participations, except that related family trusts and entities are required to complete scheduled payments to Peter L. Malkin.

    Anthony E. Malkin owned of record as trustee or co-trustee but not beneficially, $35,833 of Participations. Anthony E. Malkin disclaims any beneficial ownership of such Participations.

    Members of Thomas N. Keltner, Jr.'s family owned of record and beneficially $24,378 of Participations.

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

  (c) Not applicable.

  (d) Not applicable.

  Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

  The fees paid by Wien & Malkin LLC, the Supervisor of Registrant, to Margolin, Winer and Evens LLP and J.H. Cohn LLP for professional services for the years ended December 31, 2007 and December 31, 2006 were as follows:

Fee Category	2007	2006
Audit Fees	$54,000	$50,800
Audit-Related Fees	2,500	4,200
Tax Fees	-	6,000
All Other Fees	-	-
Total Fees	$56,500	$61,000

  Audit Fees. Consist of fees billed for professional services rendered for the audit of Registrant's consolidated financial statements and review of the interim financial statements included in quarterly 10-Q reports.

  Audit-Related Fees. Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of Registrant's consolidated financial statements and are not reported under "Audit Fees." In 2007 and 2006, these services include accounting consultation, review of Sarbanes-Oxley requirements as they pertain to Registrant, and other audit-related services.

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

  Date: June 30, 2008

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person as Attorney-in-Fact for each of the Members in Registrant, pursuant to the Power, on behalf of Registrant and as a Member in Registrant on the date indicated.

  By /s/ Mark Labell

  Mark Labell, Attorney-in-Fact*

  Date: June 30, 2008

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

  Date: June 30, 2008

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

  Date: June 30, 2008

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

      the Annual Report on Form 10-K of Registrant for the period ended December 31, 2007 (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C.78m or 78o(d)); and

      the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Registrant.

  Dated: June 30, 2008

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

      the Annual Report on Form 10-K of Registrant for the period ended December 31, 2007 (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C.78m or 78o(d)); and

      the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Registrant.

  Dated: June 30, 2008

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

  INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

  EMPIRE STATE BUILDING ASSOCIATES L.L.C.

  (A Limited Liability Company)

  Report of Margolin, Winer & Evens LLP -- Independent Registered Public Accounting Firm

  Report of J.H. Cohn LLP -- Independent Registered Public Accounting Firm

  Consolidated Balance Sheets as of December 31, 2007 and 2006

  Consolidated Statements of Operations for the Years Ended December 31, 2007, 2006 and 2005

  Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 2007, 2006 and 2005

  Consolidated Statements of Cash Flows for the Years Ended December 31, 2007, 2006 and 2005

  Notes to Consolidated Financial Statements

  SCHEDULE III - Real Estate and Accumulated Depreciation as of December 31, 2007

  All other schedules are omitted as the information is not required, is not material or is otherwise provided.

  REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

  To the Participants in Empire State Building Associates L.L.C.

  (a Limited Liability Company)

  We have audited the accompanying consolidated balance sheet of Empire State Building Associates L.L.C. ("Associates") as of December 31, 2007, and the related consolidated statements of income, members' equity and cash flows for the year then ended, and the supporting financial statement schedule, Schedule III- Real Estate and Accumulated Depreciation for the year ended December 31, 2007, also included in this Form 10-K. These consolidated financial statements and the schedule are the responsibility of Associates' management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audit.

  We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Empire State Building Associates L.L.C. as of December 31, 2007, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America, and the related financial statement schedule for the year ended December 31, 2007, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

  /s/ Margolin, Winer & Evens LLP

  Garden City, New York

  May 6, 2008

  REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

  To the Participants in Empire State Building Associates L.L.C.

  (a Limited Liability Company)

  We have audited the accompanying consolidated balance sheet of Empire State Building Associates L.L.C. and subsidiary ("Associates") as of December 31, 2006, and the related consolidated statements of income, members' equity and cash flows for each of the two years in the period ended December 31, 2006. These consolidated financial statements are the responsibility of Associates' management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Empire State Building Associates L.L.C. and subsidiary as of December 31, 2006, and their results of operations and cash flows for each of the two years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

  /s/J.H. Cohn LLP

  New York, N. Y.

  March 7, 2007

  EMPIRE STATE BUILDING ASSOCIATES L.L.C.

  (A Limited Liability Company)

  CONSOLIDATED BALANCE SHEETS

  A S S E T S
	December 31,
	2007	2006
Assets:
Real estate:
Building:
Empire State Building, located at 350 Fifth Avenue, New York, N. Y.	$38,933,801	$38,933,801
Less: Accumulated depreciation	5,699,520	4,701,257
	33,234,281	34,232,544
Land Land	21,550,588	21,550,588
TOTAL REAL ESTATE	54,784,869	55,783,132

Cash and cash equivalents	23,161,493	22,346,462

Restricted cash re: mortgage interest - North Fork Bank	889,535	885,458
Additional rent due from Empire State
Building Company L.L.C., a related party	-	1,291,329
Receivable from participants - NYS estimated tax	279,438	231,915
Accounts receivable	-	2,700

Mortgage financing costs	1,796,287	1,796,287
Less: accumulated amortization	1,025,381	845,752
MORTGAGE FINANCING COSTS, NET	770,906	950,535

TOTAL ASSETS	$79,886,241	$81,491,531

  LIABILITIES AND MEMBERS' EQUITY
Liabilities:
First mortgage payable	$60,500,000	$60,500,000
Accrued interest payable	338,632	338,632
Prepaid rent	-	501,564
Due to Empire State Building Company L.L.C., a related party	974,251	-
Accrued supervisory services, to a related party	853,439	966,640
TOTAL LIABILITIES	62,666,322	62,306,836
Commitments and contingencies	-	-
Members' equity	17,219,919	19,184,695
TOTAL LIABILITIES AND MEMBERS' EQUITY	$79,886,241	$81,491,531

  See accompanying notes to consolidated financial statements.

  EMPIRE STATE BUILDING ASSOCIATES L.L.C.

  (A Limited Liability Company)

  CONSOLIDATED STATEMENTS OF INCOME

Year ended December 31,
	2007	2006	2005
Revenues:
Rent income, from a related party	$23,044,499	$24,810,079	$22,343,729
Dividend and interest income	418,234	339,334	158,209
Miscellaneous income	-	978	-
Total revenues	23,462,733	25,150,391	22,501,938

Expenses:
Interest on mortgage	3,987,118	3,987,118	3,987,118
Supervisory services, to a related party	1,012,856	1,126,057	1,027,208
Depreciation of building	998,262	998,262	998,262
Amortization of mortgage financing costs	179,629	179,629	179,629
Fees and miscellaneous, including amounts paid to a related party	216,289	45,416	840
Total expenses	6,394,154	6,336,482	6,193,057
NET INCOME	$17,068,579	$18,813,909	$16,308,881
Earnings per $10,000 participation unit, based on 3,300 participation units outstanding during each year	$5,172	$5,701	$4,942

  See accompanying notes to consolidated financial statements.

  EMPIRE STATE BUILDING ASSOCIATES L.L.C.

  (A Limited Liability Company)

  CONSOLIDATED STATEMENTS OF MEMBERS' EQUITY

Members'	Share of		Members'
Equity	Net Income		Equity
January 1,	For Year	Distributions	December 31,

Year Ended December 31, 2005:
Anthony E. Malkin Group	$4,165,395	$5,436,293	$3,649,849	$5,951,839

Thomas N. Keltner, Jr. Group	4,165,394	5,436,294	3,649,849	5,951,839

Peter L. Malkin Group	4,165,392	5,436,294	3,649,848	5,951,838
TOTALS	$12,496,181	$16,308,881	$10,949,546	$17,855,516

Year Ended December 31, 2006:
Anthony E. Malkin Group	$5,951,839	$6,271,303	$5,828,243	$6,394,899

Thomas N. Keltner, Jr. Group	5,951,839	6,271,303	5,828,243	6,394,899

Peter L. Malkin Group	5,951,838	6,271,303	5,828,244	6,394,897
TOTALS	$17,855,516	$18,813,909	$17,484,730	$19,184,695

Year Ended December 31, 2007:
Anthony E. Malkin Group	$6,394,899	$5,689,526	$6,344,452	$5,739,973

Thomas N. Keltner, Jr. Group	6,394,899	5,689,526	6,344,452	5,739,973

Peter L. Malkin Group	6,394,897	5,689,527	6,344,451	5,739,973
TOTALS	$19,184,695	$17,068,579	$19,033,355	$17,219,919

  See accompanying notes to consolidated financial statements.

  EMPIRE STATE BUILDING ASSOCIATES L.L.C.

  (A Limited Liability Company)

  CONSOLIDATED STATEMENTS OF CASH FLOWS
	Year Ended December 31,
	2007	2006	2005
Cash flows from operating activities:
Net income	$17,068,579	$18,813,909	$16,308,881
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of building	998,262	998,262	998,262
Amortization of mortgage financing costs	179,629	179,629	179,629
Changes in operating assets and liabilities:
Additional rent due from Empire State Building Company L.L.C., a related party	-	33,650	(605,436)
Due to Empire State Building Company L.L.C., a related party	2,265,580	-	-
Accounts receivable	2,700	(2,700)	-
Accrued interest payable	-	-	338,632
Prepaid rent	(501,564)	-	501,564
Accrued supervisory services, to a related party	(113,200)	98,849	417,138
Net cash provided by operating activities	19,899,986	20,121,599	18,138,670

Cash flows from financing activities:
Change in receivable from participants	(47,523)	(140,477)	(28,544)
Change in restricted cash	(4,077)	(33,775)	(342,010)
Distributions to participants	(19,033,355)	(17,484,730)	(10,949,546)
Net cash used in financing activities	(19,084,955)	(17,658,982)	(11,320,100)

Net increase in cash and cash equivalents	815,031	2,462,617	6,818,570
Cash and cash equivalents, beginning of year	22,346,462	19,883,845	13,065,275

CASH AND CASH EQUIVALENTS,
END OF YEAR	$23,161,493	$22,346,462	$19,883,845
Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$3,987,118	$3,987,118	$3,648,486

  See accompanying notes to consolidated financial statements.

  EMPIRE STATE BUILDING ASSOCIATES L.L.C.

  (A Limited Liability Company)

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  1. Business Activity and Purchase of Real Estate

  Through April 16, 2002, Empire State Building Associates L.L.C. ("Associates") owned the tenant's interest in a master operating leasehold (the "Master Lease") on the Empire State Building (the "Building"), located at 350 Fifth Avenue, New York, New York. On April 17, 2002 Associates acquired, through a wholly-owned limited liability company, the fee title to the Building and to the land thereunder (the "Land"), (together, the "Real Estate"). Associates subleases the property to Empire State Building Company L.L.C. ("Sublessee"). The consolidated financial statements include the accounts of Associates and, effective April 17, 2002, its wholly-owned limited liability company, Empire State Land Associates L.L.C. All intercompany accounts and transactions have been eliminated in consolidation.

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

  2. Summary of Significant Accounting Policies

                  a. Cash and Cash Equivalents

  Cash and cash equivalents include investments in money market funds and all highly liquid debt instruments with an original maturity of three months or less when acquired.

  b. Restricted cash

  Restricted cash at December 31, 2007 and 2006 includes a money market account held at North Fork Bank pursuant to the terms of the mortgage, to be used monthly to satisfy a portion of the mortgage interest obligation.
    Real Estate and depreciation

  The Real Estate is carried in the financial statements at its historical cost of $60,484,389, consisting of $57,500,000 for the purchase price, $752,022 for acquisition costs and $2,232,367 representing the unamortized balance of the cost of the Master Lease on the date the Real Estate was acquired. The cost of the Land was estimated to be 35.63% of the total cost of the Real Estate, and the Building 64.37%. Under the terms of the contract of sale, the deed contains language to avoid the merger of the fee estate and the leasehold, although on a consolidated financial statement basis, Associates incurred no leasehold rent expense after acquiring the Real Estate. The Building is being depreciated on the straight-line basis over its estimated useful life of 39 years from April 17, 2002.

    Mortgage Financing Costs and Amortization

    Mortgage financing costs, totaling $1,796,287, are being amortized ratably over the life of the mortgage.

    Amortization expense amounts to $179,628 for each of the next five years subsequent to December 31, 2006.

    Valuation of Long-Lived Assets

    Associates assesses the carrying amount of long-lived assets whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. When Associates determines that the carrying amount of long-lived assets may be impaired, the measurement of any impairment is based on a discounted cash flow method.

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
    Use of Estimates:

  In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

  3. Related Party Transactions - Rental Income

  Associates does not operate the Building (Note 1). It subleases the Building to the Sublessee, a related party (Note 4), pursuant to a net operating lease dated December 27, 1961, as modified February 15, 1965. The sublease provides for the same initial term and renewal options as the leasehold, less one day. In January 1989, the Sublessee exercised its option to renew the sublease for the first renewal period from January 4, 1992 to January 4, 2013. The annual minimum basic rent during the remainder of the Sublessee's first renewal term, through January 4, 2013, is $6,018,750 (approximately $30,100,000 in the aggregate). The sublease provides for three successive renewal options of twenty-one years each, at an annual basic rent of $5,895,625 throughout all subsequent renewal terms.

  Additional rent through all renewal terms under the sublease is payable in an amount equal to 50% of the Sublessee's annual net operating profit, as defined, in excess of $1,000,000. For 2007, 2006 and 2005, Sublessee reported net operating profit of $35,051,498, $38,582,657 and $33,649,958, respectively. Therefore, rent income was comprised as follows:

For the years ended December 31,
2007	2006	2005

Minim Minimum net basic rent	$ 6,018,750	$ 6,018,750	$ 6,018,750
Additional rent earned	17,025,749	18,791,329	16,324,979
	$23,044,499	$24,810,079	$22,343,729

  Real estate taxes paid directly by the Sublessee for the year ended December 31, 2007 totaled $22,151,850.

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

  Basic fees for supervisory services are $159,417 per annum. Wien & Malkin also received $104,094 during 2007 for services rendered in connection with tender offers from unrelated third parties. Wien & Malkin receives an additional payment equal to 6% of distributions to the participants in Associates. For tax purposes, such additional payment is recognized as a profits interest and the Supervisor is treated as a partner, all without modifying each Participant's distributive share of reportable income and cash distributions. Fees for supervisory services (including disbursements and cost of regular accounting services) during the years ended December 31, 2007, 2006 and 2005, totaled $1,012,856, $1,126,057 and $1,027,208, respectively, including distributions in respect of Wien & Malkin's profits interest which totaled $853,439, $966,640 and $867,791 for 2007, 2006 and 2005, respectively.

  Wien & Malkin also serves as supervisor for Sublessee for which it receives a basic annual fee of $270,000. Other service fees received by Wien & Malkin from the Sublessee for the year ended December 31, 2007 totaled $301,271. Under separate agreements to which Sublessee is not a party, certain of Sublessee's participants pay Wien & Malkin and members of Peter L. Malkin's immediate family a percentage of distributions above an annual threshold. These third party payments (which totaled $460,732 in 2007 to Wien & Malkin and such Malkin family members) do not impose any obligation upon Sublessee or affect its assets and liabilities.
    First Mortgage Payable

  To finance the acquisition of the fee title to the Real Estate (Note 1) and certain related costs, Associates obtained a $60,500,000 first mortgage with North Fork Bank. The mortgage is scheduled to mature on May 1, 2012 and requires monthly payments of interest only at 6.5% per annum. The mortgage may be prepaid at any time after 24 months with the payment of a premium equal to the greater of (a) 1% of the amount prepaid and (b) an amount calculated pursuant to a prepayment formula designed to preserve the bank's yield to maturity. The mortgage is secured by a lien on the Real Estate and Associates' leasehold estate under the Master Lease of the Real Estate.

  The estimated fair value of Associates' mortgage debt, based on available market information or other appropriate valuation methodologies was $63,178,583 at December 31, 2007 and the carrying value at December 31, 2006.
    Number of Participants

  There were approximately 2,762, 2,764 and 2,759 participants in the participating groups at December 31, 2007, 2006 and 2005, respectively.
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

    Distributions and Amount of Income per $10,000 Participation Unit

  Distributions per $10,000 participation unit during the years ended December 31, 2007, 2006 and 2005, based on 3,300 participation units outstanding during each year, consisted of the following:

	Year ended December 31
	2007	2006	2005
Income	$5,172	$5,298	$3,318
Return of capital	596	0	-0-
TOTAL DISTRIBUTIONS	$5,768	$5,298	$3,318

  Net income is computed without regard to income tax expense since Associates does not pay a tax on its income; instead, any such taxes are paid by the participants in their individual capacities.
    Related Party Transactions - Fees

  The accompanying statements of income reflect fees paid or owed to Wien & Malkin, a related party

  ( Note 4), as follows:

2007	2006	2005

Payments made or accrued	$ 104,094	$ -	$ -

    Contingencies

    Wien & Malkin and Peter L. Malkin, a member in Associates, were engaged in a proceeding with Sublessee's former managing agent, Helmsley-Spear, Inc. commenced in 1997, concerning the management, leasing, and supervision of the property that is subject to the Lease to Sublessee. In this connection, certain costs for legal and professional fees and other expenses have been paid and incurred by Wien & Malkin and Mr. Malkin. Wien & Malkin and Mr. Malkin have represented that such costs will be recovered only to the extent that (a) a competent tribunal authorizes payment or (b) an investor voluntarily agrees that his or her proportionate share be paid. Accordingly, Associates' allocable share of such costs is as yet undetermined, and Associates has not provided for the expense and related liability with respect to such costs in these consolidated financial statements. As a result of the August 29, 2006 settlement agreement which included termination of this proceeding, Associates will not recognize any gains or losses from this proceeding other than the possible charges for the aforementioned fees and expenses.

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

    Concentration of Credit Risk
	December 31,
Cash and cash equivalents consist of the following:	2007	2006
JPMorgan Chase Bank	$0	$540,469
Distribution account held by Wien & Malkin LLC	324,111	324,111
Fidelity U.S. Treasury Income Portfolio	22,837,382	21,481,882
Total cash and cash equivalents	$23,161,493	$22,346,462

  Associates maintains cash and cash equivalents in two banks and in two money market funds (Fidelity U.S. Treasury Income Portfolio and North Fork Bank) and a distribution account held by Wien & Malkin. The balance in each bank is insured by the Federal Deposit Insurance Corporation up to $100,000, and at December 31, 2007 there was an uninsured balance of approximately $789,535 and at December 31, 2006 an uninsured balance of approximately $1,225,927. The money market funds are not insured. The funds (approximately $324,000 at December 31, 2007 and 2006) held by Wien & Malkin in the distribution account were paid to the participants on January 1, 2008 and January 1, 2007. Associates made an extra distribution to the participants of $13,370,544 on March 6, 2008.
      Income Taxes

  Net income is computed without regard to income tax expense since Registrant does not pay a tax on its income; instead, any such taxes are paid by the Participants in their individual capacities.

  SCHEDULE III

  EMPIRE STATE BUILDING ASSOCIATES L.L.C.

  (A Limited Liability Company)

  Real Estate and Accumulated Depreciation

  December 31, 2007
Column

A	Description	Land and building situated
	at 350 Fifth Avenue, New York, New York.

B	Encumbrances-
	North Fork Bank
	Balance at December 31, 2007	$60,500,000

C	Initial cost to company
	Land and building	$60,484,389

D	Cost capitalized subsequent to acquisition	None

E	Gross amount at which carried at
	close of period (See Note 2 of Notes to Consolidated Financials Statements)
	Land	$21,550,588
	Building	38,933,801
	Total (a)	$60,484,389

F Accumulated depreciation (b)		$ 5,699,520

G Date of construction		1931

H Date acquired		April 17, 2002
I Life on which depreciation of building in
latest income statements is computed	39 years
Gross amount of real estate
Balance at January 1, 2007 $60,484,389
Purchase of real estate:
F/Y/E 12/31/07 -
Balance at December 31, 2007	$60,484,389
The costs for federal income tax purposes are the same
as for financial statement purposes.
(b) Accumulated depreciation
Balance at January 1, 2007	$4,701,258
Depreciation:
F/Y/E 12/31/07	998,262
Balance at December 31, 2007	$5,699,520

  EMPIRE STATE BUILDING COMPANY L.L.C

  FINANCIAL STATEMENTS

  DECEMBER 31, 2007 AND 2006

  Dated:

  New York, NY

  April 18, 2008

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

  Report of Independent Auditors

  To the Members of Empire State Building Company L.L.C.

  We have audited the accompanying balance sheets of Empire State Building Company L.L.C. as of December 31, 2007 and 2006, and the related statements of income, analysis of members' capital, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Empire State Building Company L.L.C. at December 31, 2007 and 2006, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

  /s/ McGrath Doyle & Phair, CPA

  New York, NY

  April 18, 2008

Empire State Building Company L.L.C.
BALANCE SHEETS

ASSETS

	December 31,
	2007		2006

Current Assets:
Cash and cash equivalents		$ 49,598,323		$ 38,575,462

Due from Empire State Building, Inc.		2,500,920		3,133,929
Due from Empire State Building
Associates L.L.C.		974,251		-

Accounts receivable and accrued charges
to tenants:
Rent and electric inclusion		3,608,056		4,725,491
Escalation rent		591,590		1,527,986
Cleaning services		16,806		116,480

Prepaid expenses:
Real estate taxes		10,984,744		11,167,106
Rent		75,490		75,490
Insurance premiums		912,930		964,708
Other operating expense		184,347		524,063

Total current assets		69,447,457		60,810,715

Fixed Assets:
Building improvements and equipment	$66,708,284		$ 5,862,940
Less-Accumulated depreciation	22,762,333	43,945,951	20,412,049	45,450,891

Sub-leasehold	740,000		740,000
Less-Accumulated depreciation	719,857	20,143	715,885	24,115

Sub-leasehold improvements in progress		20,129,653		6,867,031

Total fixed assets		64,095,747		52,342,037

Other Assets:
Deferred leasing commissions	48,725,487		45,176,216
Less-Accumulated amortization	33,261,567	15,463,920	30,338,139	14,838,077

Deferred legal fees	363,514		363,514
Less-Accumulated amortization	330,776	32,738	306,332	57,182

Other receivables		669,114		212,350
Deposits - other		49,871		70,872

Total other assets		16,215,643		15,178,481

TOTAL ASSETS		$ 149,758,847		$128,331,233

  See accompanying notes and accountants' audit report.

Empire State Building Company L.L.C.
BALANCE SHEETS

LIABILITIES AND MEMBERS' CAPITAL

	December 31,
	2007		2006

Current liabilities:
Accounts payable		$ 5,117,522		$ 2,975,794
Accrued additional rent		-		1,291,329
Accrued expenses		1,711,944		2,137,005

Total current liabilities		6,829,466		6,404,128

Other liabilities:
Security deposit trust accounts	$ 5,950,523		$ 7,125,280
Tenants' security deposits	(5,950,523)	-	(7,125,280)	-

Deferred real estate tax escalation income		689,665		922,836
Lease payable		127,548		233,193
Rents received in advance		972,390		550,415

Total liabilities		8,619,069		8,110,572

Members' capital - December 31, 2005		141,139,778		120,220,661

TOTAL LIABILITIES AND MEMBERS'
CAPITAL		$ 149,758,847		$128,331,233

  See accompanying notes and accountants' audit report.

Empire State Building Company L.L.C.
STATEMENTS OF INCOME

	Years Ended December 31,
	2007	2006

Revenues:
Rental	$73,541,920	$68,835,404
Observatory income	49,630,146	45,801,259
Antenna license fee income	12,511,410	12,725,936
Insurance proceeds	164,572	164,572
Investment income	2,653,052	1,518,475

Total revenues	138,501,100	129,045,646

Expenses:
Basic rent	6,018,750	6,018,750
Repairs and supplies	15,825,004	12,700,182
Labor costs	22,069,483	20,399,594
Advertising	790,439	629,670
Website costs	138,311	248,556
Utilities	2,829,629	2,596,137
Insurance	8,256,411	8,580,948
Real Estate taxes	22,151,849	22,708,091
Other expenses	5,074,230	4,899,514
Depreciation and amortization	5,302,128	5,418,203
Settlement of litigation (net of $1,222,000
contribution from a member)	-	1,834,000

Total expenses	88,456,234	86,033,645

Net income before overage rent	50,044,866	43,012,001
Overage rent	17,025,749	18,791,329

NET INCOME	$ 33,019,117	$ 24,220,672

  See accompanying notes and accountants' audit report.

Empire State Building Company L.L.C.
ANALYSIS OF MEMBERS' CAPITAL

	2007	2006

Members' capital - January 1,	$120,220,661	$106,099,989

Net income for the year ended December 31,	33,019,117	24,220,672

	153,239,778	130,320,661

Less-Distributions:
Monthly distributions, at $300,000 per month	(3,600,000)	(3,600,000)
Extra distribution	(8,500,000)	(6,500,000)

MEMBERS' CAPITAL - DECEMBER 31	$141,139,778	$120,220,661

  See accompanying notes and accountants' audit report.

Empire State Building Company L.L.C.
STATEMENTS OF CASH FLOW

	Years Ended December 31,
	2007	2006

Cash flows from operating activities:

Net income	$33,019,117	$ 24,220,672

Adjustments to reconcile net earnings to net
cash provided by operating activities:
Depreciation	2,354,256	2,354,251
Amortization	2,947,872	3,063,952
Changes in assets and liabilities:
Decrease in receivables	2,153,505	1,696,491
Increase in other receivable	(456,764)	-
Decrease (increase) in prepaid expenses	573,856	(136,312)
Decrease in due from Empire State Building, Inc.	633,009	1,021,748
Increase in due from Empire State Building
Associates L.L.C.	(974,251)	-
Decrease (increase) in deposits	21,001	(69,892)
Increase in accounts payable	2,141,728	143,701
(Decrease) in accrued expenses	(1,716,390)	(857,222)
(Decrease) in lease payable	(105,645)	(90,498)
(Decrease) increase in deferred real estate
tax escalation income	(233,171)	922,836
Increase in rents received in advance	421,975	302,100

Net cash provided in operating activities	40,780,098	32,571,827

Cash flows from investing activities:
Additions to property	(845,344)	(6,234,613)
Additional sub-leasehold improvements in progress	(13,262,622)	-
Increase in leasing commissions	(3,549,271)	(2,115,212)
Net cash used for investing activities	(17,657,237)	(8,349,825)

Cash flows from financing activities:
Distributions to members	(12,100,000)	(10,100,000)

Net cash used in financing activities	(12,100,000)	(10,100,000)

Net increase in cash	11,022,861	14,122,002

Cash at beginning of year	38,575,462	24,453,460

CASH AT END OF YEAR	$49,598,323	$ 38,575,462

  See accompanying notes and accountants' audit report.

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

Service fees to Wien & Malkin are as follows:

	Year Ended
	December 31,
	2007	2006
Basic supervisory fees	$270,000	$270,000
Other fees and disbursements	238,144	243,577
Administration of tenant security deposits (a)	63,127	70,682
TOTAL	$571,271	$584,259

  For administration and investment of each tenant security deposit account, Wien & Malkin has earned since 1973 an annual service fee of 1% of the cash account balance, in accord with the applicable statute. This fee totaled $63,127 for 535 accounts in 2007. Because this service fee is deducted from interest otherwise payable to tenants, the financial statements show no related expense to Company.

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

These third party payments (which totaled $460,732 to Wien & Malkin and such Malkin family members in 2007) do not impose any obligations upon Company or affect its assets and liabilities.

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

  Contingent Liabilities

  Wien & Malkin LLC and Peter L. Malkin, a member in Company, were engaged in a proceeding with Helmsley-Spear, Inc. commenced in 1997, concerning the management, leasing and supervision of Company's property in which Wien & Malkin and Mr. Malkin sought an order removing Helmsley-Spear. In this connection, certain costs for legal and professional fees and other expenses have been paid and incurred by Wien & Malkin and Mr. Malkin and certain costs related to terminating such proceedings may be incurred in the future. Wien & Malkin and Mr. Malkin have represented that such costs will be recovered only to the extent that ( a ) a competent tribunal authorizes payment by Company or ( b ) an investor voluntarily agrees that his or her proportionate share be paid. Accordingly, Company's allocable share of such costs is as yet undetermined and Company has not provided for the expense and related liability with respect to such costs in these financial statements.

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

  Concentration of Cash Credit Risk

  Cash balances are maintained in bank and money market funds. The Federal Deposit Insurance Corp. insures bank balances up to $100,000 each.

  As of December 31, 2007, uninsured balances amount to approximately the following:

Cash distribution account	$ 300,000
Money Market Account - NFB	2,101,320
Treasury cash series - NFB Investment Services	45,685,158
Cash in operating account	280,158
Investments in Fidelity Money Market
Trust Funds (U.S. Treasury Income Portfolio)	1,209,408
$49,576,044

  Building Improvement Programs

Company has ongoing building improvement programs, which are in various stages of completion. The approximate committed balance on these programs is $15,030,000.

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

  Rental Income

The Company leases office and retail space to tenants under noncancelable operating leases with various terms. The following is a schedule of future minimum rents (excluding tenant real estate tax, electricity and operating expense reimbursements) under leases at December 31, 2007:

2008	$ 73,112,337
2009	79,783,158
2010	74,782,482
2011	64,762,180
2012	58,176,525

$350,616,682

EMPIRE STATE BUILDING AND OBSERVATORY

COMPARATIVE COMBINED STATEMENT OF INCOME

YEARS ENDED

DECEMBER 31, 2007

AND

DECEMBER 31, 2006

Dated:

New York, NY

March 12, 2008

Empire State Building Company L.L.C.

60 East 42nd Street

New York, NY 10165

We have audited the accompanying Comparative Combined Statement of Income of Empire State Building and Observatory for the years ended December 31, 2007 and 2006 for the purpose of determining "Net Operating Profit" and "Overage Rent" as those terms are defined in Section 2.05 of Agreement of Sublease dated December 27, 1961. During the years ended December 31, 2007 and 2006, the entire building, with the exception of the Observatory, was operated by Empire State Building Company L.L.C. and the Observatory was operated by Empire State Building, Inc. The Combined Statement of Income is the responsibility of the management of Empire State Building Company L.L.C. and Empire State Building, Inc. Our responsibility is to express an opinion on the Combined Statement of Income based on our audit.

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

In our opinion, the accompanying Comparative Combined Statement of Income of Empire State Building and Observatory presents fairly, in all material respects, the Net Operating Profit and Overage Rent for the years ended December 31, 2007 and 2006, in conformity with Section 2.05 of the aforementioned Agreement dated December 27, 1961.

/s/ McGrath Doyle & Phair, CPA

New York, NY

March 12, 2008

Empire State Building and Observatory
COMPARATIVE COMBINED STATEMENT OF INCOME

			Increase
	2007	2006	(Decrease)
INCOME
Rent, including electricity	$ 85,504,396	$ 80,253,242	$ 5,251,154
Observatory admissions	56,798,756	50,487,048	6,311,708
Other observatory income	5,602,192	5,629,119	(26,927)
Antenna rent	12,511,410	12,725,936	(214,526)
Insurance proceeds	164,572	164,572	-
Lease cancellation	657,897	122,016	535,881
Other	3,180,762	2,016,452	1,164,310
Total income	164,419,985	151,398,385	13,021,600

OPERATING EXPENSES
Rent	6,018,750	6,018,750	-
Real estate taxes	22,151,849	22,708,091	(556,242)
Wages, contract cleaning and protection service	16,935,189	15,328,820	1,606,369
Electricity	15,310,350	13,348,837	1,961,513
Tenants' and building alterations, repairs and supplies	29,909,862	18,842,905	11,066,957
Management fees and leasing commissions	3,549,270	2,235,212	1,314,058
Observatory:
Wages	5,936,445	4,722,644	1,213,801
Contracted labor	2,588,262	2,258,466	329,796
Advertising and public relations	979,360	573,372	405,988
Payroll taxes and other labor cost	2,310,893	1,935,805	375,088
Other taxes and expenses	1,431,837	1,011,335	420,502
Steam	2,566,981	2,387,507	179,474
Professional fees (Note 1)	3,738,257	3,490,270	247,987
Payroll taxes and other labor costs	5,134,294	5,060,686	73,608
Insurance	8,256,411	8,580,948	(324,537)
Water and sewer	262,648	208,630	54,018
Rubbish removal	23,106	91,892	(68,786)
Advertising	928,750	878,226	50,524
Telephone	118,269	94,063	24,206
Sprinkler alarm service	193,501	179,636	13,865
Directory service	41,321	43,601	(2,280)
Paging and other intercommunication	200,738	134,441	66,297
Dues	48,668	37,440	11,228
Lease cancellation fee	-	300,000	(300,000)
Settlement of litigation (net of $1,222,000 contribution
from a member)	-	1,834,000	(1,834,000)
Other expenses	733,476	510,151	223,325
Total expenses before overage rent	129,368,487	112,815,728	16,552,759

NET OPERATING PROFIT	$ 35,051,498	$ 38,582,657	$ (3,531,159)

OVERAGE RENT, 50% OF NET OPERATING PROFIT
IN EXCESS OF $1,000,000	$ 17,025,749	$ 18,791,329	$ (1,765,580)

Empire State Building and Observatory

NOTES TO COMBINED STATEMENT OF INCOME

NOTE

1.     Professional fees in 2007 and 2006 include payments to Wien & Malkin LLC aggregating $571,271 and $584,259, respectively, including supervisory fees of $270,000 in each year. A member in Wien & Malkin LLC is a member in Company.

                    2.     Contingent Liabilities

Wien & Malkin LLC and Peter L. Malkin, a member in Company, were engaged in a proceeding with Helmsley-Spear, Inc. commenced in 1997, concerning the management, leasing and supervision of Company's property in which Wien & Malkin and Mr. Malkin sought an order removing Helmsley-Spear. In this connection, certain costs for legal and professional fees and other expenses have been paid and incurred by Wien & Malkin and Mr. Malkin and certain costs related to terminating such proceedings may be incurred in the future. Wien & Malkin and Mr. Malkin have represented that such costs will be recovered only to the extent that ( a ) a competent tribunal authorizes payment by Company or ( b ) an investor voluntarily agrees that his or her proportionate share be paid. Accordingly, Company's allocable share of such costs is as yet undetermined and Company has not provided for the expense and related liability with respect to such costs in these financial statements.

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