Form 10-Q
period 2008-03-31
EMPIRE STATE BUILDING ASSOCIATES L.L.C.
filed 2008-10-08
CIK 32776

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Large Accelerated Filer [ ] Accelerated Filer [ ] Non-Accelerated Filer [ ]

Smaller Reporting Company [X]

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Empire State Building Associates L.L.C.

(A Limited Liability Company)

Condensed Consolidated Balance Sheets

(Unaudited)

Assets:	March 31, 2008	December 31, 2007
Real Estate:
Building	$38,933,801	$38,933,801
Less, accumulated depreciation	5,949,085	5,699,520
	32,984,716	33,234,281
Land	21,550,588	21,550,588
Total real estate	54,535,304	54,784,869

Cash and cash equivalents	6,348,414	23,161,493
Restricted cash re: mortgage interest - Capital One bank	2,350,500	889,535

Receivable from participants re:
NYS estimated tax	2,960	279,438

Mortgage financing costs	1,796,287	1,796,287
Less, accumulated amortization	1,070,287	1,025,381
Mortgage financing costs, net	726,000	770,906

Total assets	$ 63,963,178	$79,886,241
Liabilities and Members' Equity
Liabilities:
First mortgage payable	$ 60,500,000	$ 60,500,000
Accrued interest payable	338,632	338,632
Due to Empire State Building Company L.L.C., a related party	-0-	974,251
Accrued supervisory services, to a related party	-0-	853,439
Total liabilities	60,838,632	62,666,322
Commitments and contingencies	-	-
Members' equity	3,124,546	17,219,919

Total liabilities and members' equity	$63,963,178	$79,886,241

See notes to condensed consolidated financial statements.

Empire State Building Associates L.L.C.

(A Limited Liability Company)

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months
	Ended March 31,
	2008	2007
Revenues:
Rent income	$1,504,687	$1,504,687
Dividend and interest income	135,515	207,132
Total revenues	1,640,202	1,711,819

Expenses:
Interest on mortgage	994,049	983,125
Supervisory services, to a related party	39,854	39,854
Depreciation of building	249,566	249,566
Amortization of mortgage financing costs	44,907	44,907
Fees and miscellaneous, including amounts paid to a related party	64,322	98,746
Total expenses	1,392,698	1,416,198
Net Income	$247,504	$295,621

Earnings per $10,000 participation unit, based on 3,300 participation units outstanding during each period	$75.00	$89.58
Distributions per $10,000 participation consisted of the following:
Income	$75.00	$89.58
Return of capital	4,271.33	4,794.16
Total distributions	$4,346.33	$4,883.74

At March 31, 2008 and 2007, there were $33,000,000 of participation units outstanding.

See notes to condensed consolidated financial statements

Empire State Building Associates L.L.C.

(A Limited Liability Company)

Condensed Consolidated Statements of Members' Equity

(Unaudited)

	For the	For the Year
	Three Months Ended	Ended
	March 31, 2008	December 31, 2007
Members' equity:
January 1, 2008	$17,219,919
January 1, 2007		$19,184,695
Add, net income:
January 1, 2008 through March 31, 2008	247,504	-0-
January 1, 2007 through December 31, 2007	-0-	17,068,579
	17,467,423	36,253,274
Less, distributions:
Monthly distributions
January 1, 2008 through March 31, 2008	972,333	-0-
January 1, 2007 through December 31, 2007	-0-	3,889,333
Additional distribution on March 6, 2008	13,370,544	-0-
Additional distribution on March 5, 2007	-0-	15,144,022

Total distributions	14,342,877	19,033,355

Members' equity:
March 31, 2008	$3,124,546
December 31, 2007		$17,219,919

See notes to condensed consolidated financial statements.

Empire State Building Associates L.L.C.

(A Limited Liability Company)

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Three	For the Three
	Months Ended	Months Ended
	March 31, 2008	March 31, 2007
Cash flows from operating activities:
Net income	$ 247,504	$295,621
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation of building	249,566	249,566
Amortization of mortgage financing costs	44,907	44,907
Changes in operating assets and liabilities:
Additional rent due to/from sublessee	(974,251)	1,291,329
Prepaid rent income	-0-	(501,564)
Accrued supervisory services	(853,439)	(966,640)
Net cash provided by (used in) operating activities	(1,285,713)	413,219

Cash flows from financing activities:
Change in receivable from participants	276,478	229,821
Change in restricted cash	(1,460,967)	(1,116,795)
Distributions to participants	(14,342,877)	(16,116,355)
Net cash used in financing activities	(15,527,366)	(17,003,329)

Net decrease in cash and cash equivalents	(16,813,079)	(16,590,110)

Cash and cash equivalents,
beginning of period	23,161,493	22,346,462
Cash and cash equivalents, end of period	$6,348,414	$5,756,352
Cash paid for:
Interest	$994,049	$983,125

See notes to condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements (unaudited)

Note A Interim Period Reporting

In the opinion of management, the accompanying unaudited condensed consolidated financial statements of Empire State Building Associates L.L.C. (the "Registrant") reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of Registrant as of March 31, 2008, its results of operations and its cash flows for the three months ended March 31, 2008 and 2007. The condensed consolidated financial statements include the accounts of the Registrant and its wholly-owned limited liability company, Empire State Land Associates L.L.C. All intercompany accounts and transactions have been eliminated in consolidation. Information included in the condensed balance sheet as of December 31, 2007 has been derived from the audited balance sheet included in Registrant's Form 10-K for the year ended December 31, 2007 (the "10-K") previously filed with the Securities and Exchange Commission (the "SEC"). Pursuant to rules and regulations of the SEC, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from these consolidated financial statements unless significant changes have taken place since the end of the most recent fiscal year. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto and the other information contained in the 10-K. The consolidated results of operations for the three months ended March 31, 2008 are not necessarily indicative of the results to be expected for the full year.

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

Note C Purchase of Fee Title to the Empire State Building and Land thereunder, Mortgage Debt, and Related Depreciation and Amortization

On April 17, 2002, Registrant acquired, through a wholly-owned limited liability company (Empire State Land Associates L.L.C.) the fee title to the Building, and the land thereunder (the "Land") (together, the "Real Estate" or "Property"), at a price of $57,500,000, and obtained a $60,500,000 first mortgage with Capital One Bank (the "Mortgage") to finance the acquisition and certain related costs.

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

Restricted cash at March 31, 2008 represents funds held in an interest-bearing account held at Capital One Bank pursuant to the terms of the Mortgage, to be used monthly to satisfy a portion ($166,167) of Registrant's mortgage interest obligation. On March 27, 2008, Registrant deposited an additional $2,000,000 into this restricted account under the same conditions and will continue to do so annually hereafter.

The Building is being depreciated on the straight-line basis over its estimated useful life of 39 years. Mortgage financing costs, totaling $1,796,287, are being amortized ratably over the life of the Mortgage.

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

Additional Rent and other accumulated interest and dividend income are distributed annually after deduction for any additional payment described in Note E below, set-aside of $2,000,000 to satisfy a portion of Registrant's mortgage interest obligation and additions to reserves management judges to be suitable under the circumstances. For 2007, Sublessee reported net operating profit of $35,051,498; therefore, there was Additional Rent earned of $17,025,749 for the year ended December 31, 2007. Registrant incurred $853,439 as an additional payment to Supervisor (Note E). Since it is not practicable to estimate Additional Rent for the lease year ending on the ensuing December 31st which would be allocable to the first three months of the lease year until Sublessee, pursuant to the Sublease, renders to Registrant a report on the operation of the Property, Registrant recognizes Additional Rent when earned from the Sublessee at the close of the lease year ending December 31st. The cost of improvements to be incurred by the Sublessee will reduce Additional Rent but should have no effect on the payment of Basic Rent to Registrant.

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

The supervisory services provided to Registrant by Supervisor include, but are not limited to, maintaining all of its entity and Participant records, performing physical inspections of the Building, providing or coordinating certain counsel services to Registrant, reviewing insurance coverage, conducting annual supervisory review meetings, receipt of monthly rent from Sublessee, payment of monthly and additional distributions to the Participants, payment of all other disbursements, confirmation of the payment of real estate taxes, and active review of financial statements submitted to Registrant by Sublessee and financial statements audited by and tax information prepared by Registrant's independent registered public accounting firm, and distribution of related materials to the Participants. Supervisor also prepares quarterly, annual and other periodic filings with the SEC and applicable state authorities.

Registrant pays Supervisor for other services at hourly rates.

Pursuant to the fee arrangements described herein, Registrant incurred supervisor service fees of $39,854 attributable to the Basic Payment for supervisory services for each of the three month periods ended March 31, 2008 and March 31, 2007. No remuneration was paid during the three-month period ended March 31, 2008 and 2007 by Registrant to any of the Members as such.

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

Note F Fees and miscellaneous

During the three months ended March 31, 2008, a charge of $1,520 is included in fees and miscellaneous expenses for payments made by Registrant to Wien & Malkin for services in connection with tender offers for participations commenced by unrelated parties during 2006 and 2007.

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

The August 29, 2006 settlement agreement terminated Helmsley-Spear, Inc. as managing and leasing agent at the Property as of August 30, 2006. CB Richard Ellis was engaged by the Sublessee as the new leasing agent, and Sublessee self-manages the Property.

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

Registrant does not pay dividends. During the three-month period ended March 31, 2008, Registrant made regular monthly distributions of $98.21 for each $10,000 Participation ($1,178.52 per annum for each $10,000 Participation). There are no restrictions on Registrant's present or future ability to make distributions; however, the amount of such distributions, particularly distributions of Additional Rent, depends solely on the ability of Sublessee to make payments of Basic Rent and Additional Rent to Registrant in accordance with the terms of the Sublease. Registrant expects to make distributions in the future so long as it receives the payments provided for under the Sublease.

On March 6, 2008, Registrant made an additional distribution of $4,052 for each $10,000 Participation. Such distribution represented the balance of Additional Rent paid by Sublessee in accordance with the terms of the Sublease after deducting the Additional Payment to Supervisor, the $2,000,000 set-aside to satisfy a portion of Registrant's mortgage interest obligation, a reserve for contingencies and annual New York State Limited Liability Company filing fees. See Notes D and E to the condensed financial statements herein.

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

Total revenues decreased for the three-month period ended March 31, 2008 as compared with the three-month period ended March 31, 2007. The decrease was the result of a decrease in dividend and interest income during the current period as compared with the three-month period ended March 31, 2007. Dividend income decreased as a result of the temporary investment of proceeds from the decreased additional rent paid by the Sublessee for the year ended December 31, 2007 as compared with the prior year, prior to the distribution made on March 6, 2008.

Total expenses decreased for the three-month period ended March 31, 2008 as compared with the three-month period ended March 31, 2007. The decrease was primarily the result of a decrease in fees primarily related to a charge by the Registrant's Supervisor for services in connection with tender offers for Participations commenced by unrelated parties during 2006 and 2007 during the three-month period ended March 31, 2008 as compared with the three-month period ended March 31, 2007.

Liquidity and Capital Resources

Registrant's liquidity has increased as of March 31, 2008, as compared with March 31, 2007 due to Registrant's increased cash balance maintained for contingencies.

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

Based on Sublessee's review of the need for upgrades and improvements to the Property, Sublessee has incurred improvement costs of approximately $3,306,000 for the three months ended March 31, 2008. Sublessee estimates that the total cost of all projects will be approximately $625,000,000 over 10 years, including sprinklering of the building of approximately $30,000,000 required by Local Law #26.

The Sublessee anticipates that the direct or indirect costs of improvements will reduce Additional Rent during the year 2008, but should have no effect on the payment of Basic Rent.

Registrant has the following contractual obligations:
Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt Obligations	$60,500,000	$0	$0	$60,500,000	$0
Interest Obligations	16,287,104	3,987,118	7,974,236	4,325,750	0
Capital Lease Obligations	0	0	0	0	0
Purchase Obligations					0
Other Long-Term Liabilities Reflected on the Registrant's Balance Sheet	0	0	0	0	0
Total	$76,787,104	$3,987,118	$,974,236	$64,825,750/U>	$ 0

Inflation

Registrant believes that there has been no material change in the impact of inflation on its operations since the filing of the 10-K for the year ended December 31, 2007.

Security Ownership

As of March 31, 2008, the Members of Registrant owned of record and beneficially an aggregate of $23,334 of Participations in Registrant, representing less than .071% of the currently outstanding Participations therein totaling $33,000,000.

As of March 31, 2008, certain of the Members of Registrant held additional Participations as follows:

Entities for the benefit of members of Peter L. Malkin's family owned of record and beneficially $909,444 of Participations. Peter L. Malkin disclaims any beneficial ownership of such Participations, except that related trusts are required to complete scheduled payments to Peter L. Malkin.

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

Item 4T. Controls and Procedures.

    Evaluation of disclosure controls and procedures. The person who functions in the capacity of Registrant's chief executive officer and Registrant's chief financial officer, after evaluating the effectiveness of Registrant's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of March 31, 2008, the end of the period covered by this report, has concluded that as of that date that Registrant's disclosure controls and procedures were effective and designed to ensure that material information relating to Registrant would be made known to him by others within those entities on a timely basis.

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

The August 29, 2006 settlement agreement terminated Helmsley-Spear, Inc. as managing and leasing agent at the Property as of August 30, 2006. CB Richard Ellis was engaged by the Sublessee as the new leasing agent, and Sublessee self-manages the Property.

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

Date: October 8, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the undersigned as Attorney-in-Fact for each of the Members in Registrant, pursuant to the Power, on behalf of Registrant on the date indicated.

By: /s/ Mark Labell

Mark Labell, Attorney-in-Fact*

Date: October 8, 2008

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

Date: October 8, 2008

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

Date: October 8, 2008

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

    the Quarterly Report on Form 10-Q of Registrant for the period ended March 31, 2008 (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934(15 U.S.C. 78m or 78o(d)); and

    the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Registrant.

Dated: October 8, 2008

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

    the Quarterly Report on Form 10-Q of Registrant for the period ended March 31, 2008 (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934(15 U.S.C. 78m or 78o(d)); and

    the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Registrant.

Dated: October 8, 2008

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