Form 10-Q
period 2008-06-30
EMPIRE STATE BUILDING ASSOCIATES L.L.C.
filed 2008-11-06
CIK 32776

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Smaller Reporting Company [X]

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Empire State Building Associates L.L.C.

(A Limited Liability Company)

Condensed Consolidated Balance Sheets

(Unaudited)

Assets:	June 30, 2008	December 31, 2007
Real Estate:
Building	$38,933,801	$38,933,801
Less, accumulated depreciation	6,198,651	5,699,520
	32,735,150	33,234,281
Land	21,550,588	21,550,588
Total real estate	54,285,738	54,784,869

Cash and cash equivalents	6,273,739	23,161,493
Restricted cash re: mortgage interest - Capital One bank	1,855,322	889,535

Receivable from participants re:
NYS estimated tax	53,872	279,438

Mortgage financing costs	1,796,287	1,796,287
Less, accumulated amortization	1,115,195	1,025,381
Mortgage financing costs, net	681,092	770,906

Total assets	$ 63,149,763	$79,886,241
Liabilities and Members' Equity
Liabilities:
First mortgage payable	$ 60,500,000	$ 60,500,000
Accrued interest payable	327,708	338,632
Due to Empire State Building Company L.L.C., a related party	-0-	974,251
Accrued supervisory services, to a related party	-0-	853,439
Total liabilities	60,827,708	62,666,322
Commitments and contingencies	-	-
Members' equity	2,322,055	17,219,919

Total liabilities and members' equity	$63,149,763	$79,886,241

See notes to condensed consolidated financial statements.

Empire State Building Associates L.L.C.

(A Limited Liability Company)

Condensed Consolidated Statements of Operations

(Unaudited)
	For the	Three Months	For the	Six Months
	Ended	June 30,	Ended	June 30,
	2008	2007	2008	2007
Revenues:
Rent income from a related party	$1,504,688	$1,504,688	$3,009,375	$3,009,375
Dividend and interest income	34,789	80,992	170,302	288,125
Total revenues	1,539,477	1,585,680	3,179,677	3,297,500
Expenses:
Interest on mortgage	994,049	994,049	1,988,097	1,977,174
Supervisory services, to a related party	39,854	39,854	79,708	79,708
Depreciation of building	249,565	249,565	499,131	499,131
Amortization of mortgage financing costs	44,907	44,907	89,814	89,814
Fees and miscellaneous, including amounts paid to a related party	41,259	980	105,581	99,727
Total expenses	1,369,634	1,329,355	2,762,331	2,745,554
Net income	$169,843	$256,325	$417,346	$551,946
Earnings per $10,000 participation unit, based on 3,300 participation units outstanding during the period	$51.47	$77.67	$126.47	$167.26
Distributions per $10,000 participation unit consisted of the following:
Income	$ 51.47	$ 77.67	$ 126.47	$ 167.26
Return of capital	243.17	216.97	4,514.50	5,011.13
Total distributions	$ 294.64	$ 294.64	$ 4,640.97	$ 5,178.39

At June 30, 2008 and 2007, there were $33,000,000 of participation units outstanding.

See notes to condensed consolidated financial statements

Empire State Building Associates L.L.C.

(A Limited Liability Company)

Condensed Consolidated Statements of Members' Equity

(Unaudited)

	For the	For the Year
	Six Months Ended	Ended
	June 30, 2008	December 31, 2007
Members' equity:
January 1, 2008	$17,219,919
January 1, 2007		$19,184,695
Add, net income:
January 1, 2008 through June 30, 2008	417,346	-0-
January 1, 2007 through December 31, 2007	-0-	17,068,579
	17,637,265	36,253,274
Less, distributions:
Monthly distributions
January 1, 2008 through June 30, 2008	1,944,666	-0-
January 1, 2007 through December 31, 2007	-0-	3,889,333
Additional distribution on March 6, 2008	13,370,544	-0-
Additional distribution on March 5, 2007	-0-	15,144,022

Total distributions	15,315,210	19,033,355

Members' equity:
June 30, 2008	$2,322,055
December 31, 2007		$17,219,919

See notes to condensed consolidated financial statements.

Empire State Building Associates L.L.C.

(A Limited Liability Company)

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months	For the Six Months
	Ended	Ended
	June 30, 2008	June 30, 2007
Cash flows from operating activities:
Net income	$ 417,346	$ 551,946
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation of building	499,131	499,131
Amortization of mortgage financing costs	89,814	89,814
Changes in operating assets and liabilities:
Additional rent due to/from sublessee	(974,251)	1,291,329
Accounts receivable	-0-	1,625
Accrued interest payable	(10,924)	(10,924)
Prepaid rent income	-0-	(501,564)
Accrued supervisory services	(853,439)	(966,640)
Net cash provided by (used in) operating activities	(832,323)	954,717

Cash flows from financing activities:
Change in receivable from participants	225,566	44,734
Change in restricted cash	(965,787)	(634,732)
Cash distributions to participants	(15,315,210)	(17,088,688)
Net cash used in financing activities	(16,055,431)	(17,678,686)
Net decrease in cash and cash equivalents	(16,887,754)	(16,723,969)

Cash and cash equivalents,
beginning of period	23,161,493	22,346,462
Cash and cash equivalents, end of period	$ 6,273,739	$ 5,622,493
Cash paid for:
Interest	$ 1,999,021	$ 1,988,097

See notes to condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements (unaudited)

Note A Interim Period Reporting

In the opinion of management, the accompanying unaudited condensed consolidated financial statements of Empire State Building Associates L.L.C. (the "Registrant") reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of Registrant as of June 30, 2008, its results of operations for the three months and six months ended June 30, 2008 and 2007 and its cash flows for the six months ended June 30, 2008 and 2007. The condensed consolidated financial statements include the accounts of the Registrant and its wholly-owned limited liability company, Empire State Land Associates L.L.C. All intercompany accounts and transactions have been eliminated in consolidation. Information included in the condensed balance sheet as of December 31, 2007 has been derived from the audited balance sheet included in Registrant's Form 10-K for the year ended December 31, 2007 (the "10-K") previously filed with the Securities and Exchange Commission (the "SEC"). Pursuant to rules and regulations of the SEC, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from these consolidated financial statements unless significant changes have taken place since the end of the most recent fiscal year. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto and the other information contained in the 10-K. The consolidated results of operations for the six months ended June 30, 2008 are not necessarily indicative of the results to be expected for the full year.

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

Registrant's members ("Members") are Peter L. Malkin, Anthony E. Malkin and Thomas N. Keltner, Jr. (collectively, the "Agents"), each of whom also acts as an agent for holders of participations ("Participations") in his respective member interest in Registrant (the "Participants").

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

Restricted cash at June 30, 2008 represents funds held in an interest-bearing account held at Capital One Bank pursuant to the terms of the Mortgage, to be used monthly to satisfy a portion ($166,167) of Registrant's mortgage interest obligation. On March 27, 2008, Registrant deposited an additional $2,000,000 into this restricted account under the same conditions and will continue to do so annually hereafter.

The Building is being depreciated on the straight-line basis over its estimated useful life of 39 years. Mortgage financing costs, totaling $1,796,287, are being amortized ratably over the life of the Mortgage.

Note D Sublease

Registrant does not operate the Building. It subleases the Building to Empire State Building Company L.L.C. ("Sublessee") pursuant to a net operating sublease (the "Sublease"), which expires on January 4, 2013 and contains three 21-year renewal options.

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

Additional Rent and other accumulated interest and dividend income are distributed annually after deduction for any additional payment described in Note E below, set-aside of $2,000,000 to satisfy a portion of Registrant's mortgage interest obligation and additions to reserves management judges to be suitable under the circumstances. For 2007, Sublessee reported net operating profit of $35,051,498; therefore, Additional Rent of $17,025,749 was earned for the year ended December 31, 2007. Registrant incurred $853,439 as an additional payment to Supervisor (Note E). Since it is not practicable to estimate Additional Rent for the lease year ending on the ensuing December 31st which would be allocable to the first six months of the lease year until Sublessee, pursuant to the Sublease, renders to Registrant a report on the operation of the Property, Registrant recognizes Additional Rent when earned from the Sublessee at the close of the lease year ending December 31st. The cost of improvements to be incurred by the Sublessee will reduce Additional Rent but should have no effect on the payment of Basic Rent to Registrant.

Sublessee is a New York limited liability company in which Peter L. Malkin is a member and entities for Peter L. Malkin's family members are beneficial owners.

Note E Supervisory Services

Supervisory and other services are provided to the Registrant by its supervisor, Wien & Malkin LLC ("Wien & Malkin" or "Supervisor"), a related party. Beneficial interests in the Registrant are held directly or indirectly by one or more persons at Wien & Malkin and/or their family members.

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

Pursuant to the fee arrangements described herein, Registrant incurred supervisor service fees of $79,708 attributable to the Basic Payment for supervisory services for each of the six-month periods ended June 30, 2008 and June 30, 2007. No remuneration was paid during the six-month period ended June 30, 2008 and 2007 by Registrant to any of the Members as such.

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

Note F Fees and miscellaneous

During the six months ended June 30, 2008, a charge of $1,520 is included in fees and miscellaneous expenses for payments made by Registrant to Wien & Malkin for services in connection with tender offers for Participations commenced by unrelated parties during 2006 and 2007.

Note G Litigation

As further explained in Note 9 in the 10-K and in Part II - Item 1. Legal Proceedings herein, Wien & Malkin and Peter L. Malkin, a member in Registrant, were engaged in a proceeding with Sublessee's former managing agent, Helmsley-Spear, Inc. commenced in 1997, concerning the management, leasing, and supervision of the property that is subject to the Sublease to Sublessee. In this connection, certain costs for legal and professional fees and other expenses have been paid by Wien & Malkin and Mr. Malkin. Wien & Malkin and Mr. Malkin have represented that such costs will be recovered only to the extent that (a) a competent tribunal authorizes payment or (b) an investor voluntarily agrees that his or her proportionate share be paid. Accordingly, Registrant's allocable share of such costs is as yet undetermined, and Registrant has not provided for the expense and related liability with respect to such costs in these consolidated financial statements. As a result of an August 29, 2006 settlement agreement which included termination of this proceeding, the Registrant will not recognize any gains or losses from this proceeding other than the possible charges for the aforementioned fees and expenses.

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

Registrant does not pay dividends. During the six-month period ended June 30, 2008, Registrant made regular monthly distributions of $98.21 for each $10,000 Participation ($1,178.52 per annum for each $10,000 Participation). There are no restrictions on Registrant's present or future ability to make distributions; however, the amount of such distributions, particularly distributions of Additional Rent, depends solely on the ability of Sublessee to make payments of Basic Rent and Additional Rent to Registrant in accordance with the terms of the Sublease. Registrant expects to make distributions in the future so long as it receives the payments provided for under the Sublease.

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

Total revenues decreased for the three and six-month periods ended June 30, 2008 as compared with the corresponding periods of the prior year. The decrease was the result of a decrease in dividend and interest income during the current period as compared with the corresponding period of the prior year. Dividend income decreased primarily as a result of the decreased temporary investment of proceeds from the reduced additional rent paid by the Sublessee for the year ended December 31, 2007 as compared with the prior year, prior to the distribution made on March 6, 2008.

Total expenses increased for the three and six-month periods ended June 30, 2008 as compared with the corresponding periods of the prior year. The increase was the result of an increase in fees related to a charge by the Registrant's Supervisor for services in connection with tender offers for Participations commenced by unrelated parties during 2006 and 2007 and other matters during the three and six-month period ended June 30, 2008 as compared with the corresponding period of the prior year.

Liquidity and Capital Resources

Registrant's liquidity has increased as of June 30, 2008, as compared with June 30, 2007 due to Registrant's increased cash balance maintained for contingencies. Recent adverse developments in credit and investment markets have impaired liquidity in general and may negatively impact Registrant and/or space tenants at the Building. Any such impact should be ameliorated by the fact that (a) each of Registrant and its Sublessee has very low debt in relation to asset value, (b) the maturity of Registrant's existing and planned debt will not occur within the next 36 months, and (c) the Building's rental revenue is derived from a substantial number of tenants in diverse businesses with lease termination dates spread over numerous years.

No amortization payments are due under the Mortgage to reduce the outstanding principal balance prior to maturity. Furthermore, Registrant does not maintain any reserve to cover the principal payment of such Mortgage indebtedness at maturity. Therefore, repayment of the Mortgage will depend on Registrant's ability to arrange a refinancing. Assuming that the Real Estate continues to generate an annual net profit in future years comparable to that in past years, and assuming further that historic real estate trends continue in the geographic area in which the Real Estate is located, Registrant anticipates that the value of the Real Estate would be in excess of the amount of the Mortgage balance at maturity.

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

Based on Sublessee's review of the need for upgrades and improvements to the Property, Sublessee has incurred improvement costs of approximately $9,565,182 for the six months ended June 30, 2008. Sublessee estimates that the total cost of all projects will be approximately $625,000,000 over 10 years, including sprinklering of the building of approximately $30,000,000 required by Local Law #26.

The Sublessee anticipates that the direct or indirect costs of improvements incurred in 2008 will reduce Additional Rent for the year 2008, but should have no effect on the payment of Basic Rent. The ultimate cost of improvements incurred in 2008 and its related impact on Additional Rent is not yet quantifiable.

Registrant has the following contractual obligations:
Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt Obligations	$60,500,000	$0	$0	$60,500,000	$0
Interest Obligations	15,282,132	3,987,118	7,974,236	3,320,778	0
Capital Lease Obligations	0	0	0	0	0
Purchase Obligations	0	0	0	0	0
Other Long-Term Liabilities Reflected on the Registrant's Balance Sheet	0	0	0	0	0
Total	$75,782,132	$3,987,118	$7,974,236	$63,820,778	$0

A June 9, 2008 solicitation was mailed to Participants seeking consent to a financing program permitting Registrant to fund approximately $600 million of improvements and tenanting costs at the Building over 10 years and to acquire additional property on terms deemed favorable by the Agents.

Inflation

Registrant believes that there has been no material change in the impact of inflation on its operations since the filing of the 10-K for the year ended December 31, 2007.

Security Ownership

As of June 30, 2008, the Members of Registrant owned of record and beneficially an aggregate of $23,334 of Participations in Registrant, representing less than .071% of the currently outstanding Participations therein totaling $33,000,000.

As of June 30, 2008, certain of the Members of Registrant held additional Participations as follows:

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

Thomas N. Keltner, Jr. owned of record as trustee, but not beneficially, $17,709 of Participations.

Members of Thomas N. Keltner, Jr.'s family owned of record and beneficially $6,667 of Participations.

Item 4T. Controls and Procedures.

    Evaluation of disclosure controls and procedures. The person who functions in the capacity of Registrant's chief executive officer and Registrant's chief financial officer, after evaluating the effectiveness of Registrant's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of June 30, 2008, the end of the period covered by this report, has concluded that as of that date that Registrant's disclosure controls and procedures were effective and designed to ensure that material information relating to Registrant would be made known to him by others within those entities on a timely basis.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

The Property of Registrant was the subject of the following material litigation:

Wien & Malkin LLC and Peter L. Malkin, a member in Registrant, were engaged in a proceeding with Sublessee's former managing agent, Helmsley-Spear, Inc. commenced in 1997, concerning the management, leasing and supervision of the property that is subject to the Sublease to Sublessee. In this connection, certain costs for legal and professional fees and other expenses have been paid by Wien & Malkin and Mr. Malkin. Wien & Malkin and Mr. Malkin have represented that such costs will be recovered only to the extent that (a) a competent tribunal authorizes payment or (b) an investor voluntarily agrees that his or her proportionate share be paid. Accordingly, Registrant's allocable share of such costs is as yet undetermined, and Registrant has not provided for the expense and related liability with respect to such costs in its consolidated financial statements. As a result of an August 29, 2006 settlement agreement which included termination of this proceeding, Registrant will not recognize any gains or losses from this proceeding other than the possible charges for the aforementioned fees and expenses.

The August 29, 2006 settlement agreement terminated Helmsley-Spear, Inc. as managing and leasing agent at the Property as of August 30, 2006. CB Richard Ellis was engaged by the Sublessee as the new leasing agent, and Sublessee self-manages the Property.

6. Exhibits

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

Date: November 6, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the undersigned as Attorney-in-Fact for each of the Members in Registrant, pursuant to the Power, on behalf of Registrant on the date indicated.

By: /s/ Mark Labell

Mark Labell, Attorney-in-Fact*

Date: November 6, 2008

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

Date: November 6, 2008

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

Date: November 6, 2008

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

  the Quarterly Report on Form 10-Q of Registrant for the period ended June 30, 2008 (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934(15 U.S.C. 78m or 78o(d)); and

  the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Registrant.

Dated: November 6, 2008

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

  the Quarterly Report on Form 10-Q of Registrant for the period ended June 30, 2008 (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934(15 U.S.C. 78m or 78o(d)); and

  the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Registrant.

Dated: November 6, 2008

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