Form 10-Q
period 2008-09-30
EMPIRE STATE BUILDING ASSOCIATES L.L.C.
filed 2009-01-16
CIK 32776

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ___________

Commission file number 0-827

EMPIRE STATE BUILDING ASSOCIATES L.L.C.

(Exact name of Registrant as specified in its charter)

A New York Limited Liability Company (State or other jurisdiction of incorporation or organization)	13-6084254 (I.R.S. Employer Identification No.)

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

Smaller Reporting Company [X]

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Empire State Building Associates L.L.C.

(A Limited Liability Company)

Condensed Consolidated Balance Sheets

(Unaudited)

Assets:	September 30, 2008	December 31, 2007
Real Estate:
Building	$38,933,801	$38,933,801
Less, accumulated depreciation	6,448,217	5,699,520
	32,485,584	33,234,281
Land	21,550,588	21,550,588
Total real estate	54,036,172	54,784,869

Cash and cash equivalents	6,160,919	23,161,493
Restricted cash re: mortgage interest - Capital One bank	1,362,596	889,535

Receivable from participants re:
NYS estimated tax	79,315	279,438

Mortgage financing costs	1,796,287	1,796,287
Less, accumulated amortization	1,160,102	1,025,381
Mortgage financing costs, net	636,185	770,906

Total assets	$ 62,275,187	$79,886,241
Liabilities and Members' Equity
Liabilities:
First mortgage payable	$ 60,500,000	$ 60,500,000
Accrued interest payable	327,708	338,632
Due to Empire State Building Company L.L.C., a related party	-0-	974,251
Accrued supervisory services, to a related party	-0-	853,439
Total liabilities	60,827,708	62,666,322
Commitments and contingencies	-	-
Members' equity	1,447,479	17,219,919

Total liabilities and members' equity	$62,275,187	$79,886,241

See notes to condensed consolidated financial statements.

                                                                                                  Empire State Building Associates L.L.C.

(A Limited Liability Company)

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007
Revenues:

Rent income from a related party	$1,504,688	$1,504,688	$4,514,063	$4,514,063
Dividend and interest income	30,981	71,394	201,284	359,519
Total revenues	1,535,669	1,576,082	4,715,347	4,873,582
Expenses:
Interest on mortgage	1,004,972	1,004,972	2,993,069	2,982,146
Supervisory services, to a related party	39,854	39,854	119,563	119,563
Depreciation of building	249,564	249,564	748,697	748,697
Amortization of mortgage financing costs	44,907	44,907	134,721	134,721
Fees and miscellaneous, including amounts paid to a related party	98,612	4,252	204,193	103,978
Total expenses	1,437,909	1,343,549	4,200,243	4,089,105
Net income	$97,760	$ 232,533	$515,104	$784,477
Earnings per $10,000 participation unit, based on 3,300 participation units outstanding during the period	$29.63	$70.46	$156.10	$237.72
Distributions per $10,000 participation unit consisted of the following:
Income	$ 29.63	$ 70.46	$ 156.10	$ 237.72
Return of capital	265.01	224.18	4,779.52	5,235.32
Total distributions	$294.64	$294.64	$4,935,62	$5,473.04

At September 30, 2008 and 2007, there were $33,000,000 of participation units outstanding.

See notes to condensed consolidated financial statements

                                                                                                    Empire State Building Associates L.L.C.

(A Limited Liability Company)

Condensed Consolidated Statements of Members' Equity

(Unaudited)

	For the	For the Year
	Nine Months Ended	Ended
	September 30, 2008	December 31, 2007
Members' equity:
January 1, 2008	$17,219,919
January 1, 2007		$19,184,695
Add, net income:
January 1, 2008 through September 30, 2008	515,104	-0-
January 1, 2007 through December 31, 2007	-0-	17,068,579
	17,735,023	36,253,274
Less, distributions:
Monthly distributions
January 1, 2008 through September 30, 2008	2,917,000	-0-
January 1, 2007 through December 31, 2007	-0-	3,889,333
Additional distribution on March 6, 2008	13,370,544	-0-
Additional distribution on March 5, 2007	-0-	15,144,022

Total distributions	16,287,544	19,033,355

Members' equity:
September 30, 2008	$1,447,479
December 31, 2007		$17,219,919

See notes to condensed consolidated financial statements.

                                                                                                 Empire State Building Associates L.L.C.

(A Limited Liability Company)

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months	For the Nine Months
	Ended	Ended
	September 30, 2008	September 30, 2007
Cash flows from operating activities:
Net income	$ 515,104	$ 784,477
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation of building	748,697	748,697
Amortization of mortgage financing costs	134,721	134,721
Changes in operating assets and liabilities:
Additional rent due to/from sublessee	(974,251)	1,291,329
Accounts receivable	-0-	1,625
Accrued interest payable	(10,924)	(10,924)
Prepaid rent income	-0-	(501,564)
Accrued supervisory services	(853,439)	(966,640)
Net cash provided by (used in) operating activities	(440,092)	1,481,721

Cash flows from financing activities:
Change in receivable from participants	200,123	(47,522)
Change in restricted cash	(473,061)	(148,091)
Distributions to participants	(16,287,544)	(18,061,022)
Net cash used in financing activities	(16,560,482)	(18,256,635)
Net decrease in cash and cash equivalents	(17,000,574)	(16,774,914)

Cash and cash equivalents,
beginning of period	23,161,493	22,346,462
Cash and cash equivalents, end of period	$ 6,160,919	$ 5,571,548
Cash paid for:
Interest	$ 2,993,070	$ 2,993,070

                                                                 See notes to condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements (unaudited)

Note A Interim Period Reporting

In the opinion of management, the accompanying unaudited condensed consolidated financial statements of Empire State Building Associates L.L.C. (the "Registrant") reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of Registrant as of September 30, 2008, its results of operations for the three months and nine months ended September 30, 2008 and 2007 and its cash flows for the nine months ended September 30, 2008 and 2007. The condensed consolidated financial statements include the accounts of the Registrant and its wholly-owned limited liability company, Empire State Land Associates L.L.C. All intercompany accounts and transactions have been eliminated in consolidation. Information included in the condensed balance sheet as of December 31, 2007 has been derived from the audited balance sheet included in Registrant's Form 10-K for the year ended December 31, 2007 (the "10-K") previously filed with the Securities and Exchange Commission (the "SEC"). Pursuant to rules and regulations of the SEC, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from these consolidated financial statements unless significant changes have taken place since the end of the most recent fiscal year. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto and the other information contained in the 10-K. The consolidated results of operations for the nine months ended September 30, 2008 are not necessarily indicative of the results to be expected for the full year.

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

Restricted cash at September 30, 2008 represents funds in an interest-bearing account held at Capital One Bank pursuant to the terms of the Mortgage, to be used monthly to satisfy a portion ($166,167) of Registrant's mortgage interest obligation. On March 27, 2008, Registrant deposited an additional $2,000,000 into this restricted account under the same conditions and will continue to do so annually hereafter.

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

Additional Rent and other accumulated interest and dividend income are distributed annually after deduction for any additional payment described in Note E below, set-asside of $2,000,000 to satisfy a portion of Registrant's mortgage interest obligation and additions to reserves management judges to be suitable under the circumstances. For 2007, Sublessee reported net operating profit of $35,051,498; therefore, Additional Rent of $17,025,749 was earned for the year ended December 31, 2007. Registrant incurred $853,439 as an additional payment to Supervisor (Note E). Since it is not practicable to estimate Additional Rent for the lease year ending on the ensuing December 31st which would be allocable to the first nine months of the lease year until Sublessee, pursuant to the Sublease, renders to Registrant a report on the operation of the Property, Registrant recognizes Additional Rent when earned from the Sublessee at the close of the lease year ending December 31st. The cost of improvements to be incurred by the Sublessee will reduce Additional Rent but should have no effect on the payment of Basic Rent to Registrant.

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

Pursuant to the fee arrangements described herein, Registrant incurred supervisor service fees of $119,563 attributable to the Basic Payment for supervisory services for each of the nine-month periods ended September 30, 2008 and September 30, 2007. No remuneration was paid during the nine-month period ended September 30, 2008 and 2007 by Registrant to any of the Members as such.

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

Note F Fees and miscellaneous

During the nine months ended September 30, 2008, a charge of $1,520 is included in fees and miscellaneous expenses for payments made by Registrant to Wien & Malkin for services in connection with tender offers for Participations commenced by unrelated parties during 2006 and 2007.

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

Registrant does not pay dividends. During the nine-month period ended September 30, 2008, Registrant made regular monthly distributions of $98.21 for each $10,000 Participation ($1,178.52 per annum for each $10,000 Participation). There are no restrictions on Registrant's present or future ability to make distributions; however, the amount of such distributions, particularly distributions of Additional Rent, depends solely on the ability of Sublessee to make payments of Basic Rent and Additional Rent to Registrant in accordance with the terms of the Sublease. Registrant expects to make distributions in the future to the extent it receives the payments provided for under the Sublease.

On March 6, 2008, Registrant made an additional distribution of $4,052 for each $10,000 Participation. Such distribution represented the balance of Additional Rent paid by Sublessee in accordance with the terms of the Sublease after deducting the Additional Payment to Supervisor, the $2,000,000 set-aside to satisfy a portion of Registrant's mortgage interest obligation, a reserve for contingencies and annual New York State Limited Liability Company filing fees. See Notes D and E to the condensed financial statements herein; and see below in "Liquidity, Capital Resources and Distributions" regarding Registrant's anticipated inability to pay additional distributions during next several years.

Registrant's results of operations are affected primarily by the amount of rent payable to it under the Sublease. The amount of Additional Rent payable to Registrant is affected by the New York City economy and real estate rental and tourist attraction markets, which are difficult for management to forecast, and by the amount of unfinanced improvements undertaken at the Property. The following summarizes, with respect to the current period and the corresponding period of the previous year, the material factors regarding Registrant's results of operations for such periods:

Total revenues decreased for the three and nine-month periods ended September 30, 2008 as compared with the corresponding periods of the prior year. The decrease was the result of a decrease in dividend and interest income during the current period as compared with the corresponding periods of the prior year. Dividend income decreased primarily as a result of the decreased temporary investment of proceeds from the reduced Additional Rent paid by the Sublessee for the year ended December 31, 2007 as compared with the prior year, prior to the distribution made on March 6, 2008.

Total expenses increased for the three and nine-month periods ended September 30, 2008 as compared with the corresponding periods of the prior year. The increase was the result of an increase in fees and miscellaneous expenses in connection with investor and other matters during the three and nine-month periods ended September 30, 2008 as compared with the corresponding periods of the prior year.

Liquidity, Capital Resources and Distributions

Registrant's liquidity has increased as of September 30, 2008, as compared with September 30, 2007 due to Registrant's increased cash balance maintained for contingencies. Recent adverse developments in credit and investment markets have impaired liquidity in the market general and may negatively impact Registrant and/or space tenants at the Building. Any such impact should be ameliorated by the fact that (a) each of Registrant and its Sublessee has very low debt in relation to asset value, (b) the maturity of Registrant's existing and planned debt will not occur within the next 36 months, and (c) the Building's rental revenue is derived from a substantial number of tenants in diverse businesses with lease termination dates spread over numerous years.

No amortization payments are due under the Mortgage to reduce the outstanding principal balance prior to maturity. Furthermore, Registrant does not maintain any reserve to cover the principal payment of such Mortgage indebtedness at maturity. Therefore, repayment of the Mortgage will depend on Registrant's ability to arrange a refinancing. Assuming that the Real Estate continues to generate an annual net profit in future years comparable to that in past years, and assuming further that historic real estate trends continue in the geographic area in which the Real Estate is located, Registrant anticipates that the value of the Real Estate will be in excess of the amount of the Mortgage balance at maturity.

Registrant anticipates that funds for working capital for the Real Estate will be provided from rental payments received by Sublessee, which entity is required under the Sublease to make payments of Basic Rent and, subject to cash flow, Additional Rent. Sublessee would also be required to make additional capital investment, if necessary to maintain the Property and/or pay the Rent as required under the Sublease. Registrant has no requirement to maintain substantial reserves to defray any operating expenses of the Real Estate.

Registrant has the following contractual obligations:
Payments due by period

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt Obligations	$60,500,000	$0	$0	$60,500,000	$0
Interest Obligations	14,277,160	3,987,118	7,974,236	2,315,806	0
Capital Lease Obligations	0	0	0	0	0
Purchase Obligations	0	0	0	0	0
Other Long-Term Liabilities Reflected on the Registrant's Balance Sheet	0	0	0	0	0

Total	$74,777,160	$3,987,118	$7,974,236	$62,815,806	$0

Sublessee is to maintain the Building as a high-class office building as required by the terms of the Sublease.

Based on Sublessee's review of the need for upgrades and improvements to the Property, Sublessee has incurred improvement costs of approximately $15,623,252 for the nine months ended September 30, 2008. Sublessee estimates that the total cost of all projects will be approximately $625,000,000 over 10 years, including sprinklering of the building of approximately $30,000,000 required by Local Law #26.

A June 9, 2008 solicitation was approved by Participants granting consent to a financing program permitting Registrant to fund improvements and tenanting costs at the Building over 10 years of approximately $625,000,000 and to acquire additional property on terms deemed favorable by the Agents.

The Sublessee has not achieved its own required internal approvals for such financing beyond approximately $73,000,000 and now anticipates that its operating cash flow will thus continue to be dedicated largely to the ongoing improvement costs, greatly reducing or eliminating both (a) Sublessee's payment of Additional Rent and (b) Registrant's ability to make extra distributions to Participants.

As a result, Registrant has advised Participants that, in 2009 and 2010 and possibly in subsequent years, it expects to make no distributions other than regular monthly distributions at the rate of $1,178.52 per annum for each $10,000 Participation. As noted above in "Forward Looking Statements," the foregoing is based on estimates, and actual results may be materially different.

Inflation

Registrant believes that there has been no material change in the impact of inflation on its operations since the filing of the 10-K for the year ended December 31, 2007.

Security Ownership

As of September 30, 2008, the Members of Registrant owned of record and beneficially an aggregate of $23,334 of Participations in Registrant, representing less than .071% of the currently outstanding Participations therein totaling $33,000,000.

As of September 30, 2008, certain of the Members of Registrant held additional Participations as follows:

Entities for the benefit of members of Peter L. Malkin's family owned of record and beneficially $970,277 of Participations. Peter L. Malkin disclaims any beneficial ownership of such Participations, except that related trusts are required to complete scheduled payments to Peter L. Malkin.

Peter L. Malkin owned of record as trustee or co-trustee, but not beneficially, $516,667 of Participations. Peter L. Malkin disclaims any beneficial ownership of such Participations.

Anthony E. Malkin owned of record as trustee or co-trustee, but not beneficially, $35,833 of Participations. Anthony E. Malkin disclaims any beneficial ownership of such Participations.

Thomas N. Keltner, Jr. owned of record as trustee $17,709 of Participations for the benefit of himself and/or members of his family.

Members of Thomas N. Keltner, Jr.'s family owned of record and beneficially $6,667 of Participations.

Item 4T. Controls and Procedures.

    Evaluation of disclosure controls and procedures. The person who functions in the capacity of Registrant's chief executive officer and Registrant's chief financial officer, after evaluating the effectiveness of Registrant's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of September 30, 2008, the end of the period covered by this report, has concluded that as of that date that Registrant's disclosure controls and procedures were effective and designed to ensure that material information relating to Registrant would be made known to him by others within those entities on a timely basis.

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

Date: January 16, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the undersigned as Attorney-in-Fact for each of the Members in Registrant, pursuant to the Power, on behalf of Registrant on the date indicated.

By: /s/ Mark Labell

Mark Labell, Attorney-in-Fact*

Date: January 16, 2009

___________________________________________________________________________

*Mr. Labell supervises accounting functions for Registrant.

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

Date: January 16, 2009

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

Date: January 16, 2009

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

    the Quarterly Report on Form 10-Q of Registrant for the period ended September 30, 2008 (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934(15 U.S.C. 78m or 78o(d)); and

    the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Registrant.

Dated: January 16, 2009

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

    the Quarterly Report on Form 10-Q of Registrant for the period ended September 30, 2008 (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934(15 U.S.C. 78m or 78o(d)); and

    the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Registrant.

Dated: January 16, 2009

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