Form 10-K
period 2008-12-31
EMPIRE STATE BUILDING ASSOCIATES L.L.C.
filed 2009-06-17
CIK 32776

FORM 10-K

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

Smaller Reporting Company [X]

PART I

Item 1.

Business.

(a)

General

Registrant was originally organized on July 11, 1961 as a general partnership. On October 1, 2001, Registrant converted from a general partnership to a limited liability company under New York law and is now known as Empire State Building Associates L.L.C. The conversion did not change any aspect of the assets and operations of Registrant other than to protect its investors from any future liability to a third party.  Through April 16, 2002, Registrant owned the tenant's interest in a master operating leasehold (the "Master Lease") of the Empire State Building (the "Building"), located at 350 Fifth Avenue, New York, New York. On April 17, 2002, Registrant acquired, through a wholly-owned limited liability company (Empire State Land Associates L.L.C.), the fee title to the Building, and the land thereunder (the “Land”) (together, the “Real Estate”or “Property”), at a price of $57,500,000, and obtained a $60,500,000 first mortgage with Capital One Bank (the “First Mortgage”) to finance the acquisition and certain related costs.

Registrant does not operate the Building. It subleases the Building to Empire State Building Company L.L.C. (the "Sublessee") pursuant to a net operating sublease (the "Sublease") which expires on January 4, 2013 and contains three 21-year renewal options.

Registrant's members (“Members”) are Peter L. Malkin, Anthony E. Malkin and Thomas N. Keltner, Jr. (collectively, the "Agents"), each of whom also acts as an agent for holders of participations in his respective member interest in Registrant (the "Participants").

Sublessee is a New York limited liability company in which Peter L. Malkin is a member and entities for Peter L. Malkin’s family members are beneficial owners.  All of the members in Registrant hold senior positions at Wien & Malkin LLC (“Wien & Malkin” or the "Supervisor"), 60 East 42nd Street, New York, New York, which provides supervisory and other services to Registrant and to Sublessee. See Items 10, 11, 12 and 13 hereof for a description of the ongoing services rendered by, and compensation paid to, Supervisor and for a discussion of certain relationships which may pose potential conflicts of interest among Registrant, Sublessee and certain of their respective affiliates.

As of December 31, 2008, the Building was 77% occupied by approximately 375 tenants who engage in various businesses, including the Boy Scouts, the YMCA, the practice of law and accounting, ladies' and men's apparel, and ladies' and men's shoes.  Registrant does not maintain a full-time staff.  See Item 2 hereof for additional information concerning the Real Estate.

(b)

The Lease and Sublease

The annual rent payable by Registrant to its subsidiary under the Master Lease is $1,970,000 from January 5, 1992 through January 5, 2013 and $1,723,750 annually during the term of each renewal period thereafter.

Sublessee is required to pay annual basic rent ("Basic Rent") equal to $6,018,750 from January 1, 1992 through January 4, 2013, and $5,895,625 from January 5, 2013 through the expiration of all renewal terms. See Item 2. Sublessee is also required to pay Registrant additional rent of 50% of Sublessee’s net operating profit, as defined in the Sublease, in excess of $1,000,000 for each lease year ending December 31 ("Additional Rent").

In accordance with the 2 nd lease modification dated February 25, 2009, the minimum basic rent described above has been increased to cover debt service as of February 25, 2009 on a $31,500,000 second mortgage (the “Second Mortgage”) that closed on February 25, 2009.  The basic rent will be increased to cover debt service on any additional borrowings for improvements and tenanting costs and on any refinancing of such debt so long as the aggregate amount refinanced does not exceed the then existing amount of debt plus refinancing costs.

Additional Rent income is recognized when earned from the Sublessee, at the close of the year ending December 31; such income is not determinable until the Sublessee, pursuant to the Sublease, provides the Registrant with an audit report from a certified public accountant on the Sublessee's operation of the Real Estate.  The Sublease requires that this report be delivered to Registrant annually within 60 days after the end of each such fiscal year.  Accordingly, all Additional Rent income and the additional payment to Supervisor are reflected in the fourth quarter of each year.  The Sublease does not provide for the Sublessee to render interim reports to Registrant.  See Note 3 of Notes to the Consolidated Financial Statements filed under Item 8 hereof (the "Notes") regarding Additional Rent payments by Sublessee for the fiscal years ended December 31, 2008 and 2007. There was Additional Rent of $3,509,384 for the year ended December 31, 2008.

Real estate taxes paid directly by the Sublessee totaled approximately $22,677,230 and $22,151,850 for the years ended December 31, 2008 and 2007, respectively.

(c)

Competition

Pursuant to tenant space leases at the Building, the average annual base rental payable to Sublessee is approximately $30 per square foot (exclusive of electricity charges and escalation). The asking rents for new leases at the building range from $50 to $60 per square foot.

(d)

Tenant Leases

Sublessee operates the Building free from any federal, state or local government restrictions involving rent control or other similar rent regulations which may be imposed upon residential real estate in Manhattan.  Any increase or decrease in the amount of rent payable by a tenant is governed by the provisions of the tenant's lease.

Item 2.

Property.

On April 17, 2002, Registrant acquired, through a wholly owned limited liability company (Empire State Land Associates L.L.C.), the fee title to the Building, and the land thereunder, at a price of $57,500,000, and obtained a $60,500,000 first mortgage with Capital One Bank (formerly “North Fork Bank”) to finance the acquisition and certain related costs. The Building, erected in 1931 and containing 102 stories, a concourse and a lower lobby, occupies the entire blockfront from 33rd Street to 34th Street on Fifth Avenue.  The Building has 72 passenger elevators and 4 freight elevators and is equipped with air conditioning and individual air handling units.  The Building is subleased to Sublessee under the Sublease which expires on January 4, 2013 and contains three 21-year renewal options.  See Item 1 hereof for a description of the terms of the Lease and Sublease.

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

The First Mortgage is scheduled to mature on May 1, 2012 and requires monthly payments of interest only at 6.5% per annum. The First Mortgage may be prepaid at any time after 24 months with the payment of a premium equal to the greater of (a) 1% of the amount prepaid and (b) an amount calculated pursuant to a prepayment formula designed to preserve the bank’s yield to maturity. The First Mortgage is secured by a lien on the Real Estate and Registrant’s leasehold estate under the Master Lease of the Real Estate.

To finance improvements at the Property and costs of the financing, on February 25, 2009 Associates borrowed $31,500,000 from Signature Bank.  The Second Mortgage requires monthly payments of interest only at 6.5% per annum and is scheduled to mature on May 1, 2012.  The Second Mortgage may be prepaid at any time without penalty and is secured by a lien on the Real Estate and Registrant’s leasehold estate under the Master Lease of the Real Estate.

Restricted cash at December 31, 2008 includes an interest-bearing account held at Capital One Bank pursuant to the terms of the First Mortgage, to be used monthly to satisfy a portion ($166,167) of Registrant’s mortgage interest obligation. On March 25, 2009, Registrant deposited an additional $2,000,000 into this restricted account under the same conditions and will continue to do so annually hereafter.

The Building is being depreciated on a straight-line basis over its estimated useful life of 39 years. First Mortgage financing costs, totaling $1,796,287, are being amortized ratably over the life of the Mortgage.

Item 3.

Legal Proceedings.

The Property of Registrant was the subject of the following material litigation:

Wien & Malkin LLC and Peter L. Malkin, a member in Registrant, were engaged in a proceeding with Sublessee’s former managing agent, Helmsley-Spear, Inc., commenced in 1997, concerning the management, leasing and supervision of the property that is subject to the Sublease to Sublessee.  In this connection, certain costs for legal and professional fees and other expenses were paid by Wien & Malkin and Mr. Malkin.  Wien & Malkin and Mr. Malkin have represented that such costs will be recovered only to the extent that (a) a competent tribunal authorizes payment or (b) an investor voluntarily agrees that his or her proportionate share be paid.  Accordingly, Registrant’s allocable share of such costs is as yet undetermined, and Registrant has not provided for the expense and related liability with respect to such costs in its consolidated financial statements. As a result of the August 29, 2006 settlement agreement which included termination of this proceeding, Registrant will not recognize any gains or losses from this proceeding other than the possible charges for the aforementioned fees and expenses.

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

Registrant has not issued any common stock.  The securities registered by it under the Securities Exchange Act of 1934, as amended, consist of participations in the Members’ interests in Registrant (the "Participations") and are not shares of common stock nor their equivalent.  The Participations represent each Participant's fractional share in a Member's undivided interest in Registrant and are divided approximately equally among the Members.  A full unit of the Participations was offered originally at a purchase price of $10,000; fractional units were also offered at proportionate purchase prices.  Registrant has not repurchased Participations in the past and is not likely to change that policy in the future.

(a)

The Participations are neither traded on an established securities market nor are readily tradable on a secondary market or the substantial equivalent thereof.  Based on Registrant's transfer records, Participations are sold by the holders thereof from time to time in privately negotiated transactions and, in many instances, Registrant is not aware of the prices at which such transactions occur.  During the past year there were 181 transfers. In one instance, the indicated purchase price was equal to two times the face amount of the Participation transferred,  i.e., $20,000 for a $10,000 Participation. In two instances, the indicated purchase price was equal to 3.67 times the face amount of the Participation transferred. In thirty instances, the indicated purchase price was equal to five times the face amount of the Participation transferred. In one instance, the indicated purchase price was equal to 5.5 times the face amount of the Participation transferred. In all other cases, no consideration was indicated.

(b)

As of December 31, 2008, there were 2,770 holders of Participations of record.

(c)

Registrant does not pay dividends.  During the year ended December 31, 2008, Registrant made regular monthly distributions of $98.21 for each $10,000 Participation.  There was Additional Rent of $3,509,384 for the year ended December 31, 2008.  See Item 1 hereof.  There are no restrictions on Registrant's present or future ability to make distributions; however, the amount of such distributions, particularly distributions of Additional Rent, depends solely on Sublessee's ability to make payments of Basic Rent and Additional Rent to Registrant.  See Item 1 hereof.  Registrant expects to make monthly distributions in the future so long as it receives the payments provided under the Sublease.  See Item 7 hereof.

Item 6.

EMPIRE STATE BUILDING ASSOCIATES L.L.C.

(A Limited Liability Company)

SELECTED FINANCIAL DATA

(Unaudited)

The following table presents selected financial data of the Registrant for each of the five years in the period ended December 31, 2008.  This information is unaudited and has been derived from the audited consolidated financial statements included in this Annual Report on Form 10-K or from audited consolidated financial statements included in Annual Reports on Form 10-K previously filed by the Registrant.  This data should be read together with the consolidated financial statements and the notes thereto included in this Annual Report on Form 10-K.

		Year ended December 31
	2008	2007	2006	2005	2004

Basic rent income	$6,018,750	$6,018,750	$6,018,750	$6,018,750	$6,018,750
Additional rent income	3,509,384	17,025,749	18,791,329	16,324,979	9,469,543
Dividend and interest income	216,802	418,234	339,334	158,209	61,322
Miscellaneous	-	-	978	-	-
Total revenues	$9,744,936	$23,462,733	$25,150,391	$22,501,938	$15,549,615

Net income	$4,196,903	$17,068,579	$18,813,909	$16,308,881	$ 9,761,227
Earnings per $10,000 participation unit, based on 3,300 participation units outstanding during the year	$1,272	$5,172	$5,701	$4,942	$2,958

Total assets	$64,995,577	$79,886,241	$81,491,531	$80,063,503	$73,446,834
Long-term obligations	$60,500,000	$60,500,000	$60,500,000	$60,500,000	$60,500,000
Distributions per $10,000 participation unit, based on 3,300 participation units outstanding during the year:
Income	$1,272	$5,172	$5,298	$3,318	$2,524
Return of capital	3,958	596	-0-	-0-	-0-
Total distributions	$5,230	$5,768	$5,298	$3,318	$2,524

EMPIRE STATE BUILDING ASSOCIATES L.L.C.

(A Limited Liability Company)

QUARTERLY RESULTS OF OPERATIONS

(Unaudited)

Item 6a.

The following table presents the Registrant’s unaudited operating results for each of the eight fiscal quarters in the period ended December 31, 2008.  The information for each of these quarters is unaudited and has been prepared on the same basis as the audited consolidated financial statements included in this Annual Report on Form 10-K.  In the opinion of management, all necessary adjustments, which consist only of normal and recurring accruals, have been included to present fairly the unaudited quarterly results.  This data should be read together with the consolidated financial statements and the notes thereto of the Registrant included in this Annual Report on Form 10-K.

	Three Months Ended

	March 31,	June 30,	September 30,	December 31,
Consolidated Income Data:	2008	2008	2008	2008

Basic rent income	$1,504,687	$1,504,688	$1,504,688	$1,504,687
Additional rent income	-	-	-	3,509,384
Dividend and interest income	135,515	34,789	30,981	15,517
Total revenues	1,640,202	1,539,477	1,535,669	5,029,588

Interest on mortgage	994,049	994,049	1,004,972	1,004,972
Supervisory services	39,854	39,854	39,854	39,855
Depreciation of building	249,566	249,565	249,564	249,567
Amortization of mortgage financing costs	44,907	44,907	44,907	44,908
Professional fees and miscellaneous	64,322	41,259	98,612	8,490
Total expenses	1,392,698	1,369,634	1,437,909	1,347,792
Net income	$247,504	$169,843	$97,760	$3,681,796

Earnings per $10,000 participation unit, based on 3,300 participation units outstanding during each period	$75	$51	$30	$1,116

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

Item 7.

Management's Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statements

Readers of this discussion are advised that the discussion should be read in conjunction with the consolidated financial statements of Registrant (including related notes thereto) appearing elsewhere in this Form 10-K. Certain statements in this discussion may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements reflect Registrant’s current expectations regarding future results of operations, economic performance, financial condition and achievements of Registrant, and do not relate strictly to historical or current facts. Registrant has tried, wherever possible, to identify these forward-looking statements by using words such as “believe”, “expect”, “anticipate”, “intend”, “plan”, “estimate” or words of similar meaning.

Although Registrant believes that the expectations reflected in such forward-looking statements are based on reasonable assumptions, such statements are subject to risks and uncertainties, which may cause the actual results to differ materially from those projected. Such factors include, but are not limited to, the following: general economic and business conditions, which will, among other things, affect demand for rental space, the availability of prospective tenants, lease rents and the availability of financing; adverse changes in Registrant’s real estate market, including, among other things, competition with other real estate owners, risks of real estate development and acquisitions; governmental actions and initiatives; and environmental/safety requirements.

SIGNIFICANT ACCOUNTING POLICIES AND ESTIMATES

The Securities and Exchange Commission (“SEC”) issued disclosure guidance for “Critical Accounting Policies.” The SEC defines Critical Accounting guidance for Critical Accounting Policies as those that require the application of management’s most difficult, subjective, or complex judgments, often because of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods.

Registrant’s discussion and analysis of its financial condition and results of operations are based upon Registrant’s consolidated financial statements, the preparation of which takes into account estimates based on judgments and assumptions that affect certain amounts and disclosures. Accordingly, actual results could differ from these estimates. The accounting policies and estimates used and outlined in Note 2 to Registrant’s consolidated financial statements, which are presented elsewhere in this annual report, have been applied consistently as at December 31, 2008 and 2007, and for the years ended December 31, 2008 and 2007. Registrant believes that the following accounting policies or estimates require the application of management’s most difficult, subjective, or complex judgments:

Valuation of Long-Lived Assets: Registrant assesses the carrying amount of long-lived assets whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. When Registrant determines that the carrying amount of long-lived assets may be impaired, the measurement of any impairment is based on a discounted cash flow method.

Revenue Recognition: Basic Rent and Additional Rent, which is based on the Sublessee’s annual net income as defined in the Sublease, are recognized when earned. Before Registrant can recognize revenue, it is required to assess, among other things, its collectibility. If Registrant  incorrectly determines  the collectability of revenue, its net income and assets could be overstated.

Financial Condition and Results of Operations

At the time of its organization, Registrant acquired the Master Lease of the Property subject to the Sublease.  Basic Rent received by Registrant was used to pay annual rent due under the Master Lease and the Basic Payment for supervisory services to Supervisor; the balance of such Basic Rent was distributed to the Participants.  Currently, Basic Rent received by Registrant is used to pay the Basic Payment for supervisory services and a portion of debt service on the First Mortgage; and the balance of such Basic Rent is distributed to the Participants.  Additional Rent and any interest and dividends accumulated thereon are distributed to the Participants after the additional payment to Supervisor.  Pursuant to the Sublease, Sublessee has assumed responsibility for the condition, operation, repair, maintenance and management of the Property.  Registrant is not required to maintain liquid assets to defray any operating expenses of the Property.

The supervisory services provided to Registrant by Supervisor include, but are not limited to, maintaining all of its entity and Participant records, performing physical inspections of the Building, providing or coordinating certain counsel services to Registrant, reviewing insurance coverage, conducting annual supervisory review meetings, receipt of monthly rent from Sublessee, payment of monthly and additional distributions to the Participants, payment of all other disbursements, confirmation of the payment of real estate taxes, and active review of financial statements submitted to Registrant by Sublessee and financial statements audited by and tax information prepared by Registrant’s independent registered public accounting firm, and distribution of related materials to the Participants. Supervisor also prepares quarterly, annual and other periodic filings with the SEC and applicable state authorities.

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

As compared with the prior year, a decrease in Additional Rent earned in any year reduces the distributions made to the Participants in the following year and the additional payment to Supervisor. Reductions may also affect Registrant’s ability to set-aside $2,000,000 annually towards payment of interest on the First Mortgage. Reductions in the amount of Additional Rent paid to Registrant in the future will not have any other impact on Registrant.  See paragraph 1 of Item 7 hereof and Notes 2 and 3 of the Notes to the consolidated financial statements.

The following summarizes the material factors affecting Registrant's results of operations for the three preceding years:

(a)

Total revenues decreased for the year ended December 31, 2008 as compared with the year ended December 31, 2007.  Such decrease was the result of a decrease in Additional Rent received by Registrant in 2008 and a decrease in dividend and interest income earned as compared with the year ended December 31, 2007. The decrease in Additional Rent this year is due to a decrease in Sublessee’s operating profit subject to Additional Rent. Total revenues decreased for the year ended December 31, 2007 as compared with the year ended December 31, 2006.  Such decrease was the net result of a decrease in Additional Rent received by Registrant in 2007 and an increase in dividend and interest income earned as compared with the year ended December 31, 2006.  See Note 3 of the Notes to the Consolidated Financial Statements.

(b)

Total expenses decreased for the year ended December 31, 2008 as compared with the year ended December 31, 2007.  Such decrease is the net result of an increase in mortgage interest, a decrease in the additional payment to Supervisor and a decrease in fees and miscellaneous expenses as compared with the year ended December 31, 2007. Total expenses increased for the year ended December 31, 2007 as compared with the year ended December 31, 2006.  Such increase is the net result of a decrease in the additional payment to Supervisor and an increase in fees and miscellaneous expenses for services related to a tender offer as compared with the year ended December 31, 2006.

Liquidity and Capital Resources

Registrant's liquidity has decreased for the year ended December 31, 2008 as compared with the year ended December 31, 2007 as a result of a decreased amount of additional rent being received by Registrant in the year ended December 31, 2008. Recent adverse developments in credit and investment markets have impaired liquidity in the market in general and may negatively impact Registrant and/or space tenants at the Building.  Any such impact should be ameliorated by the fact that (a) each of Registrant and its Sublessee has very low debt in relation to asset value, (b) the maturity of Registrant’s existing and planned debt will not occur within the next 36 months, and (c) the Building’s rental revenue is derived from a substantial number of tenants in diverse businesses with lease termination dates spread over numerous years.

No amortization payments are due under the mortgages to reduce the outstanding principal balance prior to maturity. Furthermore, Registrant does not maintain any reserve to cover the principal payment of mortgage indebtedness at maturity.  Therefore, repayment of the mortgages will depend on Registrant's ability to arrange a refinancing.  Assuming that the Property continues to generate an annual net profit in future years comparable to that in past years, and assuming further that real estate capital and operating markets return to more stable patterns consistent with long-term historic trends in the geographic area in which the Property is located, Registrant anticipates that the value of the Property will be in excess of the amount of the mortgage balances at maturity.

           Registrant anticipates that funds for working capital for the Real Estate will be provided from rental payments received by Sublessee, which entity is required to make payments of Basic Rent and, subject to cash flow, Additional Rent. Sublessee would also be required to make additional capital investment, if necessary to maintain the Property and/or pay the rent as required under the Sublease. Registrant has no requirement to maintain substantial reserves to defray any operating expenses of the Real Estate.

Registrant has the following contractual obligations:

Payments due by period

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt Obligations	$60,500,000	$0	$0	$60,500,000	$0
Interest Obligations	13,283,111	3,987,118	7,974,236	1,321,757	0

Capital Lease Obligations	0	0	0	0	0
Purchase Obligations	0	0	0	0	0
Other Long-Term Liabilities Reflected on the Registrant's Balance Sheet	0	0	0	0	0
Total	$73,783,111	$3,987,118	$7,974,236	$61,821,757	$0

A June 9, 2008 solicitation was mailed to Participants seeking consent to a financing program permitting Registrant to fund improvements and tenanting costs at the Building over 10 years of approximately $600 million and to acquire additional property on terms deemed favorable by the Agents. In connection with the foregoing, as indicated in Item 2, Registrant closed on a $31,500,000 Second Mortgage with Signature Bank on February 25, 2009.

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

Based on Sublessee’s review of the need for upgrades and improvements to the Property, Sublessee has incurred improvement costs of approximately $27,500,000 for the year ended December 31, 2008.  Sublessee estimates that the total cost of all projects will be approximately $625,000,000 over 10 years, including sprinklering of the building of approximately $30,000,000 required by Local Law #26.

The Sublessee has not achieved its own required internal approvals for such financing beyond approximately $73,000,000 and now anticipates that its operating cash flow will thus continue to be dedicated largely to the ongoing improvement costs, greatly reducing or eliminating both (a) Sublessee’s payment of Additional Rent and (b) Registrant’s ability to make extra distributions to Participants.

As a result, Registrant has advised Participants that in 2009 and possibly in subsequent years, it expects to make no distributions other than regular monthly distributions at the rate of $1,178.52 per annum for each $10,000 Participation.  As noted above in “Forward Looking Statements,” the foregoing is based on estimates, and actual results may be materially different.

Item 8.

Financial Statements and Supplementary Data.

The consolidated financial statements of the Registrant as of December 31, 2008 and 2007 and for each of the two years in the period ended December 31, 2008 and the financial statements of the Sublessee as of and for the year ended December 31, 2008 are included in this annual report immediately following Exhibit 32.2 or will be included by amendment.

Item 9.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9a.

Controls and Procedures.

(a)

Evaluation of disclosure controls and procedures. The Supervisor after evaluating the effectiveness of Registrant’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of December 31, 2008, the end of the period covered by this report, has concluded that as of that date that Registrant’s disclosure controls and procedures were effective and designed to ensure that material information relating to Registrant would be made known to him by others within those entities on a timely basis.

(b)

Changes in internal controls over financial reporting. There were no changes in Registrant’s internal controls over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to affect, the Registrant’s internal controls over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting

Management of Registrant is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934).

Registrant’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purpose in accordance with U.S. generally accepted accounting principles. Registrant’s internal control over financial reporting includes those policies and procedures that (1) pertain to maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of Registrant’s assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that Registrant’s receipts and expenditures are being made only in accordance with authorizations of management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of Registrant’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision of and with the participation of the Supervisor, Registrant’s management conducted an assessment of the effectiveness of Registrant’s internal control over financial reporting based on the framework and criteria established in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this assessment Registrant’s management has concluded that, as of December 31, 2008, Registrant’s internal control over financial reporting was effective.

This annual report does not include an attestation report of Registrant’s current registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by Registrant’s current registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit Registrant to provide only management’s report in this annual report.

PART III

Item 10.

Directors and Executive Officers of Registrant.

Registrant has no directors or officers or any other centralization of management.  There is no specific term of office for any Agent.  The table below sets forth as to each Member as of December 31, 2008 the following: name, age, nature of any family relationship with any other Agent, business experience during the past five years and principal occupation and employment during such period, including the name and principal business of any corporation or any organization in which such occupation and employment was carried on and the date such individual became an Agent:

Name	Age	Nature of Family Relationship	Business Experience	Principal Occupation and Employment	Date Individual became an agent
Peter L. Malkin	75	Father of Anthony E. Malkin	Real Estate Supervision	Chairman, Wien & Malkin LLC	1961
Anthony E. Malkin	46	Son of Peter L. Malkin	Real Estate Supervision and Management	President, Wien & Malkin LLC and W&M Properties, L.L.C.	2001
Thomas N. Keltner, Jr.	62	None	Real Estate Supervision	General Counsel, Wien & Malkin LLC	1998

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

Peter L. Malkin is a member in 250 West 57th St. Associates L.L.C. and 60 East 42nd St. Associates L.L.C.

Anthony E. Malkin is a member in 250 West 57 th St. Associates L.L.C. and 60 East 42nd St. Associates L.L.C.

Thomas N. Keltner, Jr. is a member in 60 East 42 nd St. Associates L.L.C.

Item 11.

Executive Compensation.

As stated in Item 10 hereof, Registrant has no directors or officers or any other centralization of management.

Registrant’s organizational documents do not provide for a board of directors or officers. As described in the Report, Registrant is a limited liability company which is supervised by Wien & Malkin. No remuneration was paid during the current fiscal year ended December 31, 2008 by Registrant to any of the Agents as such.  Registrant pays Supervisor, for supervisory services and disbursements, $159,417 per annum. Supervisor also receives an additional payment equal to 6% of distributions to the Participants in Registrant. Pursuant to such arrangements described herein, Registrant incurred supervisory fees during 2008 totaling $159,417 as an annual basic fee for supervisory services.  There was no additional payment to Supervisor for 2008. For tax purposes, any additional payment is recognized as a profits interest and the Supervisor is treated as a partner, all without modifying each Participant’s distributive share of reportable income and cash distributions. See Item 7 hereof. As noted in Items 1 and 10 of this report, all of the Agents hold senior positions at Supervisor.

Wien & Malkin also serves as supervisor for Sublessee, for which it receives a basic annual fee of $270,000. For 2008, Wien & Malkin received $991,447 in other service fees from Sublessee. Under separate agreements to which Sublessee is not a party, certain of Sublessee’s participants pay Wien & Malkin and members of Peter L. Malkin’s immediate family a percentage of distributions above an annual threshold. These third party payments (which totaled $98,414 to Wien & Malkin and such Malkin family members in 2008) do not impose any obligation upon Sublessee or affect its assets and liabilities.

Item 12.

Security Ownership of Certain Beneficial Owners and Management.

(a)

Registrant has no voting securities (Item 5).  At December 31, 2008, no person owned of record or was known by Registrant to own beneficially more than 5% of the outstanding Participations.

(b)

At December 31, 2008, the Members (Item 10) beneficially owned, directly or indirectly, the following Participations:

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

Entities for the benefit of members of Peter L. Malkin's family owned of record and beneficially $978,743 of Participations.  Peter L. Malkin disclaims any beneficial ownership of such Participations, except that related family trusts and entities  are required to complete scheduled payments to Peter L. Malkin.

Anthony E. Malkin owned of record as trustee or co-trustee but not beneficially, $35,833 of Participations. Anthony E. Malkin disclaims any beneficial ownership of such Participations.

Thomas N. Keltner, Jr. owned of record as trustee $17,709 of Participations for the benefit of himself and/or members of his family.

Members of Thomas N. Keltner, Jr.’s family owned of record and beneficially $6,667 of Participations.

(c)

Not applicable.

Item 13.

Certain Relationships and Related Transactions.

(a)

As stated in Item 1 hereof, Peter L. Malkin, Anthony E. Malkin and  Thomas N. Keltner, Jr. are the three Members in Registrant and also act as agents for the Participants in their respective member interests.  Peter L. Malkin is also a member in Sublessee.  As a consequence of one of the three Members being a member in Sublessee, and all of the Members holding senior positions at Supervisor (which supervises Registrant and Sublessee), certain actual and potential conflicts of interest may arise with respect to the management and administration of the business of Registrant.  However, under the respective participating agreements pursuant to which the Members act as agents for the Participants, certain transactions require the prior consent from Participants owning a specified interest under the agreement in order for the Agents to act on their behalf.  Such transactions, among others, include modifications and extensions of the Sublease or Mortgage, or a sale or other disposition of the Property or substantially all of Registrant's assets.

Reference is made to Items 1 and 2 hereof for a description of the terms of the Sublease between Registrant and Sublessee.  The respective interests of the Members in Registrant and in Sublessee arise solely from ownership of their respective Participations in Registrant and, in the case of Peter L. Malkin, his family entities’ ownership of member interests in Sublessee.  The Members as such receive no extra or special benefit not shared on a pro rata basis with all other Participants in Registrant or members in Sublessee.  However, all of the Members hold senior positions at Supervisor (which supervises Registrant and Sublessee) and, by reason of their position at Supervisor, may receive income attributable to supervisory or other remuneration paid by Registrant to Supervisor and Sublessee.  See Item 11 hereof for a description of the remuneration arrangements between Registrant and Supervisor relating to supervisory services provided by Supervisor.

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

(c)

Not applicable.

(d)

Not applicable.

Item 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

The fees paid by Wien & Malkin LLC, the Supervisor of Registrant, to Margolin, Winer and Evens LLP for professional services for the years ended December 31, 2008 and December 31, 2007 were as follows:

Fee Category

2008

2007

Audit Fees

$56,500

    $54,000

Audit-Related Fees                                                -                                       2,500

Tax Fees                                                         6,500                                             -

All Other Fees

           -

           -

     Total Fees

$63,000

$56,500

Audit Fees.  Consist of fees billed for professional services rendered for the audit of Registrant’s consolidated financial statements and review of the interim financial statements included in quarterly 10-Q reports.

Audit-Related Fees.  Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of Registrant’s consolidated financial statements and are not reported under “Audit Fees.”  In 2008 and 2007, these services include accounting consultation, review of Sarbanes-Oxley requirements as they pertain to Registrant, and other audit-related services.

Tax Fees.  Consists of fees billed for professional services for tax compliance, tax advice and preparation of tax returns.

POLICY ON AUDIT COMMITTEE PRE-APPROVAL OF AUDIT SERVICES

AND PERMISSIBLE NON-AUDIT SERVICES OF INDEPENDENT AUDITORS

Registrant has no audit committee as such. Registrant’s policy is to pre-approve all audit and permissible non-audit services performed by the independent public accountants.  These services may include audit services, audit related services, tax services and other services.  For audit services, the independent auditor provides an engagement letter in advance of the services  outlining the scope of the audit and related audit fees.  If agreed by Registrant, this engagement letter is formally accepted by Registrant.

For all services, Registrant’s supervisory management staff submits from time to time to the Agents of Registrant for approval services that it recommends the Registrant engage the independent auditor to provide.  In addition, the Agents of Registrant pre-approve specific non-audit services that the independent auditor is authorized to provide.  All fee proposals for those non-audit services must be pre-approved in writing by a senior executive of the Supervisor.  The Agents of Registrant are informed routinely by the independent auditor pursuant to this pre-approved process.

Item 15.

Exhibits and Financial Statement Schedules

(a)(1) Financial Statements

(2) Financial Statement Schedules

The consolidated financial statements and the financial statement schedule of the Registrant and the financial statements of the Sublessee required in this annual report are listed in the respective indexes to those financial statements and financial statement schedule of the Registrant and the Sublessee included immediately following Exhibit 32.2.

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

Date: June 17, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person as Attorney-in-Fact for each of the Members in Registrant, pursuant to the Power, on behalf of Registrant and as a Member in Registrant on the date indicated.

By /s/ Mark Labell

Mark Labell, Attorney-in-Fact*

Date: June 17, 2009

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

3 (b)

Amended Business Certificate of Registrant Filed with the Clerk of New York County on August 7, 1998 reflecting a change in the Partners of Registrant which was filed as Exhibit 3(b) to Registrant’s 10-Q-A for the quarter ended September 30, 1998 and is incorporated by reference as an exhibit hereto.

3 (c)	Registrant’s Consent and Operating Agreement dated as of September 30, 2001
3 (d)	Certificate of Conversion of Registrant to a limited liability company dated October 1, 2001 filed with the New York Secretary of State on October 3, 2001.
4

Registrant's form of Participating Agreement, filed as Exhibit No. 6 to the Registration Statement by letter dated August 8, 1962 and assigned File No. 2-18741, is incorporated by reference as an exhibit hereto.

10 (d)	Second Modification of Lease Agreement,dated February 25, 2009, which is being filed under Item 10(d) of Registrant's Form 10-K for the fiscal year ended December 31, 2008.
24

Powers of Attorney dated October 13, 2003 Between the Partners of Registrant and Mark Labell which was filed as Exhibit 24 to Registrant’s 10-Q for the quarter ended September 30, 2003 and is incorporated herein by reference.

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

•

Page references are based on sequential numbering system.

Exhibit 31.1

CERTIFICATIONS

I, Mark Labell, certify that:

1.

I have reviewed this annual report on Form 10-K of Empire State Building Associates L.L.C.;

2.

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

4.

The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:

(a)

designed such disclosure controls and procedures or caused such disclosure controls and procedures to be designed under our supervision,

to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)

evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(c)

disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

(a)

all significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process,

(b)

summarize and report financial information; and

(c)

any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls over financial reporting.

Date: June 17, 2009

By /s/ Mark Labell

Name: Mark Labell

Title: Senior Vice President, Finance

Wien & Malkin LLC, Supervisor of Empire State Building Associates L.L.C.

Exhibit 31.2

CERTIFICATIONS

I, Mark Labell, certify that:

1.

I have reviewed this annual report on Form 10-K of Empire State Building Associates L.L.C.;

2.

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

4.

The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:

(a)

designed such disclosure controls and procedures or caused such disclosure controls and procedures to be designed under our supervision,

to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)

evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(c)

disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

(a)

all significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

(b)

any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls over financial reporting.

Date: June 17, 2009

By /s/ Mark Labell

Name: Mark Labell

Title: Senior Vice President, Finance

Wien &  Malkin LLC, Supervisor of Empire State  Building Associates L.L.C.

  Exhibit 32.1

Empire State Building Associates L.L.C.

Certification Pursuant to 18 U.S.C., Section 1350 as adopted

Pursuant to Section 906

of Sarbanes – Oxley Act of 2002

The undersigned, Mark Labell, is signing this Chief Executive Officer certification as  Senior Vice President, Finance of Wien & Malkin LLC, the Supervisor * of Empire State Building Associates L.L.C. (“Registrant”) to certify that:

1.

the Annual Report on Form 10-K of Registrant for the period ended December 31, 2008 (the “Report”) fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C.78m or 78o(d)); and

2.

the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Registrant.

Dated: June 17, 2009

By /s/ Mark Labell

Mark Labell

Senior Vice President, Finance

Wien & Malkin LLC, Supervisor

*Registrant’s organizational documents do not provide for a Chief Executive Officer or other officer with equivalent rights and duties.  As described in the Report, Registrant is a limited liability company which is supervised by Wien & Malkin LLC.  Accordingly, this Chief Executive Officer certification is being signed by a senior executive of Registrant’s supervisor.

Exhibit 32.2

Empire State Building Associates L.L.C.

Certification Pursuant to 18 U.S.C., Section 1350 as adopted

Pursuant to Section 906

of Sarbanes – Oxley Act of 2002

The undersigned, Mark Labell, is signing this Chief Financial Officer certification as a senior member of the financial/accounting staff of Wien & Malkin LLC, the Supervisor* of Empire State Building Associates L.L.C. (“Registrant”), to certify that:

1.

the Annual Report on Form 10-K of Registrant for the period ended December 31, 2008 (the “Report”) fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C.78m or 78o(d)); and

2.

the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Registrant.

Dated: June 17, 2009

By /s/ Mark Labell

Mark Labell

Senior Vice President, Finance

Wien & Malkin LLC, Supervisor

*Registrant’s organizational documents do not provide for a Chief Financial Officer or other officer with equivalent rights and duties.  As described in the Report, Registrant is a limited liability company which is supervised by Wien & Malkin LLC.  Accordingly, this Chief Financial Officer certification is being signed by a senior member of the financial/accounting staff of Registrant’s supervisor.

INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

EMPIRE STATE BUILDING ASSOCIATES L.L.C.

(A Limited Liability Company)

Report of Margolin, Winer & Evens LLP -- Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2008 and 2007

Consolidated Statements of Income for the Years Ended December 31, 2008 and 2007

Consolidated Statements of Member’s Equity for the Years Ended December 31, 2008 and 2007

Consolidated Statements of Cash Flows for the Years Ended December 31, 2008 and 2007

Notes to Consolidated Financial Statements

SCHEDULE III - Real Estate and Accumulated Depreciation as of December 31, 2008

All other schedules are omitted as the information is not required, is not material or is otherwise provided.

[LETTERHEAD OF MARGOLIN, WINER & EVENS LLP]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Participants in Empire State Building Associates L.L.C.

(a Limited Liability Company)

New York, New York

We have audited the accompanying consolidated balance sheet of Empire State Building Associates L.L.C. ("Associates") as of December 31, 2008 and 2007 and the related consolidated statements of income, members' equity and cash flows for the years then ended, and the supporting financial statement schedule, Schedule III- Real Estate and Accumulated Depreciation for the years ended December 31, 2008 and 2007, also included in this Form 10-K.  These consolidated financial statements and the schedule are the responsibility of Associates' management.  Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Empire State Building Associates L.L.C. as of December 31, 2008 and 2007 and the  results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America, and the related financial statement schedule for the years ended December 31, 2008 and 2007, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

  /s/  Margolin, Winer & Evens LLP

Garden City, New York

May 6, 2009

EMPIRE STATE BUILDING ASSOCIATES L.L.C.

(A Limited Liability Company)

CONSOLIDATED BALANCE SHEETS

A S S E T S

	December 31,
	2008	2007
Assets:
Real estate:
Building:
Empire State Building, located at 350 Fifth Avenue, New York, N. Y.	$38,933,801	$38,933,801
Less: Accumulated depreciation	6,697,782	5,699,520
	32,236,019	33,234,281
Land Land	21,550,588	21,550,588
TOTAL REAL ESTATE	53,786,607	54,784,869

Cash and cash equivalents	9,649,212	23,161,493

Restricted cash re: mortgage interest – Capital One Bank	879,781	889,535
Additional rent due from Empire State
Building Company L.L.C., a related party	9,384	-
Receivable from participants - NYS estimated tax	79,315	279,438

Mortgage financing costs	1,796,287	1,796,287
Less: accumulated amortization	1,205,009	1,025,381
MORTGAGE FINANCING COSTS, NET	591,278	770,906

TOTAL ASSETS	$64,995,577	$79,886,241

LIABILITIES AND MEMBERS' EQUITY
Liabilities:
First mortgage payable	$60,500,000	$60,500,000
Accrued interest payable	338,632	338,632
Due to Empire State Building Company L.L.C., a related party	-	974,251
Accrued supervisory services, to a related party	-	853,439
TOTAL LIABILITIES	60,838,632	62,666,322
Commitments and contingencies	-	-
Members' equity	4,156,945	17,219,919
TOTAL LIABILITIES AND MEMBERS' EQUITY	$64,995,577	$79,886,241

See accompanying notes to consolidated financial statements.

EMPIRE STATE BUILDING ASSOCIATES L.L.C.

(A Limited Liability Company)

CONSOLIDATED STATEMENTS OF INCOME

	Year ended December 31,
	2008	2007

Revenues:
Rent income, from a related party	$9,528,134	$23,044,499
Dividend and interest income	216,802	418,234
Miscellaneous income	-	-
Total revenues	9,744,936	23,462,733

Expenses:
Interest on mortgage	3,998,042	3,987,118
Supervisory services, to a related party	159,417	1,012,856
Depreciation of building	998,262	998,262
Amortization of mortgage financing costs	179,629	179,629
Fees for special services and miscellaneous, including amounts paid to a related party	212,683	216,289

Total expenses	5,548,033	6,394,154

NET INCOME	$4,196,903	$17,068,579

Earnings per $10,000 participation unit, based on 3,300 participation units outstanding during each year	$1,272	$5,172

See accompanying notes to consolidated financial statements.

EMPIRE STATE BUILDING ASSOCIATES L.L.C.

(A Limited Liability Company)

CONSOLIDATED STATEMENTS OF MEMBERS' EQUITY

	Members’	Share of		Members’
	Equity	Net Income		Equity
	January 1,	For Year	Distributions	December 31,

Year Ended December 31, 2007:
Anthony E. Malkin Group	$6,394,899	$5,689,526	$6,344,452	$5,739,973

Thomas N. Keltner, Jr. Group	6,394,899	5,689,526	6,344,452	5,739,973

Peter L. Malkin Group	6,394,897	5,689,527	6,344,451	5,739,973
TOTALS	$19,184,695	$17,068,579	$19,033,355	$17,219,919

Year Ended December 31, 2008:
Anthony E. Malkin Group	$5,739,973	$1,398,968	$5,753,293	$1,385,648

Thomas N. Keltner, Jr. Group	5,739,973	1,398,968	5,753,292	1,385,649

Peter L. Malkin Group	5,739,973	1,398,967	5,753,292	1,385,648
TOTALS	$17,219,919	$4,196,903	$17,259,877	$4,156,945

See accompanying notes to consolidated financial statements.

EMPIRE STATE BUILDING ASSOCIATES L.L.C.
(A Limited Liability Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,

Cash flows from operating activities:
Net income	$ 4,196,903	$17,068,579
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation of building	998,262	998,262
Amortization of mortgage financing costs	179,629	179,629
Changes in operating assets and liabilities:
Additional rent due to/from Empire State
Building Company L.L.C., a related party	(983,635)	2,265,580
Accounts receivable	-	2,700
Prepaid rent income	-	(501,564)
Accrued supervisory services, to a related party	(853,439)	(113,200)
Net cash provided by operating activities	3,537,720	19,899,986

Cash flows from financing activities:
Change in receivable from participants	200,122	(47,523)
Change in restricted cash	9,754	(4,077)
Distributions to participants	(17,259,877)	(19,033,355)
Net cash used in financing activities	(17,050,001)	(19,084,955)

Net increase (decrease) in cash and cash equivalents	(13,512,281)	815,031

CASH AND CASH EQUIVALENTS
END OF YEAR	$ 9,649,212	$23,161,493

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$ 3,998,042	$ 3,987,118

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

b .

Restricted cash

Restricted cash at December 31, 2008 and 2007 includes a money market account held at Capital One Bank pursuant to the terms of the mortgage, to be used monthly to satisfy a portion of the mortgage interest obligation.

c.

Real Estate and depreciation

The Real Estate is carried in the financial statements at its historical cost of $60,484,389. Under the terms of the contract of sale, the deed contains language to avoid the merger of the fee estate and the leasehold, although on a consolidated financial statement basis, Associates incurred no leasehold rent expense after acquiring the Real Estate. The Building is being depreciated on the straight-line basis over its estimated useful life of 39 years from April 17, 2002.

d.

Mortgage Financing Costs and Amortization

Mortgage financing costs, totaling $1,796,287, are being amortized ratably over the life of the mortgage.

e.

Valuation of Long-Lived Assets

Associates assesses the carrying amount of long-lived assets whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. When Associates determines that the carrying amount of long-lived assets is impaired, the measurement of any impairment is based on a discounted cash flow method.

f.

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

     g.         Use of Estimates:

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

The real estate industry has historically been cyclical and sensitive to changes in economic conditions such as interest rates, credit availability and unemployment levels. Changes in these economic conditions could affect the assumptions used by management in preparing the accompanying financial statements.

h.  Income Taxes

Net income is computed without regard to income tax expense since Associates does not pay a tax on its income; instead, any such taxes are paid by the Participants in their individual capacities.

At December 31, 2008 and 2007, there are no differences between the tax bases and the reported amounts of the Company’s assets and liabilities.

3.

Related Party Transactions – Rental Income

Associates does not operate the Building (Note 1). It subleases the Building to the Sublessee, a related party (Note 4), pursuant to a net operating lease dated December 27, 1961, as modified February 15, 1965. The sublease provides for the same initial term and renewal options as the leasehold, less one day. In January 1989, the Sublessee exercised its option to renew the sublease for the first renewal period from January 4, 1992 to January 4, 2013.  The annual minimum basic rent during the remainder of the Sublessee’s first renewal term, through January 4, 2013, is $6,018,750 (approximately $24,081,250 in the aggregate). The sublease provides for three successive renewal options of twenty-one years each, at an annual basic rent of $5,895,625 throughout all subsequent renewal terms.

In accordance with the 2 nd lease modification dated February 25, 2009, the minimum basic rent described above has been increased to cover debt service on the $31,500,000 second mortgage.  The basic rent will be increased to cover debt service on any additional borrowings for improvements and tenanting costs and on any refinancing of such debt so long as the aggregate amount refinanced does not exceed the then existing amount of debt plus refinancing costs (See Note 5).

Additional rent through all renewal terms under the sublease is payable in an amount equal to 50% of the Sublessee’s annual net operating profit, as defined, in excess of $1,000,000. For 2008 and 2007, Sublessee reported net operating profit of $8,018,768 and $35,051,498, respectively. Therefore, rent income was comprised as follows:

	For the years ended December 31,
	2008	2007

Minimum net basic rent	$ 6,018,750	$ 6,018,750
Additional rent earned	3,509,384	17,025,749
	$9,528,134	$23,044,499

Real estate taxes paid directly by the Sublessee for the years ended December 31, 2008 and 2007 totaled $22,677,230 and $22,151,850, respectively.

4.

Related Party Transactions - Supervisory and Other Services

Supervisory and other services are provided to Associates by its supervisor, Wien & Malkin LLC (“Wien & Malkin” or the “Supervisor”), a related party. Beneficial interests in Associates are held directly or indirectly by one or more persons at Wien & Malkin and/or their family members.

Basic fees for supervisory services are $159,417 per annum. Wien & Malkin receives an additional payment equal to 6% of distributions to the participants in Associates. For tax purposes, such additional payment is recognized as a profits interest and the Supervisor is treated as a partner, all without modifying each Participant’s distributive share of reportable income and cash distributions. Fees for supervisory services (including disbursements and cost of regular accounting services) during the years ended December 31, 2008 and 2007, totaled $159,417 and $1,012,856, respectively, including distributions in respect of Wien & Malkin’s profits interest which totaled $0 and $853,439 for 2008 and 2007, respectively.

Wien & Malkin also serves as supervisor for Sublessee for which it receives a basic annual fee of $270,000. Other service fees received by Wien & Malkin from the Sublessee for the years ended

December 31, 2008 and 2007, totaled $991,447 and $301,271, respectively. Under separate agreements to which Sublessee is not a party, certain of Sublessee’s participants pay Wien & Malkin and members of Peter L. Malkin’s immediate family a percentage of distributions above an annual threshold. These third party payments (which totaled $98,414 and $460,732 in 2008 and 2007, respectively, to Wien & Malkin and such Malkin family members) do not impose any obligation upon Sublessee or affect its assets and liabilities.

5.

Mortgage Notes Payable

a)

First Mortgage Note Payable

To finance the acquisition of the fee title to the Real Estate (Note 1) and certain related costs, Associates obtained a $60,500,000 first mortgage with Capital One Bank.  The mortgage is scheduled to mature on May 1, 2012 and requires monthly payments of interest only at 6.5% per annum.  The mortgage may be prepaid at any time after 24 months with the payment of a premium equal to the greater of (a) 1% of the amount prepaid and (b) an amount calculated pursuant to a prepayment formula designed to preserve the bank's yield to maturity. The mortgage is secured by a lien on the Real Estate and Associates' leasehold estate under the Master Lease of the Real Estate.

b)

Second Mortgage Note Payable

To finance improvements at the property and costs of the financing, on February 25, 2009 Associates borrowed $31,500,000 from Signature Bank.  The second mortgage is scheduled to mature on May 1, 2012 and requires monthly payments of interest only at 6.5% per annum.  The mortgage may be prepaid at any time without penalty and is secured by a lien on the Real Estate and Associates' leasehold estate under the Master Lease of the Real Estate.

The estimated fair value of Associates' mortgage debt, based on available market information or other appropriate valuation methodologies approximated its carrying value at December 31, 2008 and was estimated at $63,178,583 for December 31, 2007.

6.

Number of Participants

There were approximately 2,770 and 2,762 participants in the participating groups at December 31, 2008 and 2007, respectively.

      7.   Determination of Distributions to Participants

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

       8.   Distributions and Amount of Income per $10,000 Participation Unit

Distributions per $10,000 participation unit during the years ended December 31, 2008 and 2007, based on 3,300 participation units outstanding during each year, consisted of the following:

	Year ended December 31
	2008	2007
Income	$1,272	$5,172
Return of capital	3,958	596
TOTAL DISTRIBUTIONS	$5,230	$5,768

9.

Related Party Transactions – Fees

The accompanying statements of income reflect fees paid or owed to Wien & Malkin, a related party

( Note 4), as follows:

	2008	2007

Payments made or accrued	$ -	$104,094

10.

Contingencies

Wien & Malkin and Peter L. Malkin, a member in Associates, were engaged in a proceeding with Sublessee’s former managing agent, Helmsley-Spear, Inc. commenced in 1997, concerning the management, leasing, and supervision of the property that is subject to the Sublease to Sublessee.  In this connection, certain costs for legal and professional fees and other expenses were paid by Wien & Malkin and Mr. Malkin.  Wien & Malkin and Mr. Malkin have represented that such costs will be recovered only to the extent that (a) a competent tribunal authorizes payment or (b) an investor voluntarily agrees that his or her proportionate share be paid.  Accordingly, Associates’ allocable share of such costs is as yet undetermined, and Associates has not provided for the expense and related liability with respect to such costs in these consolidated financial statements.  As a result of the August 29, 2006 settlement agreement which included termination of this proceeding, Associates will not recognize any gains or losses from this proceeding other than the possible charges for the aforementioned fees and expenses.

The August 29, 2006 settlement agreement terminated Helmsley-Spear, Inc. as managing and leasing agent at the property as of August 30, 2006.  CB Richard Ellis has been engaged as the new leasing agent, and Sublessee self-manages the property.

11.

Concentration of Credit Risk

December 31,
Cash and cash equivalents consist of the following:	2008	2007
JPMorgan Chase Bank	$40,645	$0
Distribution account held by Wien & Malkin LLC	324,111	324,111
Fidelity U.S. Treasury Income Portfolio	9,284,456	22,837,382
TOTAL CASH AND CASH EQUIVALENTS	$9,649,212	$23,161,493

Associates maintains cash and cash equivalents in two banks, in two money market funds (Capital One Bank and Fidelity U.S. Treasury Income Portfolio) and a distribution account held by Wien & Malkin. The Federal Deposit Insurance Corporation (“FDIC”) insures each account up to $250,000, effective October 3, 2008. In addition, under the FDIC’s Transaction Account Guarantee Program, through December 31, 2009, all noninterest-bearing accounts are fully guaranteed by the FDIC for the entire amount in the account. At December 31, 2008, all bank accounts, other than the distribution account, are fully insured. The money market funds extended their participation to April 30, 2009 in the Temporary Guarantee Program for Money Market Funds established by the U.S. Treasury Department under which the U.S. Treasury guarantees that investors receive $1 for each money market fund share held up to the amount held as of September 19, 2008. As the funds in the money market accounts at September 19, 2008 were less than at December 31, 2008, there is an uninsured balance of approximately $3,274,000 at December 31, 2008. The funds (approximately $324,000 at December 31, 2008) held by Wien & Malkin in the distribution account were paid to the participants on January 1, 2009.

SCHEDULE III

EMPIRE STATE BUILDING ASSOCIATES L.L.C.

(A Limited Liability Company)

Real Estate and Accumulated Depreciation

December 31, 2008

Column

  A        Description           Land and building situated

                                 at 350 Fifth Avenue, New York, New York.

  B        Encumbrances -

Capital One Bank

Balance at December 31, 2008

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

$ 6,697,782

(b)

  G        Date of construction

1931

   H        Date acquired                                                                                                  April 17, 2002

  I        Life on which depreciation of building in

            latest income statements is computed

39 years

(a)

Gross amount of real estate

Balance at January 1, 2007

$60,484,389

Purchase of real estate:  F/Y/E 12/31/07                     -

12/31/08                                                                                   -

   Balance at December 31, 2008                                                                               $60,484,389

The costs for federal income tax purposes are the same

as for financial statement purposes.

     (b)     Accumulated depreciation

Balance at January 1, 2007

$4,701,258

Depreciation:

F/Y/E 12/31/07

     998,262

12/31/08

     998,262

Balance at December 31, 2008

$6,697,782

EMPIRE STATE BUILDING ASSOCIATES L.L.C.

(A Limited Liability Company)

CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2008

[LETTERHEAD OF MARGOLIN, WINER & EVENS LLP]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Participants in Empire State Building Associates L.L.C. (a limited liability company):

We have audited the accompanying consolidated balance sheet of Empire State Building Associates L.L.C. (“Associates”) as of December 31, 2008, and the related consolidated statements of income, members' equity and cash flows for the year then ended.  These consolidated financial statements are the responsibility of Associates' management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Empire State Building Associates L.L.C. as of December 31, 2008, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Margolin, Winer & Evens LLP

Garden City, New York

May 6, 2009

EMPIRE STATE BUILDING ASSOCIATES L.L.C.

(A Limited Liability Company)

CONSOLIDATED BALANCE SHEET

DECEMBER 31, 2008

Assets
Real estate:
Empire State Building
350 Fifth Avenue	$38,933,801
Less: Accumulated depreciation	6,697,782	$32,236,019

Land	21,550,588
Total real estate, net	53,786,607

Cash and cash equivalents	9,649,212

Restricted cash re: mortgage interest	879,781
Additional rent due from Empire State Building
Company L.L.C., a related party	9,384
Receivable from participants – NYS estimated tax	79,315

Mortgage financing costs	$1,796,287
Less: Accumulated amortization	1,205,009	591,278

Total assets	$64,995,577

Liabilities and members’ equity
Liabilities:
First mortgage payable	$60,500,000
Accrued interest payable	338,632
Total liabilities	60,838,632

Commitments and contingencies	-

Members’ equity	4,156,945

Total liabilities and members’ equity	$64,995,577

See accompanying notes to consolidated financial statements .

EMPIRE STATE BUILDING ASSOCIATES L.L.C.

(A Limited Liability Company)

CONSOLIDATED STATEMENT OF INCOME

YEAR ENDED DECEMBER 31, 2008

Income:

Basic rental income		$ 6,018,750
Additional rental income		3,509,384
Dividend and interest income		216,802

Total income		9,744,936

Expenses:

Interest on mortgage	$ 3,998,042
Supervisory services	159,417
Depreciation of building	998,262
Amortization of financing costs	179,629
Professional fees and miscellaneous	212,683

Total expenses		5,548,033

Net income		$ 4,196,903

Earnings per $10,000 participation unit, based on
3,300 participation units outstanding		$ 1,272

See accompanying notes to consolidated financial statements.

EMPIRE STATE BUILDING ASSOCIATES L.L.C.

(A Limited Liability Company)

CONSOLIDATED STATEMENT OF MEMBERS' EQUITY

YEAR ENDED DECEMBER 31, 2008

Members' equity, January 1, 2008		$17,219,919

Add, net income for the year ended
December 31, 2008		4,196,903

Less, distributions:

Monthly distributions,
January 1, 2008 through December 31,2008	$ 3,889,333

Additional distribution on March 6, 2008	13,370,544	17,259,877

Members’ equity, December 31, 2008		$ 4,156,945

See accompanying notes to consolidated financial statements.

EMPIRE STATE BUILDING ASSOCIATES L.L.C.

(A Limited Liability Company)

CONSOLIDATED STATEMENT OF CASH FLOWS

YEAR ENDED DECEMBER 31, 2008

Cash flows from operating activities

Net income	$ 4,196,903
Adjustments to reconcile net income to net
cash provided by operating activities:

Amortization of financing costs	179,629
Depreciation of building	998,262
Changes in operating assets and liabilities:
Due from/to Empire State Building Company L.L.C.	(983,635)
Accrued supervisory services	(853,439)

Net cash provided by operating activities	3,537,720

Cash flows from financing activities

Change in receivable from participants	200,122
Change in restricted cash	9,754
Distributions to participants	(17,259,877)

Net cash used in financing activities	(17,050,001)

Net decrease in cash and cash equivalents	(13,512,281)

Cash and cash equivalents, beginning of year	23,161,493

Cash and cash equivalents, end of year	$ 9,649,212

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$ 3,998,042

See accompanying notes to consolidated financial statements.

EMPIRE STATE BUILDING ASSOCIATES L.L.C.

(A Limited Liability Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008

1.

Business Activity

Through April 16, 2002, Empire State Building Associates L.L.C. ("Associates") owned the tenant's interest in a master operating leasehold (the "Master Lease") on the Empire State Building (the "Building"), located at 350 Fifth Avenue, New York, New York. On April 17, 2002, Associates acquired, through a wholly-owned limited liability company, the fee title to the Building, and to the land thereunder (the "Land"), (together, the "Real Estate"). Associates subleases the property to Empire State Building Company L.L.C. ("Sublessee"). The consolidated financial statements include the accounts of Associates and, effective April 17, 2002, its wholly-owned limited liability company, Empire State Land Associates L.L.C.  All intercompany accounts and transactions have been eliminated in consolidation.

2.

Summary of Significant Accounting Policies

Cash and Cash Equivalents

Cash and cash equivalents include investments in money market funds and all highly liquid debt instruments with an original maturity of three months or less when acquired.

Restricted Cash

Restricted cash at December 31, 2008 includes a money market account held at Capital One Bank pursuant to the terms of the mortgage, to be used monthly to satisfy a portion of the mortgage interest obligation.

Real Estate and Depreciation

The Real Estate is carried in the financial statements at its historical cost of $60,484,389. The Building is being depreciated on the straight-line basis over its estimated useful life of 39 years. Under the terms of the April 17, 2002 contract of sale, the deed contains language to avoid the merger of the fee estate and the leasehold, although on a consolidated financial statement basis Associates incurs no leasehold rent expense after acquiring the Real Estate.

Mortgage Financing C osts and Amortization

Mortgage financing costs, totaling $1,796,287, are being amortized ratably over the life of the mortgage.

Valuation of Long-Lived Assets

Associates assesses the carrying amount of long-lived assets whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. When Associates determines that the carrying amount of long-lived assets is impaired, the measurement of any impairment is based on a discounted cash flow method.

Revenue Recognition

Basic rental income, as defined in a long-term lease, is a fixed minimum annual amount that Associates records ratably over the year. Additional rent is based on 50% of the net operating profit of the Sublessee, as defined, in excess of $1,000,000 for each lease year ending December 31 and is recorded by Associates when such amounts become determinable, at the end of each calendar year.

Use of Estimates

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

The real estate industry has historically been cyclical and sensitive to changes in economic conditions such as interest rates, credit availability and unemployment levels. Changes in theses economic conditions could affect the assumptions used by management in preparing the accompanying financial statements.

Income Taxes

Net income is computed without regard to income tax expense since Associates does not pay a tax on its income; instead, any such taxes are paid by the participants in their individual capacities.

At December 31, 2008 there is no difference between the tax bases and the reported amounts of the Company’s assets and liabilities.

3.

Rental Income

Associates does not operate the Building (Note 1). It subleases the Building to the Sublessee pursuant to a net operating lease. The annual minimum basic rent during the remainder of the Sublessee's first renewal term, through January 4, 2013, is $6,018,750 (approximately $24,081,250 in the aggregate).  The sublease provides for three successive renewal options of twenty-one years each, at an annual basic rent of $5,895,625 throughout all subsequent renewal terms.

In accordance with the 2 nd lease modification dated February 25, 2009, the minimum basic rent described above has been increased to cover debt service on the $31,500,000 second mortgage.  The basic rent will be increased to cover debt service on any additional borrowings for improvements and tenanting costs and on any refinancing of such debt so long as the aggregate amount refinanced does not exceed the then existing amount of debt plus refinancing costs (See Note 5).

Additional rent through all renewal terms under the sublease is payable in an amount equal to 50% of the Sublessee's annual net operating profit, as defined, in excess of $1,000,000.  For 2008, Sublessee reported net operating profit of $8,018,768; therefore, there was additional rent earned for the year of $3,509,384.

Real estate taxes paid directly by the Sublessee totaled approximately $22,677,230 for the year ended December 31, 2008.

4. Related Party Transactions

a)

Rental income

All rental income is received by Associates from Sublessee, a related party, some of whose members are also members in Associates.

b)

Supervisory and other services

Supervisory and other services are provided to Associates by its supervisor, Wien & Malkin LLC ("Wien & Malkin" or the “Supervisor”), a related party. Beneficial interests in Associates are held directly or indirectly by one or more persons at Wien & Malkin and/or their family members.

Basic fees for supervisory services are $159,417 per annum. Wien & Malkin also received $1,520 for services rendered in connection with tender offers from unrelated third parties. Wien & Malkin receives an additional payment equal to 6% of distributions to the participants in Associates. For tax purposes, such payment is recognized as a profits interest and the Supervisor is treated as a partner, all without modifying each Participant’s distributive share of reportable income and cash distributions. There were not any distributions in respect of Wien & Malkin’s profits interest for 2008.

Wien & Malkin also serves as supervisor for Sublessee, for which it receives a basic annual fee of $270,000. For 2008, Wien & Malkin received $991,447 in other service fees from Sublessee. Under separate agreements to which Sublessee is not a party, certain of Sublessee’s participants pay Wien & Malkin and members of Peter L. Malkin’s immediate family a percentage of distributions above an annual threshold. These third party payments (which totaled $98,414 to Wien & Malkin and such Malkin family members in 2008) do not impose any obligation upon Sublessee or affect its assets and liabilities.

5.

Mortgage Notes Payable

a)   First Mortgage Note Payable

To finance the acquisition of the fee title to the Real Estate (Note 1) and certain related costs, Associates obtained a $60,500,000 first mortgage with Capital One Bank.  The mortgage is scheduled to mature on May 1, 2012 and requires monthly payments of interest only at 6.5% per annum.  The mortgage may be prepaid at any time after 24 months with the payment of a premium equal to the greater of (a) 1% of the amount prepaid and (b) an amount calculated pursuant to a prepayment formula designed to preserve the bank's yield to maturity. The mortgage is secured by a lien on the Real Estate and Associates' leasehold estate under the Master Lease of the Real Estate.

b)

Second Mortgage Note Payable

To finance improvements at the property and costs of the financing, on February 25, 2009 Associates borrowed $31,500,000 from Signature Bank.  The second mortgage is scheduled to mature on May 1, 2012 and requires monthly payments of interest only at 6.5% per annum.  The mortgage may be prepaid at any time without penalty and is secured by a lien on the Real Estate and Associates' leasehold estate under the Master Lease of the Real Estate. In connection with obtaining the second mortgage, Associates incurred costs of approximately $1,560,000.

The estimated fair value of Associates’ mortgage debt, based on available market information, approximated its carrying amount at December 31, 2008.

6.

Contingencies

Wien & Malkin LLC and Peter L. Malkin, a member in Associates, were engaged in a proceeding with Sublessee’s former managing agent, Helmsley-Spear, Inc. commenced in 1997, concerning the management, leasing and supervision of the property that is subject to the Sublease to Sublessee.  In this connection, certain costs for legal and professional fees and other expenses were paid by Wien & Malkin and Mr. Malkin.  Wien & Malkin and Mr. Malkin have represented that such costs will be recovered only to the extent that (a) a competent tribunal authorizes payment or (b) an investor voluntarily agrees that his or her proportionate share be paid.  Accordingly, Associates’ allocable share of such costs is as yet undetermined, and Associates has not provided for the expense and related liability with respect to such costs in its consolidated financial statements. As a result of the August 29, 2006 settlement agreement which included termination of this proceeding, Associates  will not recognize any gains or losses from this proceeding other than the possible charges for the aforementioned fees and expenses.

The August 29, 2006 settlement agreement terminated Helmsley-Spear, Inc. as managing and leasing agent at the property as of August 30, 2006.  CB Richard Ellis was engaged by the Sublessee as the new leasing agent, and Sublessee self-manages the property.

7.

Concentration of Credit Risk

Associates maintains cash and cash equivalents in two banks, in two money market funds (Capital One Bank and Fidelity U.S. Treasury Income Portfolio) and a distribution account held by Wien & Malkin. The Federal Deposit Insurance Corporation (“FDIC”) insures each account up to $250,000, effective October 3, 2008. In addition, under the FDIC’s Transaction Account Guarantee Program, through December 31, 2009, all noninterest-bearing accounts are fully guaranteed by the FDIC for the entire amount in the account. At December 31, 2008, all bank accounts, other than the distribution account, are fully insured. The money market funds extended their participation to April 30, 2009 in the Temporary Guarantee Program for Money Market Funds established by the U.S. Treasury Department under which the U.S. Treasury guarantees that investors receive $1 for each money market fund share held up to the amount held as of September 19, 2008. As the funds in the money market accounts at September 19, 2008 were less than at December 31, 2008, there is an uninsured balance of approximately $3,274,000 at December 31, 2008. The funds (approximately $324,000 at December 31, 2008) held by Wien & Malkin in the distribution account were paid to the participants on January 1, 2009.