Form 10-Q
period 2009-03-31
EMPIRE STATE BUILDING ASSOCIATES L.L.C.
filed 2009-08-06
CIK 32776

Empire State Building Associates L.L.C.

March 31, 2009

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

[x]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Smaller Reporting Company [X]

Empire State Building Associates L.L.C.

March 31, 2009

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

Empire State Building Associates L.L.C.

(A Limited Liability Company)

Condensed Consolidated Balance Sheets

(Unaudited)

Assets:	March 31, 2009	December 31, 2008
Real Estate:
Building	$38,933,801	$38,933,801
Less, accumulated depreciation	6,947,348	6,697,782
	31,986,453	32,236,019
Land	21,550,588	21,550,588
Total real estate	53,537,041	53,786,607

Cash and cash equivalents	37,604,457	9,649,212
Restricted cash re: mortgage interest – Capital One bank	2,393,028	879,781
Additional rent due from Empire State Building Company L.L.C., a related party	9,384	9,384
Receivable from participants re:
NYS estimated tax	85,785	79,315
Other assets	100,000	-

Mortgage financing costs	3,358,658	1,796,287
Less, accumulated amortization	1,290,497	1,205,009
Mortgage financing costs, net	2,068,161	591,278

Total assets	$95,797,856	$64,995,577
Liabilities and Members’ Equity
Liabilities:
Mortgages payable	$ 92,000,000	$ 60,500,000
Accrued interest payable	514,944	338,632
Prepaid rent	10,925	-
Total liabilities	92,525,869	60,838,632
Commitments and contingencies	-	-
Members’ equity	3,271,987	4,156,945

Total liabilities and members’ equity	$95,797,856	$64,995,577

See notes to condensed consolidated financial statements.

Empire State Building Associates L.L.C.

March 31, 2009

Empire State Building Associates L.L.C.

(A Limited Liability Company)

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months
	Ended March 31,
	2009	2008
Revenues:
Rent income	$1,744,013	$1,504,687
Dividend and interest income	13,786	135,515
Total revenues	1,757,799	1,640,202

Expenses:
Interest on mortgages	1,233,375	994,049
Supervisory services, to a related party	39,854	39,854
Depreciation of building	249,566	249,566
Amortization of mortgage financing costs	85,488	44,907
Fees and miscellaneous, including amounts paid to a related party	62,141	64,322
Total expenses	1,670,424	1,392,698
Net Income	$87,375	$247,504

Earnings per $10,000 participation unit, based on 3,300 participation units outstanding during each period	$26.48	$75.00

Distributions per $10,000 participation consisted of the following:
Income	$26.48	$75.00
Return of capital	268.17	4,271.33
Total distributions	$294.65	$4,346.33

At March 31, 2009 and 2008, there were $33,000,000 of participation units outstanding.

See notes to condensed consolidated financial statements.

Empire State Building Associates L.L.C.

March 31, 2009

Empire State Building Associates L.L.C.

(A Limited Liability Company)

Condensed Consolidated Statements of Members’ Equity

(Unaudited)

	For the	For the Year
	Three Months Ended	Ended
	March 31, 2009	December 31, 2008
Members’ equity:
January 1, 2009	$4,156,945
January 1, 2008		$17,219,919
Add, net income (loss):
January 1, 2009 through March 31, 2009	87,375	-0-
January 1, 2008 through December 31, 2008	-0-	4,196,903
	4,244,320	21,416,822
Less, distributions:
Monthly distributions
January 1, 2009 through March 31, 2009	972,333	-0-
January 1, 2008 through December 31, 2008	-0-	3,889,333
Additional distribution on March 6, 2008	-0-	13,370,544

Total distributions	972,333	17,259,877

Members’ equity:
March 31, 2009	$3,271,987
December 31, 2008		$4,156,945

See notes to condensed consolidated financial statements.

Empire State Building Associates L.L.C.

March 31, 2009

Empire State Building Associates L.L.C.

(A Limited Liability Company)

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Three	For the Three
	Months Ended	Months Ended
	March 31, 2009	March 31, 2008
Cash flows from operating activities:
Net income	$ 87,375	$247,504
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation of building	249,566	249,566
Amortization of mortgage financing costs	85,488	44,907
Changes in operating assets and liabilities:
Additional rent due to/from sublessee	-0-	(974,251)
Prepaid rent income	10,925	-0-
Accrued supervisory services	-0-	(853,439)
Accrued mortgage interest	176,312	-0-
Net cash provided by (used in) operating activities	609,666	(1,285,713)

Cash flows from financing activities:
Change in receivable from participants	(6,470)	276,478
Change in restricted cash	(1,513,247)	(1,460,967)
Financing costs	(1,562,371)	-0-
Change in other assets	(100,000)	0-
Proceeds of second mortgage	31,500,000	-0-
Distributions to participants	(972,333)	(14,342,877)
Net cash provided by (used in) financing activities	27,345,579	(15,527,366)

Net increase (decrease) in cash and cash equivalents	27,955,245	(16,813,079)

Cash and cash equivalents,
beginning of period	9,649,212	23,161,493
Cash and cash equivalents, end of period	$37,604,457	$6,348,414
Cash paid for:
Interest	$1,057,063	$994,049

See notes to condensed consolidated financial statements.

Empire State Building Associates L.L.C.

March 31, 2009

Notes to Condensed Consolidated Financial Statements (unaudited)

Note A    Interim Period Reporting

In the opinion of management, the accompanying unaudited condensed consolidated financial statements of Empire State Building Associates L.L.C. (the “Registrant”) reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of Registrant as of March 31, 2009, its results of operations and its cash flows for the three months ended March 31, 2009 and 2008.  The condensed consolidated financial statements include the accounts of the Registrant and its wholly-owned limited liability company, Empire State Land Associates L.L.C.  All intercompany accounts and transactions have been eliminated in consolidation. Information included in the condensed balance sheet as of December 31, 2008 has been derived from the audited balance sheet included in Registrant's Form 10-K for the year ended December 31, 2008 (the "10-K") previously filed with the Securities and Exchange Commission (the "SEC").  Pursuant to rules and regulations of the SEC, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from these consolidated financial statements unless significant changes have taken place since the end of the most recent fiscal year.  Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto and the other information contained in the 10-K.  The consolidated results of operations for the three months ended March 31, 2009 are not necessarily indicative of the results to be expected for the full year.

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

Registrant's members (“Members”) are Peter L. Malkin, Anthony E. Malkin and Thomas N. Keltner, Jr. (collectively, the "Agents"), each of whom also acts as an agent for holders of participations (“Participations”) in his respective member interest in Registrant (the "Participants").

Note C    Purchase of Fee Title to The Empire State Building and Land Thereunder, Mortgage Debt, and Related Depreciation and Amortization

On April 17, 2002, Registrant acquired, through  a wholly-owned limited liability company (Empire State Land Associates L.L.C.) the fee title to the building (the “Building”), and the land thereunder (the “Land”) (together, the “Real Estate” or “Property”), at a price of $57,500,000, and obtained a $60,500,000 first mortgage (the “First Mortgage”) with Capital One Bank (formerly “North Fork Bank”) to finance the acquisition and certain related costs.

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

Restricted cash at March 31, 2009 represents funds in an interest-bearing account held at Capital One Bank pursuant to the terms of the First Mortgage, to be used monthly to satisfy a portion ($166,167) of Registrant’s mortgage interest obligation. On March 25, 2009 Registrant deposited an additional $2,000,000 into this restricted account under the same conditions and will continue to do so annually hereafter.

To finance improvements at the Property and costs of the financing, on February 25, 2009 Registrant borrowed $31,500,000 from Signature Bank (the “Second Mortgage”).  The Second Mortgage is also scheduled to mature on May 1, 2012 and requires monthly payments of interest only at 6.5% per annum.  The Second Mortgage may be prepaid at any time without penalty and is secured by a lien on the Real Estate and Registrant’s leasehold estate under the Master Lease of the Real Estate.

The estimated fair value of Registrant’s mortgage debt, based on available market information or other appropriate valuation methodologies, approximated its carrying value at March 31, 2009.

The Building is being depreciated on the straight-line basis over its estimated useful life of 39 years. Mortgage financing costs, totaling $3,358,658, are being amortized ratably over the life of the respective mortgages.

Note D Sublease

Registrant does not operate the Building.  It subleases the Building to Empire State Building Company L.L.C. ("Sublessee") pursuant to a net operating sublease (the "Sublease"), which expires on January 4, 2013 and contains three 21-year renewal options.

Sublessee is required to pay annual basic rent ("Basic Rent") of $6,018,750 from January 1, 1992 through January 4, 2013 and $5,895,625 from January 5, 2013 through the expiration of all renewal terms. Sublessee is also required to pay Registrant additional rent of 50% of Sublessee's net operating profit, as defined in the Sublease, in excess of $1,000,000 for each lease year ending December 31 (“Additional Rent”).

In accordance with the 2 nd lease modification dated February 25, 2009, Basic Rent described above has been increased to cover debt service as of February 25, 2009 on the $31,500,000 Second Mortgage that closed on February 25, 2009.  Basic Rent will be increased to cover debt service on any additional borrowings for improvements and tenanting costs and on any refinancing of such debt so long as the aggregate amount refinanced does not exceed the then existing amount of debt plus refinancing costs.

Additional Rent and other accumulated interest and dividend income are distributed annually after deduction for any additional payment described in Note E below, set-aside of $2,000,000 to satisfy a portion of Registrant’s First Mortgage interest obligation and additions to reserves management judges to be suitable under the circumstances.  For 2008, Sublessee reported net operating profit of $8,018,768; therefore, Additional Rent of $3,509,384 was earned for the year ended December 31, 2008. Since it is not practicable to estimate Additional Rent for the lease year ending on the ensuing December 31 st which would be allocable to the first three months of the lease year until Sublessee, pursuant to the Sublease, renders to Registrant a report on the operation of the Property, Registrant recognizes Additional Rent when earned from the Sublessee at the close of the lease year ending December 31 st. The cost of improvements to be incurred by the Sublessee will reduce Additional Rent but should have no effect on the payment of Basic Rent to Registrant.

Sublessee is a New York limited liability company in which Peter L. Malkin is a member and entities for Peter L. Malkin’s family members are beneficial owners.

Note E Supervisory Services

Supervisory and other services are provided to the Registrant by its supervisor, Wien & Malkin LLC (“Wien & Malkin” or “Supervisor”), a related party. Beneficial interests in the Registrant are held directly or indirectly by one or more persons at Wien & Malkin and/or their family members.

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

Pursuant to the fee arrangements described herein, Registrant incurred supervisory service fees of $39,854 attributable to the Basic Payment for supervisory services for each of the three-month periods ended March 31, 2009 and 2008. No remuneration was paid during the three-month periods ended March 31, 2009 and 2008 by Registrant to any of the Members as such.

Supervisor also receives an additional payment equal to 6% of distributions to the Participants in Registrant. For tax purposes, such additional payment is recognized as a profits interest and the Supervisor is treated as a member, all without modifying each Participant’s distributive share of reportable income and cash distributions.

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

Note G Litigation

As explained in Note 10 in the 10-K and in Part II – Item 1. Legal Proceedings herein, Wien & Malkin and Peter L. Malkin, a member in Registrant, were engaged in a proceeding with Sublessee’s former managing agent, Helmsley-Spear, Inc. commenced in 1997, concerning the management, leasing, and supervision of the property that is subject to the Sublease to Sublessee.  In this connection, certain costs for legal and professional fees and other expenses were paid by Wien & Malkin and Mr. Malkin.  Wien & Malkin and Mr. Malkin have represented that such costs will be recovered only to the extent that (a) a competent tribunal authorizes payment or (b) an investor voluntarily agrees that his or her proportionate share be paid.  Accordingly, Registrant’s allocable share of such costs is as yet undetermined, and Registrant has not provided for the expense and related liability with respect to such costs in these consolidated financial statements.  As a result of an August 29, 2006 settlement agreement which included termination of this proceeding, the Registrant will not recognize any gains or losses from this proceeding other than the possible charges for the aforementioned fees and expenses.

The August 29, 2006 settlement agreement terminated Helmsley-Spear, Inc. as managing and leasing agent at the Property as of August 30, 2006.  CB Richard Ellis was engaged by the Sublessee as the new leasing agent, and Sublessee self-manages the Property.

Item 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

Readers of this discussion are advised that it should be read in conjunction with the condensed consolidated financial statements of Registrant (including related notes thereto) appearing elsewhere in this Form 10-Q. Certain statements in this discussion may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements reflect Registrant’s current expectations regarding future results of operations, economic performance, financial condition and achievements of Registrant, and do not relate strictly to historical or current facts. Registrant has tried, wherever possible, to identify these forward-looking statements by using words such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate” or words of similar meaning.

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

Financial Condition and Results of Operations

At the time of its organization, Registrant acquired the Master Lease of the Property subject to the Sublease.  Basic Rent received by Registrant was used to pay annual rent due under the Master Lease and the Basic Payment for supervisory services to Supervisor; the balance of such Basic Rent was distributed to the Participants.  Currently, Basic Rent received by Registrant is used to pay the Basic Payment and a portion of debt service on the Mortgage; the balance of such Basic Rent is distributed to the Participants.  Additional Rent and any interest and dividends accumulated thereon less any addition to reserves are distributed to the Participants after the additional payment to Supervisor.  See Note D to the condensed consolidated financial statements herein.  Pursuant to the Sublease, Sublessee has assumed responsibility for the condition, operation, repair, maintenance and management of the Property.  Registrant is not required to maintain liquid assets to defray any operating expenses of the Property.

Registrant does not pay dividends.  During the three-month period ended March 31, 2009, Registrant made regular monthly distributions of $98.21 for each $10,000 Participation ($1,178.52 per annum for each $10,000 Participation).  There are no restrictions on Registrant’s present or future ability to make distributions; however, the amount of such distributions, particularly distributions of Additional Rent, depends solely on the ability of Sublessee to make payments of Basic Rent and Additional Rent to Registrant in accordance with the terms of the Sublease.  Registrant expects to make distributions in the future to the extent it receives the payments provided for under the Sublease.

During March 2009 Registrant made no additional distribution of Additional Rent received for the year ending December 31, 2008 to Participants. Additional Rent of $3,509,384 was applied to Registrant’s mortgage interest obligation and the balance of $1,509,384 as an addition to reserves. See Notes D and E to the condensed financial statements herein; and see below in “Liquidity, Capital Resources and Distributions” regarding Registrant’s anticipated inability to pay additional distributions during next several years.

On March 6, 2008, Registrant made an additional distribution of $4,052 for each $10,000 Participation. Such distribution represented the balance of Additional Rent paid by Sublessee in accordance with the terms of the Sublease after deducting the Additional Payment to Supervisor, the $2,000,000 set-aside to satisfy a portion of Registrant’s mortgage interest obligation, a reserve for contingencies and annual New York State Limited Liability Company filing fees.

Registrant’s results of operations are affected primarily by the amount of rent payable to it under the Sublease.  The amount of Additional Rent payable to Registrant is affected by the New York City economy and real estate rental and tourist attraction markets, which are difficult for management to forecast, and by the amount of unfinanced improvements undertaken at the Property.  The following summarizes, with respect to the current period and the corresponding period of the previous year, the material factors regarding Registrant's results of operations for such periods:

Total revenues increased for the three-month period ended March 31, 2009 as compared with the corresponding period of the prior year. The increase was the net result of an increase in Basic Rent income to cover an increase in debt service and a decrease in dividend and interest income during the current period as compared with the corresponding period of the prior year.

Total expenses increased for the three-month period ended March 31, 2009 as compared with the corresponding period of the prior year.  The increase was the result of an increase in interest expense and amortization of mortgage financing costs relating to the Second Mortgage during the current period as compared with the corresponding period of the prior year.

Liquidity, Capital Resources and Distributions

Registrant’s liquidity has increased as of March 31, 2009, as compared with March 31, 2008 due to the Second Mortgage proceeds and Registrant’s increased cash balance maintained for contingencies. Recent adverse developments in credit and investment markets have impaired liquidity in the market in general and may negatively impact Registrant and/or space tenants at the Building.  Any such impact should be ameliorated by the fact that (a) each of Registrant and its Sublessee has very low debt in relation to asset value, (b) the maturity of Registrant’s existing and planned debt will not occur within the next 36 months, and (c) the Building’s rental revenue is derived from a substantial number of tenants in diverse businesses with lease termination dates spread over numerous years.

No amortization payments are due under the mortgages to reduce the outstanding principal balance prior to maturity. Furthermore, Registrant does not maintain any reserve to cover the principal payment of mortgage indebtedness at maturity.  Therefore, repayment of the mortgages will depend on Registrant’s ability to arrange a refinancing.  Assuming that the Property continues to generate an annual net profit in future years comparable to that in past years, and assuming further that real estate capital and operating markets return to more stable patterns consistent with long-term historic trends in the geographic area in which the Property is located, Registrant anticipates that the value of the Property will be in excess of the amount of the mortgage balances at maturity.

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

Registrant has the following contractual obligations:

Payments due by period

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt Obligations	$92,000,000	$0	$0	$92,000,000	$0
Interest Obligations	18,720,724	6,063,056	12,142,723	514,945	0
Capital Lease Obligations	0	0	0	0	0
Purchase Obligations	0	0	0	0	0
Other Long-Term Liabilities Reflected on the Registrant's Balance Sheet	0	0	0	0	0
Total	$110,720,724	$6,063,056	$12,142,723	$92,514,945	$ 0

Sublessee is to maintain the Building as a high-class office building as required by the terms of the Sublease.

Based on Sublessee’s review of the need for upgrades and improvements to the Property, Sublessee has incurred improvement costs of approximately $2,000,000 for the three months ended March 31, 2009.  Sublessee estimates that the total cost of all projects will be approximately $625,000,000 over 10 years, including sprinklering of the building of approximately $30,000,000 required by Local Law #26.

The Sublessee has not achieved its own required internal approvals for such financing beyond approximately $71,500,000 and now anticipates that its operating cash flow will thus continue to be dedicated largely to the ongoing improvement costs, greatly reducing or eliminating both (a) Sublessee’s payment of Additional Rent and (b) Registrant’s ability to make extra distributions to Participants.

As a result, Registrant has advised Participants that, in 2009 and possibly in subsequent years, it expects to make no distributions other than regular monthly distributions at the rate of $1,178.52 per annum for each $10,000 Participation.  As noted above in “Forward Looking Statements,” the foregoing is based on estimates, and actual results may be materially different.

Inflation

Registrant believes that there has been no material change in the impact of inflation on its operations since the filing of the 10-K for the year ended December 31, 2008.

Security Ownership

As of March 31, 2009, the Members of Registrant owned of record and beneficially an aggregate of $23,334 of Participations in Registrant, representing less than .071% of the currently outstanding Participations therein totaling $33,000,000.

As of March 31, 2009, certain of the Members of Registrant held additional Participations as follows:

Entities for the benefit of members of Peter L. Malkin's family owned of record and beneficially $978,749 of Participations. Peter L. Malkin disclaims any beneficial ownership of such Participations, except that related trusts are required to complete scheduled payments to Peter L. Malkin.

Peter L. Malkin owned of record as trustee or co-trustee, but not beneficially, $516,667 of Participations.  Peter L. Malkin disclaims any beneficial ownership of such Participations.

Anthony E. Malkin owned of record as trustee or co-trustee, but not beneficially, $35,833 of Participations.  Anthony E. Malkin disclaims any beneficial ownership of such Participations.

Trusts for the benefit of members of Anthony E. Malkin's family owned of record and beneficially $50,000 of Participations. Anthony E. Malkin disclaims any beneficial ownership of such Participations.

 Thomas N. Keltner, Jr. owned of record as trustee $17,709 of Participations for the benefit of himself and/or members of his family.

Members of Thomas N. Keltner, Jr.’s family owned of record and beneficially $6,667 of Participations.

Item 4T.

Controls and Procedures.

(a)

Evaluation of disclosure controls and procedures. The Supervisor after evaluating the effectiveness of Registrant’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of March 31, 2009, the end of the period covered by this report, has concluded that as of that date that Registrant’s disclosure controls and procedures were effective and designed to ensure that material information relating to Registrant would be made known to him by others within those entities on a timely basis.

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

PART II.  OTHER INFORMATION

Item 1.

Legal Proceedings.

The Property of Registrant was the subject of the following material litigation:

Wien & Malkin LLC and Peter L. Malkin, a member in Registrant, were engaged in a proceeding with Sublessee’s former managing agent, Helmsley-Spear, Inc. commenced in 1997, concerning the management, leasing and supervision of the property that is subject to the Sublease to Sublessee.  In this connection, certain costs for legal and professional fees and other expenses were paid by Wien & Malkin and Mr. Malkin.  Wien & Malkin and Mr. Malkin have represented that such costs will be recovered only to the extent that (a) a competent tribunal authorizes payment or (b) an investor voluntarily agrees that his or her proportionate share be paid.  Accordingly, Registrant’s allocable share of such costs is as yet undetermined, and Registrant has not provided for the expense and related liability with respect to such costs in its consolidated financial statements. As a result of an August 29, 2006 settlement agreement which included termination of this proceeding, Registrant will not recognize any gains or losses from this proceeding other than the possible charges for the aforementioned fees and expenses.

The August 29, 2006 settlement agreement terminated Helmsley-Spear, Inc. as managing and leasing agent at the Property as of August 30, 2006.  CB Richard Ellis was engaged by the Sublessee as the new leasing agent, and Sublessee self-manages the Property.

Item 6.

Exhibits

EXHIBIT INDEX

Number	Document	Page*
3(a)

Attached hereto as Exhibit 3(c) is Registrant's Consent and Operating Agreement dated as of September 30, 2001 as a Limited Liability Company, which incorporates by reference the Registrant’s prior Partnership Agreement dated July 11, 1961, filed as Exhibit No. 1 to Registrant's Registration Statement on Form S-1 as amended (the "Registration Statement") by letter dated August 8, 1962 and assigned File No. 2-18741 and, is itself incorporated by reference as an exhibit hereto.

3(b)

Amended Business Certificate of Registrant filed with the Clerk of New York County on August 19, 1996 reflecting a change in the Partners of Registrant which was filed as Exhibit 3(b) to Registrant's Annual Report on 10-K for the fiscal year ended December 31, 1996 and is incorporated by reference as an exhibit hereto.

3(c)	Registrant’s Consent and Operating Agreement dated as of September 30, 2001
3(d)	Certificate of Conversion of Registrant to a limited liability company dated October 1, 2001 filed with the New York Secretary of State on October 3, 2001.
4

Registrant's form of Participating Agreement, filed as Exhibit No. 6 to the Registration Statement by letter dated August 8, 1962 and assigned  File No. 2-18741, is incorporated by reference as an exhibit hereto.

10(d) 24

Second Modification of Lease Agreement,

dated February 25, 2009, which is being filed under Item 10(d) of Registrant's Form 10-K for the fiscal year ended December 31, 2008.

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

The individual signing this report on behalf of Registrant is Attorney-in-Fact for Registrant and each of the Members in Registrant, pursuant to Powers of Attorney, dated October 13, 2003 (collectively, the “Power”).

EMPIRE STATE BUILDING ASSOCIATES L.L.C.

(Registrant)

By:

/s/ Mark Labell

Mark Labell, Attorney-in-Fact*

Date: August 6, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the undersigned as Attorney-in-Fact for each of the Members in Registrant, pursuant to the Power, on behalf of Registrant on the date indicated.

By:

/s/ Mark Labell

Mark Labell, Attorney-in-Fact*

Date: August 6, 2009

___________________________________________________________________________

*Mr. Labell supervises accounting functions for Registrant.

Empire State Building Associates L.L.C.

March 31, 2009

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

Date: August 6, 2009

By /s/ Mark Labell

Name: Mark Labell

Title: Senior Vice President, Finance

Wien & Malkin LLC, Supervisor of Empire State Building Associates L.L.C.

Empire State Building Associates L.L.C.

March 31, 2009

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

Date: August 6, 2009

By /s/ Mark Labell

Name: Mark Labell

Title: Senior Vice President, Finance

Wien & Malkin LLC, Supervisor of Empire State Building Associates L.L.C.

Empire State Building Associates L.L.C.

March 31, 2009

Exhibit 32.1

Empire State Building Associates L.L.C.

Certification Pursuant to 18 U.S.C., Section 1350 as adopted

Pursuant to Section 906

of Sarbanes – Oxley Act of 2002

The undersigned, Mark Labell, is signing this Chief Executive Officer certification as Senior Vice President, Finance of Wien & Malkin LLC, the supervisor* of Empire State Building Associates L.L.C. (“Registrant”) to certify that:

1.

the Quarterly Report on Form 10-Q of Registrant for the period ended March 31, 2009 (the “Report”) fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934(15 U.S.C. 78m or 78o(d)); and

2.

the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Registrant.

Dated: August 6, 2009

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

Empire State Building Associates L.L.C.

March 31, 2009

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

1.

the Quarterly Report on Form 10-Q of Registrant for the period ended March 31, 2009 (the “Report”) fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934(15 U.S.C. 78m or 78o(d)); and

2.

the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Registrant.

Dated: August 6, 2009

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