Form 10-K/A
period 2008-12-31
EMPIRE STATE BUILDING ASSOCIATES L.L.C.
filed 2009-08-10
CIK 32776

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

This Amendment No. 1 to the Annual Report on Form 10-K of Empire State Building Associates L.L.C for the fiscal year ended December 31, 2008 is filed to include the financial statements of Empire State Building Company L.L.C. for the year ended December 31, 2008.

There are no changes to the original Form 10-K other than those described above. This amendment speaks as of the filing date of the original Form 10-K and does not reflect events that have occurred after that date.

Item 15.

Exhibits, Financial Statement Schedules and

Reports on Form 10-K.

Item 15

(a) (3) Exhibits

Financial statements of Empire State Building Company L.L.C. for the year ended December 31, 2008

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of Mark Labell, Senior Vice President, Finance

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of Mark Labell, Senior Member of Financal/Accounting staff

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of Mark Labell, Senior Vice President, Finance

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of Mark Labell, Senior Vice President, Finance

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

Date: August 10, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person as Attorney-in-Fact for each of the Members in Registrant, pursuant to the Power, on behalf of Registrant and as a Member in Registrant on the date indicated.

By /s/ Mark Labell

Mark Labell, Attorney-in-Fact*

Date: August 10, 2009

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

Date: August 10, 2009

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

Date: August 10, 2009

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

Dated: August 10, 2009

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

Dated: August 10, 2009

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

EMPIRE STATE BUILDING COMPANY L.L.C. AND AFFILIATE

CONSOLIDATED FINANCIAL STATEMENTS

Year Ended December 31, 2008

EMPIRE STATE BUILDING COMPANY L.L.C. AND AFFILIATE

CONSOLIDATED FINANCIAL STATEMENTS

Year Ended December 31, 2008

EMPIRE STATE BUILDING COMPANY L.L.C. AND AFFILIATE

CONTENTS

Report of Independent Accountants

1

Financial Statements:

Consolidated Balance Sheet

2

Consolidated Statement of Operations

3

Consolidated Statement of Changes in Members’ Equity

4

Consolidated Statement of Cash Flows

5

Notes to Consolidated Financial Statements

6 - 18

Report of Independent Accountants

Members

Empire State Building Company L.L.C.

New York, New York

We have audited the accompanying consolidated balance sheet of Empire State Building Company L.L.C., a New York limited liability company, and Affiliate (the “Company”) as of December 31, 2008, and the related consolidated statements of operations, changes in members’ equity and cash flows for the year then ended.  These financial statements are the responsibility of the management of Empire State Building Company L.L.C.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Empire State Building Company L.L.C. and Affiliate as of December 31, 2008, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

As described in Note 12 to the financial statements, the Company conformed the treatment of certain items in prior years to generally accepted accounting principles as of January 1, 2008.

/S/ Margolin, Winer & Evens LLP

Garden City, New York

July 23, 2009

EMPIRE STATE BUILDING COMPANY L.L.C. AND AFFILIATE

CONSOLIDATED BALANCE SHEET

December 31,

2008

ASSETS

Property - at cost (Notes 1, 2 and 5):
Leasehold improvements	$ 119,712,355
Subtenant improvements	29,010,398
Leasehold	740,000
Equipment	2,213,409
151,676,162
Less accumulated depreciation and amortization	32,442,431

Net Property	119,233,731

Other Assets:
Cash and cash equivalents (Note 2)	49,029,258
Cash - restricted - tenants’ security deposits	5,434,378
Cash - tenant improvement escrow (Note 6)	6,052,434
Accounts receivable - net (Note 2)	1,894,628
Rent receivable (Note 2)	3,962,758
Unbilled rent receivable - net (Note 2)	29,855,237
Prepaid expenses	13,274,886
Deferred charges, net of accumulated
amortization (Notes 2 and 4)	15,220,679
Other assets	668,883

Total Assets	$ 244,626,872

LIABILITIES AND MEMBERS’ EQUITY

Liabilities:
Accounts payable and accrued liabilities	$ 8,316,944
Tenants’ security deposits payable	5,434,378
Deferred income (Note 2)	2,268,850

Total Liabilities	16,020,172

Commitments and Contingencies (Notes 5 and 13)	-

Affiliated Minority Interest (Notes 2, 11 and 12)	58,236

Members’ Equity (Notes 3 and 12)	228,548,464

Total Liabilities and Members’ Equity	$ 244,626,872

The accompanying notes are an integral part of this statement.

EMPIRE STATE BUILDING COMPANY L.L.C. AND AFFILIATE

CONSOLIDATED STATEMENT OF OPERATIONS

Year Ended December 31,

2008

Income:

Rent (Notes 2, 5 and 6):
Minimum rental revenue	$ 59,485,851
Tenant reimbursements	30,855,948
Antenna license fees	14,184,943
Other	3,403,213

Total Rent	107,929,955

Observatory Income, net (Note 11)	56,329,205

Total Income	164,259,160

Operating Expenses:
Basic rent expense (Note 5)	6,018,750
Overage rent (Note 5)	3,509,384
Real estate taxes	22,677,228
Payroll and related costs	21,866,938
Repairs and maintenance	13,730,856
Utilities	16,571,046
Supervisory fees (Note 5)	270,000
Professional fees	5,811,222
Insurance	7,961,856
Advertising (Note 2)	2,589,120
Cleaning	2,070,116
Administrative	2,212,422
Depreciation (Note 2)	7,739,997
Amortization (Note 2)	2,526,920
Bad debts, net (Note 2)	3,367,364

Total Operating Expenses	118,923,219

Operating Income	45,335,941

Interest and Dividend Income	1,216,137

Income Before Minority Interest	46,552,078

Affiliated Minority Interest in Income (Note 2)	(11)

Net Income	$ 46,552,067

The accompanying notes are an integral part of this statement.

EMPIRE STATE BUILDING COMPANY L.L.C. AND AFFILIATE

CONSOLIDATED STATEMENT OF CHANGES IN MEMBERS’ EQUITY

Year Ended December 31,

2008

Members’ Equity - beginning of year,
as previously reported	$ 141,139,778

Prior Period Adjustments (Note 12)	44,456,619

Members’ Equity - beginning of year, as restated	185,596,397

Distributions	(3,600,000)

Net Income	46,552,067

Members’ Equity - end of year	$ 228,548,464

The accompanying notes are an integral part of this statement.

EMPIRE STATE BUILDING COMPANY L.L.C. AND AFFILIATE

CONSOLIDATED STATEMENT OF CASH FLOWS

Year Ended December 31,

2008

Cash Flows from Operating Activities:
Net income	$ 46,552,067
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	7,739,997
Amortization	2,526,920
Affiliated minority interest in income	11
Net change in operating assets and liabilities:
Accounts receivable	(272,105)
Rent receivable	253,694
Unbilled rent receivable	97,333
Prepaid expenses	(320,688)
Other assets	104,470
Accounts payable and accrued liabilities	175,423
Deferred income	606,796

Net Cash Provided by Operating Activities	57,463,918

Cash Flows from Investing Activities:
Property additions	(45,797,454)
Deferred charges - leasing commissions	(4,368,130)
Tenant improvement escrow, net	(6,052,434)

Net Cash Used in Investing Activities	(56,218,018)

Cash Flows from Financing Activities:
Members’ distributions	(3,600,000)
Due affiliates, net	(134,106)

Net Cash Used in Financing Activities	(3,734,106)

Net Decrease in Cash and Cash Equivalents	(2,488,206)

Cash and Cash Equivalents - beginning of year	51,517,464

Cash and Cash Equivalents - end of year	$ 49,029,258

The accompanying notes are an integral part of this statement.

EMPIRE STATE BUILDING COMPANY L.L.C. AND AFFILIATE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Nature of Business

Empire State Building Company L.L.C. (“ESB”) was originally organized on August 15, 1961 as a joint venture to lease and sublease the approximately 2,800,000 square foot office building and Observatory, more commonly known as the Empire State Building situated at 350 Fifth Avenue, New York, New York, (the “Property”).  At December 31, 2008, the Property was approximately 77% occupied.  On April 2, 1971, ESB converted from a joint venture to a general partnership.  On December 17, 2001, ESB converted from a general partnership to a New York limited liability company and is now known as Empire State Building Company L.L.C.  Although limited liability companies are unincorporated associations, their members have limited personal liability for the obligations or debts of the entity similar to stockholders of a corporation.

ESB commenced operations on August 15, 1961 and is to continue until the earlier of the complete disposition of all of the Company’s assets, unless sooner terminated pursuant to the Operating Agreement or by law.

On February 9, 1962, Empire State Building, Inc. (the “Observatory”) was formed to sublease from ESB and operate the observation decks located on the 86 th and 102nd floors of the Property.

EMPIRE STATE BUILDING COMPANY L.L.C. AND AFFILIATE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies

Principles of consolidation - The accompanying consolidated financial statements include the accounts of Empire State Building Company L.L.C. and Empire State Building, Inc., an affiliate through common ownership, which has been consolidated based on a controlling financial interest (collectively, the “Company”).

All significant intercompany accounts and transactions have been eliminated in consolidation.

Variable interest entities - FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities” (FIN 46), applies to the consolidated financial statements of the Company.  When a reporting entity (ESB) is the primary beneficiary of an entity that is a variable interest entity as defined in FIN 46, the variable interest entity must be consolidated into the financial statements of the reporting entity.

ESB has determined that the Observatory is a variable interest entity.  Accordingly, although ESB does not hold a controlling ownership interest in the Observatory, ESB consolidates the Observatory as ESB, pursuant to its lease agreement with the Observatory, receives a majority of the Observatory’s expected income and would be expected to absorb a majority of the Observatory’s expected losses.  The aggregate assets, liabilities and equity of the Observatory as of December 31, 2008 were $3,661,460, $3,603,224, and $58,236, respectively, and net income (net of rent paid to ESB) for the year then ended was $11.

Revenue recognition:

Empire State Building Company L.L.C. - Minimum rental revenue is recognized on a straight-line basis over the terms of the subleases.  The excess of rents so recognized over amounts contractually due pursuant to the underlying subleases is included in unbilled rents receivable on the accompanying balance sheet.  Leases generally contain provisions under which tenants reimburse the Company for a portion of property operating expenses, real estate taxes and other recoverable costs.  Receivables for escalation and expense reimbursements are accrued in the period the related expenses are incurred.  Rental payments received before they are recognized as income are recorded as deferred income.

ESB provides an estimated allowance for uncollectible rent receivable based upon an analysis of tenant receivables and historical bad debts, tenant concentrations, tenant credit worthiness, tenant security deposits (including letters of credit and lease guarantees provided by the tenant), current economic trends and changes in tenant payment terms.  Management believes no allowance is necessary for rent receivable as of December 31, 2008.  Unbilled rent receivable is shown net of an estimated allowance for doubtful accounts of $3,220,000 at December 31, 2008.

Bad debt expense is shown net of recoveries.

Empire State Building, Inc. - Admission fees are recognized as income when admission tickets are sold.  Ancillary income is recognized as income when earned.

The Observatory provides an estimated allowance for uncollectible accounts receivable based upon an analysis of accounts receivable and historical bad debts, customer credit worthiness, current economic trends and changes in payment terms.  Accounts receivable is shown net of an estimated allowance for doubtful accounts of $374,000 at December 31, 2008.

Cash and cash equivalents - The Company considers highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.  Cash equivalents consist of two money market mutual funds (Fidelity U.S. Treasury Income Portfolio and Capital One Bank Federated US Treasury Cash Reserves).

At times the Company has demand and other deposits with a bank in excess of federally insured limits.  The possibility of loss exists if the bank holding uninsured deposits were to fail.

The money market funds extended their participation to September 18, 2009 in the Temporary Guarantee Program for Money Market Funds established by the U.S. Treasury Department under which the U.S. Treasury guarantees that investors receive $1 for each money market fund share held up to the amount held as of September 19, 2008 (2,193,485 shares).

As of December 31, 2008, there were approximately $44,078,012 of money market funds in the Fidelity U.S. Treasury Income Portfolio not guaranteed.

Property - Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” requires that the Company review real estate assets for impairment whenever events or changes in circumstances indicate the carrying amount of assets to be held and used may not be recoverable.  Impairment losses are recognized when the estimated undiscounted cash flows expected to be generated by those assets are less than the assets’ carrying amount.  Impaired assets are recorded at their estimated fair value calculated based on the discounted cash flows expected to be generated by the asset.  No impairment loss has been recorded for the year ended December 31, 2008.

Depreciation and amortization - Depreciation is computed by the straight-line method over the estimated useful lives of forty years for the leasehold improvements and seven years for equipment.  The leasehold is being depreciated by the straight-line method over the term of the sublease.  Subtenant improvements, leasing commissions and leasing costs are amortized by the straight-line method over the terms of the related tenant leases.

Repairs and maintenance are charged to expense as incurred.  Expenditures which increase the useful lives of the assets are capitalized.

Income taxes - Empire State Building Company L.L.C. is not subject to federal, state and local income taxes and, accordingly, makes no provision for income taxes in its financial statements.  Empire State

Building Company L.L.C.’s taxable income or loss is reportable by its members.

Empire State Building, Inc. has elected to be taxed under the Subchapter S provisions of the Internal Revenue Code and applicable New York State income tax law effective January 1, 1971.  Accordingly, the Company has not provided for federal or state income taxes since all income is passed through directly to the stockholders for the year ended December 31, 2008.  The New York City income tax provision is not significant.

The Company has elected to defer the application of Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48), an interpretation of FASB Statement No. 109, Accounting for Income Taxes (FASB 109), as permitted by FASB Staff Position FIN 48-3.  FIN 48 is effective for the Company’s annual financial statements in fiscal years beginning after December 15, 2008.  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with FASB 109.

The determination of uncertain tax positions for these financial statements prior to the implementation of FIN 48 uses the tax positions reported on the Company's tax returns which are based on the requirements for filing tax returns under the various taxing authorities for the applicable fiscal period.  These filings may be subject to amendment or change during an examination by the various taxing authorities, which has not been considered in the determination of the Company's tax assets or liabilities included in these financial statements.  The technical merits of the Company's tax positions are derived from sources of authorities in the tax law (legislation and statutes. legislative intent, regulations. rulings. and case law) and their applicability to the facts and circumstances of the tax positions.  The Company is currently assessing the impact of FIN 48 on its financial statements.

Advertising - The Company expenses advertising costs as incurred.  The Company incurred advertising costs of $4,206,658 for the year ended December 31, 2008.

Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures.  Actual results could differ from those estimates.  The Company regards the allowance for uncollectible rents (including unbilled rent receivable) as being particularly sensitive.  Further, when tenants experience financial difficulties, uncertainties associated with assessing the recoverability of subtenant improvements and leasing commissions increase.

The real estate industry has historically been cyclical and sensitive to changes in economic conditions such as interest rates, credit availability and unemployment levels.  Changes in these economic conditions could affect the assumptions used by management in preparing the accompanying financial statements.

EMPIRE STATE BUILDING COMPANY L.L.C. AND AFFILIATE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. Members’ Equity	Profits, losses and distributions are allocated to the members pursuant to the Company’s Operating Agreement.
4. Deferred Charges	Deferred charges consist of the following as of December 31, 2008: Leasing commissions $ 22,608,831 Leasing costs 455,330 23,064,161 Less accumulated amortization 7,843,482 Total $ 15,220,679

EMPIRE STATE BUILDING COMPANY L.L.C. AND AFFILIATE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. Related Party Transactions

ESB (the “Lessee”) has entered into a lease agreement with Empire State Building Associates L.L.C. (the “Lessor”) which is currently set to expire on January 4, 2013.  The lease provides for an annual basic minimum rent equal to $6,018,750.  The lease provides for three successive renewal options of twenty-one years each, at an annual basic rent of $5,895,625 throughout all subsequent renewal terms.

In accordance with the 2 nd lease modification dated as of February 25, 2009, the minimum basic rent described above has been increased to cover debt service on the Lessor’s $31,500,000 second mortgage loan obtained on February 25, 2009 (the “Loan”).  The basic rent will be increased to cover debt service, but excluding certain principal payment amounts not part of scheduled debt service.  The principal amount of any refinancing of the Loan shall not exceed the then existing amount of debt plus refinancing costs.

The lease also provides for additional rent (“Overage Rent”) through all renewal terms equal to 50% of the Lessee’s annual net operating profit, as defined, in excess of $1,000,000, in each lease year.

In addition to the above, the Lessee is required to pay for all operating and maintenance expenses, real estate taxes, and necessary repairs and replacements, and keep the Property adequately insured against fire and accident.

A building improvement program (the “Program”) has been undertaken by the Company to maintain and enhance the Property and its competitive position. The Company estimates that the total costs of all Program-related projects will be approximately $625,000,000 over ten years.  Lessor intends to seek additional financing to fund future Property improvements and tenanting costs.

The Company funded the Program from operating revenues through 2008 and commencing in 2009 shall be reimbursed by Lessor for improvements and tenanting costs it has advanced to the extent of net Loan proceeds.  The Program (1) grants the ownership of improvements and tenanting costs funded by Lessor to Lessor and acknowledges Lessor’s desire to finance such costs through an increase in the fee mortgage, and (2) allows for the increased mortgage charges to be paid by Lessor from an equivalent increase in basic rent paid by the Company, all to the extent the Company joins Lessor in approving such mortgage increase.  Since additional rent will be decreased by one-half of that increase in basic rent, the net effect of the lease modification is to have the Company and Lessor share the costs of the Program equally, assuming the Company’s profitability continues to obligate it to pay further additional rent.

The Loan is scheduled to mature on May 1, 2012 and requires monthly payments of interest only at 6.5% per annum, payable monthly in arrears.  The mortgage may be prepaid at any time without penalty.

In connection with the Loan, the Company has assigned all subleases and rents to the lender as additional collateral.

The following is a schedule of future minimum rental payments as of December 31, 2008 (based on the current amount of the Lessor’s outstanding second mortgage obligation and assuming the Company exercises the upcoming renewal option on the lease):

Year ending December 31,

2009

$

7,780,000

2010

8,095,000

2011

8,095,000

2012

6,710,000

2013

5,900,000

Thereafter

117,970,000

$

154,550,000

Supervisory and other services are provided to the Company by its Supervisor, Wien & Malkin LLC (“Wien & Malkin”), a related party.  Beneficial interests in the Company are held directly or indirectly by one or more persons at Wien & Malkin and/or their family members.

Fees to Wien & Malkin for the year ended December 31, 2008 are as follows:

Basic supervisory fees

$

270,000

Fees and disbursements for

special supervisory services

236,327

Service fee on security deposit accounts

58,429

Total

$

564,756

In addition to the above service fees, Wien & Malkin was reimbursed $696,691 in 2008 for advances and expenses incurred in prior years relating to successful defense against various claims and final settlement agreement with Helmsley-Spear as described in Note 13 herein.

For administration and investment of each tenant security deposit account, Wien & Malkin has earned since 1973 a service fee of 1% of the account balance, which fee totaled $58,429 for the year ended December 31, 2008.  As this service fee is deducted from interest otherwise payable to tenants, these financial statements show no related expense to the Company.

Under separate agreements to which the Company is not a party, Wien & Malkin, members of Mr. Malkin’s immediate family and other persons having no management role or ownership interest in Wien & Malkin receive additional payments from investors in the Company in varying percentages, based upon current year distributions.  These third party payments do not impose any obligation upon the Company or affect its assets and liabilities.

Wien & Malkin also serves as supervisor for the Company’s Lessor and receives from Lessor a basic annual fee and a payment in respect of a profits interest based on distributions to Lessor’s investors.  Beneficial interests in Lessor are held directly or indirectly by one or more persons at Wien & Malkin and/or their family members.

EMPIRE STATE BUILDING COMPANY L.L.C. AND AFFILIATE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. Rental Income Under Operating Subleases

Future minimum rentals on a straight-line basis, assuming neither renewals nor extensions of leases which may expire during the periods, on noncancelable operating leases in effect at December 31, 2008 are as follows:

Years ending December 31,

2009

$

83,590,000

2010

77,800,000

2011

70,980,000

2012

64,580,000

2013

57,540,000

Thereafter

305,540,000

$

660,030,000

At December 31, 2008, one tenant, a wholesaler of perfume products comprised approximately 12% of future minimum rental income.

In connection with a lease entered into during 2008 the Company was required to escrow funds for the Company’s contribution for improvement work to be performed.  These funds will be disbursed as the work is completed (as defined).

7. Leasing Agreement

The Company has engaged CB Richard Ellis, Inc. (“CBRE”) as exclusive leasing agent for the Property.  For the year ended December 31, 2008 CBRE earned commissions totaling approximately $2,035,000, all of which have been capitalized.

EMPIRE STATE BUILDING COMPANY L.L.C. AND AFFILIATE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. Multiemployer Pension Plan

In connection with the Company’s collective-bargaining agreements with the Service Employees Janitorial Union - Local 32B-32J and the Central Pension Fund - Local 94, the Company participates with other companies in two defined benefit pension plans.  The plans cover all of the Company’s janitorial and engineering employees who are members of the union.  These plans are not administered by the Company and contributions are determined in accordance with provisions of negotiated labor contracts.  ESB incurred union pension and welfare expense (which is included in payroll and related costs) of approximately $3,785,000 for the year ended December 31, 2008.  ESB, Inc. incurred union pension and welfare expense of approximately $2,527,000 (which is included in payroll and related costs - see Note 11) for the year ended December 31, 2008.

Under the Employee Retirement Income Security Act of 1974, as amended by the Multiemployer Pension Plan Amendments Act of 1980, an employer is liable upon withdrawal or termination of a multiemployer plan for its proportionate share of the plan’s unfunded vested benefits liability.  Management has no intention of undertaking any action which could subject the Company to the obligation.

9. Pension Plan

The Company maintains a 401(k) defined contribution plan (the “Plan”) which covers substantially all employees of the Company who meet the eligibility requirements set forth in the Plan documents.

The Plan allows the Company to make discretionary employer contributions.  The provision for employer contributions was approximately $40,000 for the year ended December 31, 2008.  The Plan may be terminated at the option of the Company.

10. Fair Value of Financial Instruments

Cash and cash equivalents (including tenant improvement escrow), accounts receivable, accounts payable and accrued liabilities, and deferred income are carried at amounts which reasonably approximate their fair values, due to the short maturities of the instruments.

EMPIRE STATE BUILDING COMPANY L.L.C. AND AFFILIATE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. Observatory Operations

The operations of the Empire State Building Observatory are summarized as follows:

Income:

Admissions

$

63,631,182

Ancillary income

1,919,090

Other income

239,328

Credit card and other sales fees

(734,944)

Total Income

65,054,656

Expenses:

Payroll and related costs

12,540,010

Advertising

1,617,538

Commercial rent and other taxes

398,894

Repairs and maintenance

370,934

Professional fees

60,576

Administrative

466,785

Bad debts

413,201

Total Expenses

15,867,938

* Income per Empire State Building, Inc.

$

49,186,718

Revenue received directly by Empire State

Building Company L.L.C.:

Observatory license fees

4,110,657

Photography income

2,824,630

Other income

207,200

Observatory Income, net

$

56,329,205

* Prior to rent paid to ESB which eliminates in consolidation.

EMPIRE STATE BUILDING COMPANY L.L.C. AND AFFILIATE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. Prior Period Adjustments

Empire State Building Company L.L.C.’s members’ equity as of January 1, 2008 has been adjusted to conform treatment of certain items in prior years to generally accepted accounting principles.  In prior years, rental income was recognized pursuant to the lease terms rather than on a straight-line basis as required by generally accepted accounting principles.  In addition, subtenant improvements and deferred costs were expensed as incurred, rather than capitalized and amortized over their respective lease terms.  Also Variable Interest Entities were not consolidated in accordance with the requirements of FIN 46(R).

The following summarizes the effect of conforming these items to generally accepted accounting principles as of January 1, 2008 and the effect on net income for the year ended December 31, 2007:

Straight-line rent Subtenant improvements Accumulated depreciation and amortization Deferred charges - net Effects of not consolidating variable interests entities Total

Preceding Year

Affiliated

Preceding

Affiliated

Total

Total

Minority

Members’

Year

Minority Interest

Assets

Liabilities

Interest

Equity

Net Income

in Net Income

Increase

Increase

Increase

Increase

Increase

Increase

$

29,952,570

$

-

$

-

$

29,952,570

$

2,209,924

$

-

15,231,081

-

-

15,231,081

3,416,781

-

(903,029)

-

-

(903,029)

(1,215,981)

-

175,997

-

-

175,997

1,051,794

-

788,760

730,535

58,225

-

-

21

$

45,245,379

$

730,535

$

58,225

$

44,456,619

$

5,462,518

$

21

EMPIRE STATE BUILDING COMPANY L.L.C. AND AFFILIATE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. Litigation

The Company is a party to certain routine legal actions and complaints arising in the ordinary course of business.  In the opinion of management, all such matters are adequately covered by insurance, or, if not so covered, are without merit or are of such kind or involve such amounts, that an unfavorable disposition would not have a material effect on the financial position of the Company.

(1) 1997 Arbitration/Litigation Proceeding

Wien & Malkin LLC and Peter L. Malkin, a member in the Company, were engaged in a proceeding with Helmsley-Spear, Inc. commenced in 1997, concerning the management, leasing and supervision of the Property, in which Wien & Malkin and Mr. Malkin sought an order removing Helmsley-Spear.  In this connection, certain costs for legal and professional fees and other expenses were paid by Wien & Malkin and Mr. Malkin.  Wien & Malkin and Mr. Malkin have represented that such costs will be recovered only to the extent that (a) a competent tribunal authorizes payment by the Company or (b) an investor voluntarily agrees that his or her proportionate share be paid.  Accordingly, the Company’s allocable share of such costs is as yet undetermined, and the Company has not provided for the expense and related liability with respect to such costs in these financial statements.

The original action was commenced in June 1997 and was referred to arbitration.  The March 30, 2001 decision of the Arbitrators, which was confirmed by the court, (i) reaffirmed the right of the investors to vote to terminate Helmsley-Spear without cause, (ii) dismissed Helmsley-Spear’s claims against Wien & Malkin and Peter Malkin, and (iii) rejected the termination of Helmsley-Spear for cause.  The parts of the decision under appeal were initially affirmed by the Appellate Division, and the New York Court of Appeals declined to review such ruling.  On October 6, 2003, the United States Supreme Court granted Wien & Malkin’s petition, vacated the judgment of the Appellate Division and remanded the case to the New York court.

On October 14, 2004, the Appellate Division issued a unanimous decision reversing the Arbitrators.  The Appellate Division decided (i)  that there was a covert assignment without the Company’s knowledge or consent and (ii) that the corporation controlled by Irving Schneider and now named “Helmsley-Spear,” which had represented itself to be the Company’s managing agent since September 1997, in fact never received a valid assignment to become the Company’s managing agent.  The Company’s previously authorized managing agent, the original corporation named “Helmsley-Spear,” was owned by Harry B. Helmsley and had become inactive.  On February 21, 2006, the Court of Appeals reversed the decision of the Appellate Division and reinstated the decision of the Arbitrators, including items (i), (ii) and (iii) in the preceding paragraph.  On July 21, 2006, Wien & Malkin filed a certiorari petition seeking review by the U.S. Supreme Court, which it later withdrew as part of the August 29, 2006 settlement agreement terminating claims broadly by exchange of general releases between Helmsley-Spear, Irving Schneider, and their related parties, on one hand, and Leona M. Helmsley, Peter L. Malkin, Wien & Malkin, various property owners supervised by Wien & Malkin, and their related parties, on the other.

(2) 1998-2002 Irving Schneider Actions against the Company’s Supervisor and Member

In January 1998, Irving Schneider, who was then one of the controlling principals of Helmsley-Spear and has never had a record or beneficial interest in the Company, brought litigation against the Company’s supervisor, Wien & Malkin, and member, Peter L. Malkin, claiming misconduct and seeking damages and disqualification from performing services for the Company.  In March 2002, the court dismissed Mr. Schneider’s claims.  Although Mr. Schneider thereafter appealed the dismissal, the claim was withdrawn prior to 2006.

Also in April 2002, an attorney whose fees were reportedly paid by Mr. Schneider submitted to the Departmental Disciplinary Committee of the Appellate Division of the Supreme Court of New York, First Department, copies of Mr. Schneider’s complaints in the foregoing and related litigation with such attorney’s letter asserting that the activities of Mr. Malkin and Wien & Malkin, as alleged in those complaints, violated the Code of Professional Responsibility.  No action was ever taken by the Disciplinary Committee against Mr. Malkin or Wien & Malkin regarding any of these matters.

During 2002, acting upon a complaint of Mr. Schneider and his attorney, the Manhattan District Attorney’s Office conducted an investigation of Mr. Malkin and Wien & Malkin regarding Wien & Malkin’s receipt of a 1% fee for administering the tenant security accounts of the Company and other supervised entities.  Wien & Malkin made submissions through counsel to show that the fee was expressly permitted under statute and was in accord with prior agreement.  By letter dated July 23, 2002, the District Attorney’s Office advised that it had concluded its investigation and that no charge would be brought against Mr. Malkin or Wien & Malkin.

In accord with a written legal opinion from Thelen Reid & Priest dated April 29, 2005, both Wien & Malkin and Mr. Malkin are entitled to reimbursement from  the Company for their expenses to various service providers (including Dewey, Pegno & Kramarsky and Wien & Malkin) in the successful defense against all these Section (2) claims to the extent relating to the Company, as follows: (a) $238,069 for the successful defense against the 1998-2002 litigations, (b) $39,621 for the successful defense against Mr. Schneider’s complaint to the District Attorney, and (c) $13,827 for the successful defense against the related complaint to the Disciplinary Committee.  These reimbursements were deferred without any charge for interest until the Company’s operations were stabilized and its cash and borrowing position permitted payment in June 2008.

All reimbursed expenses funded by the Company under this Section (2) were deducted in computing Overage Rent under the Lease with the Company’s Lessor.  Accordingly, the Company effectively bore only 50% of such expenses.

(3) 2006 Settlement Agreement

As stated above, the August 29, 2006 settlement agreement terminated Helmsley-Spear, Inc. as managing and leasing agent at the Property as of August 30, 2006.  The Company is now self-managing the Property, and CB Richard Ellis has been engaged as the new leasing agent.

Based upon relative building area and revenue among all the properties at which Helmsley-Spear was terminated pursuant to the settlement agreement, the Company’s allocable share of the contract settlement payment was $3,056,000.  Such amount was funded during 2006 with $1,834,000 from the Company’s cash reserves and $1,222,000 by a capital contribution to the Company from Mrs. Helmsley.  There was no change in Mrs. Helmsley’s share of the Company’s distributions and profits as a result of such capital contribution, but an equivalent amount of the settlement expense was allocated to her.

The Company’s allocable share of the fees to service providers (including Dewey, Pegno & Kramarsky and Wien & Malkin) in connection with the settlement and related transition is $405,174, including preparation of a draft solicitation for a vote to remove Helmsley-Spear, submission to the Real Estate Board of New York of claims regarding Helmsley-Spear, negotiation and conclusion of the settlement agreement, and conclusion of a new leasing agreement with CB Richard Ellis.  These fees were advanced by Wien & Malkin without any charge for interest and, pursuant to consent of the Company’s members, reimbursed by the Company in June 2008.

The expenses funded by the Company under this Section (3) were deducted in computing Overage Rent under the Lease with the Company’s Lessor.  Accordingly, the Company effectively bore only 50% of such expenses.

EMPIRE STATE BUILDING COMPANY L.L.C. AND AFFILIATE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14. Subsequent Events	On March 4, 2009 the Company distributed $29,840,000 to its members.

EMPIRE STATE BUILDING COMPANY L.L.C. AND AFFILIATE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS