Form 10-Q
period 2009-06-30
EMPIRE STATE BUILDING ASSOCIATES L.L.C.
filed 2009-10-06
CIK 32776

Empire State Building Associates L.L.C.

June 30, 2009

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

[x]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

OR

[ ]

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ___________

Commission file number 0-827

EMPIRE STATE BUILDING ASSOCIATES L.L.C.

(Exact name of Registrant as specified in its charter)

A New York Limited Liability Company

13-6084254

(State or other jurisdiction of

(I.R.S. Employer

incorporation or organization)

Identification No.)

One Grand Central Place

60 East 42nd Street

 New York, New York 10165

(Address of principal executive offices)

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

Smaller Reporting Company [X]

Empire State Building Associates L.L.C.

June 30, 2009

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

Empire State Building Associates L.L.C.

(A Limited Liability Company)

Condensed Consolidated Balance Sheets

(Unaudited)

Assets:	June 30, 2009	December 31, 2008
Real Estate:
Building	$38,933,801	$38,933,801
Less, accumulated depreciation	7,196,913	6,697,782
	31,736,888	32,236,019
Building improvements	4,773,369	-
Less, accumulated depreciation	20,399	-
	4,752,970	-
Building Improvements in progress	5,389,208	-
Land	21,550,588	21,550,588
Total real estate	63,429,654	53,786,607

Cash and cash equivalents	28,128,888	9,649,212

Restricted cash re: mortgage interest – Capital One bank	1,879,668	879,781
Rent due from Empire State Building Company L.L.C., a related party	154,675	9,384
Receivable from participants re:
NYS estimated tax	96,980	79,315
Other assets	100,000	-

Mortgage financing costs	3,358,658	1,796,287
Less, accumulated amortization	1,457,147	1,205,009
Mortgage financing costs, net	1,901,511	591,278
Total assets	$95,691,376	$64,995,577

Empire State Building Associates L.L.C.

June 30, 2009

Empire State Building Associates L.L.C.

(A Limited Liability Company)

Condensed Consolidated Balance Sheets

(Unaudited)

	June 30, 2009	December 31, 2008

Liabilities and Members’ Equity Liabilities:
Mortgages payable	$ 92,000,000	$ 60,500,000
Accrued interest payable	498,333	338,632
Building improvement costs payable	965,165	-
Total liabilities	93,463,498	60,838,632
Commitments and contingencies	-	-
Members’ equity	2,227,878	4,156,945

Total liabilities and members’ equity	$95,691,376	$64,995,577

See notes to condensed consolidated financial statements.

Empire State Building Associates L.L.C.

June 30, 2009

Empire State Building Associates L.L.C.

(A Limited Liability Company)

Condensed Consolidated Statements of Operations

(Unaudited)

	For the	Three Months	For the	Six Months
	Ended	June 30,	Ended	June 30,
	2009	2008	2009	2008
Revenues:
Rent income from a related party	$2,016,287	$1,504,688	$3,760,300	$3,009,375
Dividend and interest income	22,219	34,789	36,005	170,302
Total revenues	2,038,506	1,539,477	3,796,305	3,179,677
Expenses:
Interest on mortgages	1,511,611	994,049	2,744,986	1,988,097
Supervisory services, to a related party	39,854	39,854	79,708	79,708
Depreciation of building & improvements	269,964	249,565	519,530	499,131
Amortization of mortgage financing costs	166,650	44,907	252,138	89,814
Fees and miscellaneous, including amounts paid to a related party	122,202	41,259	184,343	105,581
Total expenses	2,110,281	1,369,634	3,780,705	2,762,331
Net income (loss)	$(71,775)	$169,843	$15,600	$417,346
Earnings (loss) per $10,000 participation unit, based on 3,300 participation units outstanding during the period	$(21.75)	$51.47	$4.73	$126.47
Distributions per $10,000 participation unit consisted of the following:
Income	$ 0	$ 51.47	$ 4.73	$ 126.47
Return of capital	294.64	243.17	584.56	4,514.50
Total distributions	$294.64	$294.64	$589.29	$4,640.97

At June 30, 2009 and 2008, there were 3,300 units (at $10,000 per unit) of participation units outstanding.

See notes to condensed consolidated financial statements.

Empire State Building Associates L.L.C.

June 30, 2009

Empire State Building Associates L.L.C.

(A Limited Liability Company)

Condensed Consolidated Statements of Members’ Equity

(Unaudited)

	For the	For the Year
	Six Months Ended	Ended
	June 30, 2009	December 31, 2008
Members’ equity:
January 1, 2009	$4,156,945
January 1, 2008		$17,219,919
Add, net income:
January 1, 2009 through June 30, 2009	15,600	-0-
January 1, 2008 through December 31, 2008	-0-	4,196,903
	4,172,545	21,416,822
Less, distributions:
Monthly distributions
January 1, 2009 through June 30, 2009	1,944,667	-0-
January 1, 2008 through December 31, 2008	-0-	3,889,333
Additional distribution on March 6, 2008	-0-	13,370,544

Total distributions	1,944,667	17,259,877

Members’ equity:
June 30, 2009	$2,227,878
December 31, 2008		$4,156,945

See notes to condensed consolidated financial statements.

Empire State Building Associates L.L.C.

June 30, 2009

Empire State Building Associates L.L.C.

(A Limited Liability Company)

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months	For the Six Months
	Ended	Ended
	June 30, 2009	June 30, 2008
Cash flows from operating activities:
Net income	$ 15,600	$ 417,346
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation of building & improvements	519,530	499,131
Amortization of mortgage financing costs	252,138	89,814
Changes in operating assets and liabilities:
Additional rent due to/from sublessee	(145,291)	(974,251)
Accrued mortgage interest	159,701	(10,924)
Accrued supervisory services	-0-	(853,439)
Net cash provided by (used in) operating activities	801,678	(832,323)

Cash flows from investing activities:
Purchase of building improvements	(9,197,412)	-0-

Net cash used in investing activities	(9,197,412)	-0-

Cash flows from financing activities:
Change in receivable from participants	(17,665)	225,566
Change in restricted cash	(999,887)	(965,787)
Financing costs	(1,562,371)	-0-
Proceeds of second mortgage	31,500,000	-0-
Cash distributions to participants	(1,944,667)	(15,315,210)
Change in other assets	(100,000)	-0-
Net cash provided by (used in) financing activities	26,875,410	(16,280,997)
Net increase (decrease) in cash and cash equivalents	18,479,676	(16,887,754)
Cash and cash equivalents,
beginning of period	9,649,212	23,161,493
Cash and cash equivalents, end of period	$ 28,128,888	$ 6,273,739
Cash paid for: Interest	$ 2,585,285	$ 1,999,021

Net cash used in investing activities excludes a $965,165 increase in building improvement costs payable for the six months ended June 30, 2009.

See notes to condensed consolidated financial statements.

Empire State Building Associates L.L.C.

June 30, 2009

Notes to Condensed Consolidated Financial Statements (unaudited)

Note A Interim Period Reporting

In the opinion of management, the accompanying unaudited condensed consolidated financial statements of Empire State Building Associates L.L.C. (the “Registrant”) reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of Registrant as of June 30, 2009, its results of operations for the three months and six months ended June 30, 2009 and 2008 and its cash flows for the six months ended June 30, 2009 and 2008.  The condensed consolidated financial statements include the accounts of the Registrant and its wholly-owned limited liability company, Empire State Land Associates L.L.C.  All intercompany accounts and transactions have been eliminated in consolidation. Information included in the condensed balance sheet as of December 31, 2008 has been derived from the audited balance sheet included in Registrant's Form 10-K for the year ended December 31, 2008 (the "10-K") previously filed with the Securities and Exchange Commission (the "SEC").  Pursuant to rules and regulations of the SEC, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from these consolidated financial statements unless significant changes have taken place since the end of the most recent fiscal year.  Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto and the other information contained in the 10-K.  The consolidated results of operations for the three and six months ended June 30, 2009 are not necessarily indicative of the results to be expected for any interim period or the full year.

Note B Recent Accounting Pronouncements

In May 2009, the FASB issued SFAS No. 165, "Subsequent Events," which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. SFAS No. 165 provides guidance on the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date.  Registrant adopted SFAS No. 165 during the second quarter of 2009.

In July 2009, the FASB issued SFAS No. 168, "Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles." The FASB Accounting Standards Codification ("Codification") will become the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission ("SEC") under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification will supersede all then-existing non-SEC accounting and reporting standards. SFAS 168 is effective for interim and annual periods ending after September 15, 2009.  In the FASB's view, the issuance of SFAS 168 and the Codification will not change GAAP, and therefore Registrant does not expect the adoption of SFAS 168 to have an effect on its consolidated financial statements or disclosures.

Note C Organization

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

Note D Purchase of Fee Title to The Empire State Building and Land Thereunder, Mortgage Debt, and Related Depreciation and Amortization

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

Restricted cash at June 30, 2009 represents funds in an interest-bearing account held at Capital One Bank pursuant to the terms of the First Mortgage, to be used monthly to satisfy a portion ($166,167) of Registrant’s mortgage interest obligation. On March 25, 2009, Registrant deposited an additional $2,000,000 into this restricted account under the same conditions and will continue to do so annually hereafter.

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

The estimated fair value of Registrant’s mortgage debt based upon available market information approximated its carrying value at June 30, 2009.

The Building and Building improvements are being depreciated on the straight-line basis over their estimated useful lives of 39 years. Mortgage financing costs, totaling $3,358,658, are being amortized ratably over the life of the respective mortgages.

Note E Sublease

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

In accordance with the 2 nd lease modification dated February 25, 2009, Basic Rent described above has been increased to cover debt service on the $31,500,000 Second Mortgage that closed on February 25, 2009.  Basic Rent will be increased to cover debt service on any additional borrowings for improvements and tenanting costs and on any refinancing of such debt so long as the aggregate amount refinanced does not exceed the then existing amount of debt plus refinancing costs.

Additional Rent and other accumulated interest and dividend income are distributed annually after deduction for any additional payment described in Note F below, set-aside of $2,000,000 to satisfy a portion of Registrant’s First Mortgage interest obligation, other expenses and additions to reserves management judges to be suitable under the circumstances.  For 2008, Sublessee reported net operating profit of $8,018,768; therefore, Additional Rent of $3,509,384 was earned for the year ended December 31, 2008. Since it is not practicable to estimate Additional Rent for the lease year ending on the ensuing December 31 st which would be allocable to the first six months of the lease year until Sublessee, pursuant to the Sublease, renders to Registrant a report on the operation of the Property, Registrant recognizes Additional Rent when earned from the Sublessee at the close of the lease year ending December 31 st. The cost of improvements to be incurred by the Sublessee will reduce Additional Rent but should have no effect on the payment of Basic Rent to Registrant.

Sublessee is a New York limited liability company in which Peter L. Malkin is a member and entities for Peter L. Malkin’s family members are beneficial owners.

Note F Supervisory Services

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

Pursuant to the fee arrangements described herein, Registrant incurred supervisory service fees of $79,708 attributable to the Basic Payment for supervisory services for each of the six-month periods ended June 30, 2009 and 2008. No remuneration was paid during the six-month periods ended June 30, 2009 and 2008 by Registrant to any of the Members as such.

Supervisor also receives an additional payment equal to 6% of distributions to the Participants in Registrant. For tax purposes, such additional payment is recognized as a profits interest and the Supervisor is treated as a member, all without modifying each Participant’s distributive share of reportable income and cash distributions.

Reference is made to Note E above for a description of the terms of the Sublease between Registrant and Sublessee.  The respective interests of the Members in Registrant and in Sublessee arise solely from ownership of their respective Participations in Registrant and, in the case of Peter L. Malkin, his family entities' ownership of member interests in Sublessee.  The Members as such receive no extra or special benefit not shared on a pro rata basis with all other Participants in Registrant or members in Sublessee.  However, all of the Members hold senior positions at Supervisor (which supervises Registrant and Sublessee) and may, by reason of their positions at Supervisor, receive income attributable to supervisory or other remuneration paid by Registrant to Supervisor.

Note G Subsequent Events

Registrant has performed an evaluation of subsequent events through October 6, 2009, which is the date the financial statements were filed.

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

Financial Condition and Results of Operations

At the time of its organization, Registrant acquired the Master Lease of the Property subject to the Sublease.  Basic Rent received by Registrant was used to pay annual rent due under the Master Lease and the Basic Payment for supervisory services to Supervisor; the balance of such Basic Rent was distributed to the Participants.  Currently, Basic Rent received by Registrant is used to pay the Basic Payment and a portion of debt service on the Mortgage; the balance of such Basic Rent is distributed to the Participants.  Additional Rent and any interest and dividends accumulated thereon less any expenses and addition to reserves are distributed to the Participants after the additional payment to Supervisor.  See Note E to the condensed consolidated financial statements herein.  Pursuant to the Sublease, Sublessee has assumed responsibility for the condition, operation, repair, maintenance and management of the Property.  Registrant is not required to maintain liquid assets to defray any operating expenses of the Property.

Registrant does not pay dividends.  During the six-month period ended June 30, 2009, Registrant made regular monthly distributions of $98.21 for each $10,000 Participation ($1,178.52 per annum for each $10,000 Participation).  There are no restrictions on Registrant’s present or future ability to make distributions; however, the amount of such distributions, particularly distributions of Additional Rent, depends solely on the ability of Sublessee to make payments of Basic Rent and Additional Rent to Registrant in accordance with the terms of the Sublease.  Registrant expects to make distributions in the future to the extent it receives the payments provided for under the Sublease.

During March 2009 Registrant did not make any additional distribution of Additional Rent received for the year ending December 31, 2008 to Participants but added to the contingency reserves of Registrant after setting aside $2,000,000 to satisfy a portion of Registrant’s First Mortgage interest obligation. See Notes E and F to the condensed financial statements herein; and see below in “Liquidity, Capital Resources and Distributions” regarding Registrant’s anticipated inability to pay additional distributions during next several years.

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

Total revenues increased for the three and six-month periods ended June 30, 2009 as compared with the corresponding periods of the prior year. The increase was the net result of an increase in Basic Rent income to cover an increase in debt service and a decrease in dividend and interest income for the three and six-month periods as compared with the corresponding periods of the prior year.

Total expenses increased for the three and six-month periods ended June 30, 2009 as compared with the corresponding periods of the prior year.  The increase was the result of an increase in interest expense, depreciation of building improvements, amortization of mortgage financing costs relating to the Second Mortgage and fees and miscellaneous expense for the three and six-month periods as compared with the corresponding periods of the prior year.

Liquidity, Capital Resources and Distributions

Registrant’s liquidity has increased as of June 30, 2009, as compared with June 30, 2008 due to the Second Mortgage proceeds and Registrant’s increased cash balance maintained for contingencies. Recent adverse developments in credit and investment markets have impaired liquidity in the market in general and may negatively impact Registrant and/or space tenants at the Building.  Any such impact should be ameliorated by the fact that (a) each of Registrant and its Sublessee has very low debt in relation to asset value, (b) the maturity of Registrant’s existing and planned debt will not occur within the next 34 months, and (c) the Building’s rental revenue is derived from a substantial number of tenants in diverse businesses with lease termination dates spread over numerous years.

No amortization payments are due under the mortgages to reduce the outstanding principal balance prior to maturity. Furthermore, Registrant does not maintain any reserve to cover the principal payment of mortgage indebtedness at maturity.  Therefore, repayment of the mortgages will depend on Registrant’s ability to arrange a refinancing.  Assuming that the Real Estate continues to generate an annual net profit in future years comparable to that in past years, and assuming further that real estate capital and operating markets return to more stable patterns, consistent with long-term historic real estate trends in the geographic area in which the Real Estate is located, Registrant anticipates that the value of the Real Estate will be in excess of the amount of the mortgage balances at maturity.

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

Registrant has no requirement to maintain substantial reserves to defray any operating expenses of the Real Estate.

Registrant has the following contractual obligations:

Payments due by period

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt Obligations	$92,000,000	$ 0	$92,000,000	$0	$0
Interest Obligations	17,186,813	6,063,056	11,123,757	0	0
Capital Lease Obligations	0	0	0	0	0
Purchase Obligations	0	0	0	0	0
Other Long-Term Liabilities Reflected on the Registrant's Balance Sheet	0	0	0	0	0
Total	$109,186,813	$6,063,056	$103,123,757	$ 0	$ 0

Sublessee is to maintain the Building as a high-class office building as required by the terms of the Sublease.

Based on Sublessee’s review of the need for upgrades and improvements to the Property, Registrant has incurred improvement costs of approximately $10,160,000 for the six months ended June 30, 2009 of which approximately $4,773,000 is in service at June 30, 2009.  Sublessee estimates that the total cost of all projects will be approximately $625,000,000 over 10 years, including sprinklering of the building of approximately $30,000,000 required by Local Law #26.

The Sublessee has not achieved its own required internal approvals for such financing beyond approximately $71,500,000 including the $31,500,000 Second Mortgage and now anticipates that its operating cash flow will thus continue to be dedicated largely to the ongoing improvement costs, greatly reducing or eliminating both (a) Sublessee’s payment of Additional Rent and (b) Registrant’s ability to make extra distributions to Participants.

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

Security Ownership

As of June 30, 2009, the Members of Registrant owned of record and beneficially an aggregate of $23,334 of Participations in Registrant, representing less than .071% of the currently outstanding Participations therein totaling $33,000,000.

As of June 30, 2009, certain of the Members of Registrant held additional Participations as follows:

Entities for the benefit of members of Peter L. Malkin's family owned of record and beneficially $991,247 of Participations. Peter L. Malkin disclaims any beneficial ownership of such Participations, except that related trusts are required to complete scheduled payments to Peter L. Malkin.

Peter L. Malkin owned of record as trustee or co-trustee, but not beneficially, $516,667 of Participations.  Peter L. Malkin disclaims any beneficial ownership of such Participations.

Anthony E. Malkin owned of record as trustee or co-trustee, but not beneficially, $38,333 of Participations.  Anthony E. Malkin disclaims any beneficial ownership of such Participations.

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

Item 4T.

Controls and Procedures.

(a)

Evaluation of disclosure controls and procedures. The Supervisor after evaluating the effectiveness of Registrant’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of June 30, 2009, the end of the period covered by this report, has concluded that as of that date that Registrant’s disclosure controls and procedures were effective and designed to ensure that material information relating to Registrant would be made known to him by others within those entities on a timely basis.

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

Empire State Building Associates L.L.C.

June 30, 2009

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

Empire State Building Associates L.L.C.

June 30, 2009

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

Date: October 6, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the undersigned as Attorney-in-Fact for each of the Members in Registrant, pursuant to the Power, on behalf of Registrant on the date indicated.

By:

/s/ Mark Labell

Mark Labell, Attorney-in-Fact*

Date: October 6, 2009

_____________________________________________________________________

*Mr. Labell supervises accounting functions for Registrant.

Empire State Building Associates L.L.C.

June 30, 2009

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

Date: October 6, 2009

By /s/ Mark Labell

Name: Mark Labell

Title: Senior Vice President, Finance

Wien & Malkin LLC (now re-named “Malkin Holdings LLC”), Supervisor of Empire State Building Associates L.L.C.

Empire State Building Associates L.L.C.

June 30, 2009

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

Date: October 6, 2009

By /s/ Mark Labell

Name: Mark Labell

Title: Senior Vice President, Finance

Wien & Malkin LLC (now re-named “Malkin Holdings LLC”), Supervisor of Empire State Building Associates L.L.C.

Empire State Building Associates L.L.C.

June 30, 2009

Exhibit 32.1

Empire State Building Associates L.L.C.

Certification Pursuant to 18 U.S.C., Section 1350 as adopted

Pursuant to Section 906

of Sarbanes – Oxley Act of 2002

The undersigned, Mark Labell, is signing this Chief Executive Officer certification as Senior Vice President, Finance of Wien & Malkin LLC (now re-named “Malkin Holdings LLC”), the supervisor* of Empire State Building Associates L.L.C. (“Registrant”) to certify that:

1.

the Quarterly Report on Form 10-Q of Registrant for the period ended June 30, 2009 (the “Report”) fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934(15 U.S.C. 78m or 78o(d)); and

2.

the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Registrant.

Dated: October 6, 2009

By /s/ Mark Labell

Mark Labell

Senior Vice President, Finance

Wien & Malkin LLC (now re-named “Malkin Holdings LLC”), Supervisor

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

June 30, 2009

Exhibit 32.2

Empire State Building Associates L.L.C.

Certification Pursuant to 18 U.S.C., Section 1350 as adopted

Pursuant to Section 906

of Sarbanes – Oxley Act of 2002

The undersigned, Mark Labell, is signing this Chief Financial Officer certification as a senior member of the financial/accounting staff of Wien & Malkin LLC (now re-named “Malkin Holdings LLC”), the supervisor* of Empire State Building Associates L.L.C. (“Registrant”), to certify that:

1.

the Quarterly Report on Form 10-Q of Registrant for the period ended June 30, 2009 (the “Report”) fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934(15 U.S.C. 78m or 78o(d)); and

2.

the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Registrant.

Dated: October 6, 2009

By /s/ Mark Labell

Mark Labell

Senior Vice President, Finance

Wien & Malkin LLC (now re-named “Malkin Holdings LLC”), Supervisor

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