Form 10-Q
period 2009-09-30
EMPIRE STATE BUILDING ASSOCIATES L.L.C.
filed 2010-02-04
CIK 32776

Empire State Building Associates L.L.C.

September 30, 2009

 FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

[x]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Smaller Reporting Company [X]

Empire State Building Associates L.L.C.

September 30, 2009

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

Empire State Building Associates L.L.C.

(A Limited Liability Company)

Condensed Consolidated Balance Sheets

(Unaudited)

Assets:	September 30, 2009	December 31, 2008
Real Estate:
Building	$38,933,801	$38,933,801
Less, accumulated depreciation	7,446,479	6,697,782
	31,487,322	32,236,019
Building improvements	10,159,096	-
Less, accumulated depreciation	85,521	-
	10,073,575	-
Building Improvements in progress	3,481	-
Land	21,550,588	21,550,588
Total real estate	63,114,966	53,786,607

Cash and cash equivalents	21,975,990	9,649,212

Restricted cash re: mortgage interest – Capital One Bank	1,382,267	879,781
Rent due from sublessee	13,090	9,384
Receivable from participants re:
NYS estimated tax	103,715	79,315
Due from sublessee	5,305,579	-
Other assets	100,000	-

Mortgage financing costs	3,358,658	1,796,287
Less, accumulated amortization	1,623,798	1,205,009
Mortgage financing costs, net	1,734,860	591,278
Total assets	$93,730,467	$64,995,577

Liabilities and Members’ Equity Liabilities:
Mortgages payable	$ 92,000,000	$ 60,500,000
Accrued interest payable	498,333	338,632
Total liabilities	92,498,333	60,838,632
Commitments and contingencies	-	-
Members’ equity	1,232,134	4,156,945

Total liabilities and members’ equity	$93,730,467	$64,995,577

See notes to condensed consolidated financial statements.

Empire State Building Associates L.L.C.

September 30, 2009

Empire State Building Associates L.L.C.

(A Limited Liability Company)

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008
Revenues:

Rent income from a related party	$2,022,103	$1,504,688	$5,782,403	$4,514,063
Dividend and interest income	10,543	30,981	46,548	201,284
Total revenues	2,032,646	1,535,669	5,828,951	4,715,347
Expenses:
Interest on mortgage	1,528,222	1,004,972	4,273,208	2,993,069
Supervisory services, to a related party	39,855	39,854	119,563	119,563
Depreciation of building & improvements	314,688	249,564	834,218	748,697
Amortization of mortgage financing costs	166,651	44,907	418,789	134,721
Fees and miscellaneous, including amounts paid to a related party	6,641	98,612	190,984	204,193
Total expenses	2,056,057	1,437,909	5,836,762	4,200,243

Net income (loss)	$(23,411)	$97,760	$(7,811)	$515,104

Earnings (loss) per $10,000 participation unit, based on 3,300 participation units outstanding during the period	$(7.10)	$29.63	$(2.37)	$156.10
Distributions per $10,000 participation unit consisted of the following:
Income	$ 0	$ 29.63	$ 0	$ 156.10
Return of capital	294.64	265.01	883.93	4,779.52
Total distributions	$294.64	$294.64	$ 883.93	$4,935,62

At September 30, 2009 and 2008, there were 3,300 units (at $10,000 per unit) of participation units outstanding.

See notes to condensed consolidated financial statements.

Empire State Building Associates L.L.C.

September 30, 2009

Empire State Building Associates L.L.C.

(A Limited Liability Company)

Condensed Consolidated Statements of Members’ Equity

(Unaudited)

	For the	For the Year
	Nine Months Ended	Ended
	September 30, 2009	December 31, 2008
Members’ equity:
January 1, 2009	$4,156,945
January 1, 2008		$17,219,919
Add, net income (loss):
January 1, 2009 through September 30, 2009	(7,811)	-0-
January 1, 2008 through December 31, 2008	-0-	4,196,903
	4,149,134	21,416,822
Less, distributions:
Monthly distributions
January 1, 2009 through September 30, 2009	2,917,000	-0-
January 1, 2008 through December 31, 2008	-0-	3,889,333
Additional distribution on March 6, 2008	-0-	13,370,544

Total distributions	2,917,000	17,259,877

Members’ equity:
September 30, 2009	$1,232,134
December 31, 2008		$4,156,945

See notes to condensed consolidated financial statements.

Empire State Building Associates L.L.C.

September 30, 2009

Empire State Building Associates L.L.C.

(A Limited Liability Company)

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months	For the Nine Months
	Ended	Ended
	September 30, 2009	September 30, 2008
Cash flows from operating activities:
Net income (loss)	$ (7,811)	$ 515,104
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation of building & improvements	834,218	748,697
Amortization of mortgage financing costs	418,789	134,721
Changes in operating assets and liabilities:
Rent due to/from sublessee	(3,706)	(974,251)
Accrued interest payable	159,701	(10,924)
Accrued supervisory services	-0-	(853,439)
Net cash provided by (used in) operating activities	1,401,191	(440,092)

Cash flows from investing activities:
Purchase of building improvements and improvements in progress	(10,162,577)	-0-
Due from sublessee	(5,305,579)	-0-
Net cash used in investing activities	(15,468,156)	-0-

Cash flows from financing activities:
Change in receivable from participants	(24,400)	200,123
Change in restricted cash	(502,486)	(473,061)
Financing costs	(1,562,371)	-0-
Proceeds of second mortgage	31,500,000	-0-
Distributions to participants	(2,917,000)	(16,287,544)
Change in other assets	(100,000)	-0-
Net cash provided by (used in) financing activities	26,393,743	(16,560,482)

Net increase (decrease) in cash and cash equivalents	12,326,778	(17,000,574)
Cash and cash equivalents,
beginning of period	9,649,212	23,161,493
Cash and cash equivalents, end of period	$ 21,975,990	$ 6,160,919

Cash paid for:
Interest	$ 4,113,507	$ 3,003,993

See notes to condensed consolidated financial statements.

Empire State Building Associates L.L.C.

September 30, 2009

Notes to Condensed Consolidated Financial Statements (unaudited)

Note A Interim Period Reporting

In the opinion of management, the accompanying unaudited condensed consolidated financial statements of Empire State Building Associates L.L.C. (the “Registrant”) reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of Registrant as of September 30, 2009, its results of operations for the three months and nine months ended September 30, 2009 and 2008 and its cash flows for the nine months ended September 30, 2009 and 2008.  The condensed consolidated financial statements include the accounts of the Registrant and its wholly-owned limited liability company, Empire State Land Associates L.L.C.  All intercompany accounts and transactions have been eliminated in consolidation. Information included in the condensed balance sheet as of December 31, 2008 has been derived from the audited balance sheet included in Registrant's Form 10-K for the year ended December 31, 2008 (the "10-K") previously filed with the Securities and Exchange Commission (the "SEC").  Pursuant to rules and regulations of the SEC, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from these consolidated financial statements unless significant changes have taken place since the end of the most recent fiscal year.  Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto and the other information contained in the 10-K.  The consolidated results of operations for the three and nine months ended September 30, 2009 are not necessarily indicative of the results to be expected for any interim period or the full year.

Note B Recent Accounting Pronouncements

In May 2009, the FASB issued ASC Topic 855 (formerly SFAS No. 165, Subsequent Events).  This statement establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. ASC Topic 855 provides guidance on the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. Registrant adopted ASC Topic 855 during the second quarter of 2009.

In June 2009, the FASB issued FASB ASC Topic 105, Generally Accepted Accounting Principles , which establishes the FASB Accounting Standards Codification as the sole source of authoritative generally accepted accounting principles (“GAAP”) to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification will supersede all then-existing non-SEC accounting and reporting standards. The codification did not change GAAP but reorganizes the literature.  Pursuant to the provisions of FASB ASC Topic 105, we have updated references to GAAP in our financial statements issued for the period ended September 30, 2009.  The adoption of FASB ASC Topic 105 did not impact our financial position or results of operations.

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

Note D Purchase of Fee Title to The Empire State Building and Land Thereunder, Mortgage Debt, and Related Depreciation and Amortization

On April 17, 2002, Registrant acquired, through  a wholly-owned limited liability company (Empire State Land Associates L.L.C.) the fee title to the building (the “Building”), and the land thereunder (the “Land”) (together, the “Real Estate” or “Property”), at a price of $57,500,000, and obtained a $60,500,000 first mortgage (the “First Mortgage”) with Capital One Bank (formerly North Fork Bank) to finance the acquisition and certain related costs.

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

The First Mortgage matures on May 1, 2012 and requires monthly payments of interest only at 6.5% per annum. The First Mortgage may be prepaid at any time after 24 months with the payment of a premium equal to the greater of (a) 1% of the amount prepaid and (b) an amount calculated pursuant to a prepayment formula designed to preserve the bank’s yield to maturity. The First Mortgage is secured by a lien on the Real Estate and Registrant’s leasehold estate under the Master Lease of the Real Estate.

Restricted cash at September 30, 2009 represents funds in an interest-bearing account held at Capital One Bank pursuant to the terms of the First Mortgage, to be used monthly to satisfy a portion ($166,167) of Registrant’s mortgage interest obligation. On March 25, 2009, Registrant deposited an additional $2,000,000 into this restricted account under the same conditions and will continue to do so annually hereafter.

To finance improvements at the Property and costs of the financing, on February 25, 2009 Registrant borrowed $31,500,000 from Signature Bank (the “Second Mortgage”).  The Second Mortgage also matures on May 1, 2012 and requires monthly payments of interest only at 6.5% per annum.  The Second Mortgage may be prepaid at any time without penalty and is secured by a lien on the Real Estate and Registrant’s leasehold estate under the Master Lease of the Real Estate.

The estimated fair value of Registrant’s total mortgage debt based upon available market information approximated its carrying value at September 30, 2009.

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

Due from Sublessee at September 30, 2009 represents advances made to Sublessee for it to acquire building improvements and tenanting costs. Registrant expects Sublessee to repay the advance within the next 12 months.

Additional Rent and accumulated interest and dividend income are distributed annually after deduction for any additional payment described in Note F below, set-aside of $2,000,000 to satisfy a portion of Registrant’s First Mortgage interest obligation, other expenses and additions to reserves management judges to be suitable under the circumstances.  For 2008, Sublessee reported net operating profit of $8,018,768; therefore, Additional Rent of $3,509,384 was earned for the year ended December 31, 2008. Since it is not practicable to estimate Additional Rent for the lease year ending on the ensuing December 31 st which would be allocable to the first nine months of the lease year until Sublessee, pursuant to the Sublease, renders to Registrant a report on the operation of the Property, Registrant recognizes Additional Rent when earned from the Sublessee at the close of the lease year ending December 31 st. The cost of improvements to be incurred by the Sublessee will reduce Additional Rent but should have no effect on the payment of Basic Rent to Registrant.

Sublessee is a New York limited liability company in which Peter L. Malkin is a member and entities for Peter L. Malkin’s family members are beneficial owners.

Note F Supervisory Services

Supervisory and other services are provided to the Registrant by its supervisor, Malkin Holdings LLC (“Malkin Holdings” or “Supervisor”) (formerly Wien & Malkin LLC), a related party. Beneficial interests in the Registrant are held directly or indirectly by one or more persons at Malkin Holdings and/or their family members.

Registrant pays Supervisor for supervisory services and disbursements. The basic supervisory fees are $159,417 per annum (the "Basic Payment").

The basic supervisory services provided to Registrant by Supervisor include, but are not limited to, maintaining all of its entity and Participant records, performing physical inspections of the Building, providing or coordinating certain counsel services to Registrant, reviewing insurance coverage, conducting annual supervisory review meetings, receipt of monthly rent from Sublessee, payment of monthly and additional distributions to the Participants, payment of all other disbursements, confirmation of the payment of real estate taxes, and active review of financial statements submitted to Registrant by Sublessee and financial statements audited by and tax information prepared by Registrant's independent registered public accounting firm, and distribution of related materials to the Participants.  Supervisor also prepares quarterly, annual and other periodic filings with the SEC and applicable state authorities.

Registrant pays Supervisor for special supervisory services at hourly rates.

Pursuant to the fee arrangements described herein, Registrant incurred basic supervisory service fees of $119,563 attributable to the Basic Payment for basic supervisory services for each of the nine-month periods ended September 30, 2009 and 2008. No remuneration was paid during the nine-month periods ended September 30, 2009 and 2008 by Registrant to any of the Members as such.

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

Note G Subsequent Events

Registrant has performed an evaluation of subsequent events through February 4, 2010, which is the date the financial statements were filed.

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

Registrant does not pay dividends.  During the nine-month period ended September 30, 2009, Registrant made regular monthly distributions of $98.21 for each $10,000 Participation ($1,178.52 per annum for each $10,000 Participation).  There are no restrictions on Registrant’s present or future ability to make distributions; however, the amount of such distributions, particularly distributions of Additional Rent, depends solely on the ability of Sublessee to make payments of Basic Rent and Additional Rent to Registrant in accordance with the terms of the Sublease.  Registrant expects to make distributions in the future to the extent it receives the payments provided for under the Sublease.

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

On March 6, 2008, Registrant made an additional distribution of $4,052 for each $10,000 Participation. Such distribution represented the balance of Additional Rent paid by Sublessee in accordance with the terms of the Sublease after deducting the Additional Payment to Supervisor, the $2,000,000 set-aside to satisfy a portion of Registrant’s First Mortgage interest obligation, a reserve for contingencies and annual New York State Limited Liability Company filing fees.

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

Total revenues increased for the three and nine-month periods ended September 30, 2009 as compared with the corresponding periods of the prior year. The increase was the net result of an increase in Basic Rent income to cover an increase in debt service and a decrease in dividend and interest income for the three and nine-month periods as compared with the corresponding periods of the prior year.

Total expenses increased for the three and nine-month periods ended September 30, 2009 as compared with the corresponding periods of the prior year.  The increase was the net result of an increase in interest expense, depreciation of the building improvements and amortization of mortgage financing costs relating to the Second Mortgage and a decrease in fees and miscellaneous expense for the three and nine-month periods as compared with the corresponding periods of the prior year.

Liquidity, Capital Resources and Distributions

Registrant’s liquidity has increased as of September 30, 2009, as compared with September 30, 2008 due to the Second Mortgage proceeds and Registrant’s increased cash balance maintained for contingencies. Recent adverse developments in credit and investment markets have impaired liquidity in the market in general and may negatively impact Registrant and/or space tenants at the Building.  Any such impact should be ameliorated by the fact that (a) each of Registrant and its Sublessee has very low debt in relation to asset value, (b) the maturity of Registrant’s existing and planned debt will not occur within the next 31 months, and (c) the Building’s rental revenue is derived from a substantial number of tenants in diverse businesses with lease termination dates spread over numerous years.

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

Registrant has the following contractual obligations:

Payments due by period

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt Obligations	$92,000,000	$0	$92,000,000	$0	$0
Interest Obligations	15,664,279	6,063,056	9,601,223	0	0
Capital Lease Obligations	0	0	0	0	0
Purchase Obligations	0	0	0	0	0
Other Long-Term Liabilities Reflected on the Registrant's Balance Sheet	0	0	0	0	0
Total	$107,664,279	$6,063,056	$101,601,233	$ 0	$ 0

Sublessee is to maintain the Building as a high-class office building as required by the terms of the Sublease.

Based on Sublessee’s review of the need for upgrades and improvements to the Property, Registrant has incurred improvement costs of approximately $10,160,000 for the nine months ended September 30, 2009, which costs were funded from Second Mortgage financing proceeds. Other improvement and tenanting costs funded out of Sublessee’s operating cash flow are owned by Sublessee and reflected in its financial statements. However, during the three months ended September 30, 2009 Registrant advanced approximately $5,306,000 to Sublessee to acquire building improvements and tenanting costs. To seek to maximize overall funds for improvement and tenanting costs, currently unapplied amounts of such financing proceeds may be held by Registrant to be used for such costs in the future. Sublessee estimates that the total cost of all projects will be approximately $625,000,000 over 10 years, including sprinklering of the building of approximately $30,000,000 required by Local Law #26.

The Sublessee has not achieved its own required internal approvals for such financing beyond approximately $71,500,000 including the $31,500,000 Second Mortgage and now anticipates that its operating cash flow will thus continue to be dedicated largely to the ongoing improvement and tenanting costs, greatly reducing or eliminating both (a) Sublessee’s payment of Additional Rent and (b) Registrant’s ability to make extra distributions to Participants.

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

Security Ownership

As of September 30, 2009, the Members of Registrant owned of record and beneficially an aggregate of $23,334 of Participations in Registrant, representing less than .071% of the currently outstanding Participations therein totaling $33,000,000.

As of September 30, 2009, certain of the Members of Registrant held additional Participations as follows:

Entities for the benefit of members of Peter L. Malkin's family owned of record and beneficially $997,916 of Participations. Peter L. Malkin disclaims any beneficial ownership of such Participations, except that related trusts are required to complete scheduled payments to Peter L. Malkin.

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

Item 4T.

Controls and Procedures.

(a)

Evaluation of disclosure controls and procedures. The Supervisor after evaluating the effectiveness of Registrant’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of September 30, 2009, the end of the period covered by this report, has concluded that as of that date that Registrant’s disclosure controls and procedures were effective and designed to ensure that material information relating to Registrant would be made known to him by others within those entities on a timely basis.

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

PART II.  OTHER INFORMATION

Item 1.

Legal Proceedings.

The Property of Registrant was the subject of the following material litigation:

Malkin Holdings LLC and Peter L. Malkin, a member in Registrant, were engaged in a proceeding with Sublessee’s former managing agent, Helmsley-Spear, Inc. commenced in 1997, concerning the management, leasing and supervision of the property that is subject to the Sublease to Sublessee.  In this connection, certain costs for legal and professional fees and other expenses were paid by Malkin Holdings and Mr. Malkin.  Malkin Holdings and Mr. Malkin have represented that such costs will be recovered only to the extent that (a) a competent tribunal authorizes payment or (b) an investor voluntarily agrees that his or her proportionate share be paid.  Accordingly, Registrant’s allocable share of such costs is as yet undetermined, and Registrant has not provided for the expense and related liability with respect to such costs in its consolidated financial statements. As a result of an August 29, 2006 settlement agreement which included termination of this proceeding, Registrant will not recognize any gains or losses from this proceeding other than the possible charges for the aforementioned fees and expenses.

The August 29, 2006 settlement agreement terminated Helmsley-Spear, Inc. as managing and leasing agent at the Property as of August 30, 2006.  CB Richard Ellis had been engaged by the Sublessee as the new leasing agent, and Sublessee self-manages the Property.

Effective October 21, 2009, Newmark Knight Frank has been appointed leasing agent for all non-retail space at the Building, replacing CB Richard Ellis which will continue as leasing agent only for retail space.

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

Empire State Building Associates L.L.C.

September 30, 2009

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

The individual signing this report on behalf of Registrant is Attorney-in-Fact for Registrant and each of the Members in Registrant, pursuant to Powers of

Attorney, dated October 13, 2003 (collectively, the “Power”).

EMPIRE STATE BUILDING ASSOCIATES L.L.C.

(Registrant)

By:

/s/ Mark Labell

Mark Labell*, Attorney-in-Fact on behalf of:

Peter L. Malkin, Member

Anthony E. Malkin, Member

Thomas N. Keltner, Jr., Member

Date: February 4, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the undersigned as Attorney-in-Fact for each of the Members in Registrant, pursuant to the Power, on behalf of Registrant and as a Member in Registrant on the date indicated.

By:

/s/ Mark Labell

Mark Labell*, Attorney-in-Fact on behalf of:

Peter L. Malkin, Member

Anthony E. Malkin, Member

Thomas N. Keltner, Jr., Member

Date: February 4, 2010

_____________________________________________________________________

*Mr. Labell supervises accounting functions for Registrant.

Empire State Building Associates L.L.C.

September 30, 2009

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

4.

The Registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the Registrant and we have:

(a)

Designed such disclosure controls and procedures or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)

Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c)

Evaluated the effectiveness of the Registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d)

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

Date: February 4, 2010

By /s/ Mark Labell

Name: Mark Labell

Title: Senior Vice President, Finance

Malkin Holdings LLC, Supervisor of Empire State Building Associates L.L.C.

Registrant’s organizational documents do not provide for a Chief Executive Officer or other officer with equivalent rights and duties. As described in the Report, Registrant is a limited liability company which is supervised by Malkin Holdings LLC. Accordingly, this Chief Executive Officer certification is being signed by a senior executive of Registrant’s supervisor.

Empire State Building Associates L.L.C.

September 30, 2009

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

4.

The Registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the Registrant and we have:

(a)

Designed such disclosure controls and procedures or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)

Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c)

Evaluated the effectiveness of the Registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d)

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

Date: February 4, 2010

By /s/ Mark Labell

Name: Mark Labell

Title: Senior Vice President, Finance

Malkin Holdings LLC, Supervisor of Empire State Building Associates L.L.C.

Registrant’s organizational documents do not provide for a Chief Financial Officer or other officer with equivalent rights and duties.  As described in the Report, Registrant is a limited liability company which is supervised by Malkin Holdings LLC.  Accordingly, this Chief Financial Officer certification is being signed by a senior member of the financial/accounting staff of Registrant’s supervisor.

Empire State Building Associates L.L.C.

September 30, 2009

Exhibit 32.1

Empire State Building Associates L.L.C.

Certification Pursuant to 18 U.S.C., Section 1350 as adopted

Pursuant to Section 906

of Sarbanes – Oxley Act of 2002

The undersigned, Mark Labell, is signing this Chief Executive Officer certification as Senior Vice President, Finance of Malkin Holdings LLC, the supervisor* of Empire State Building Associates L.L.C. (“Registrant”) to certify that:

1.

the Quarterly Report on Form 10-Q of Registrant for the period ended September 30, 2009 (the “Report”) fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934(15 U.S.C. 78m or 78o(d)); and

2.

the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Registrant.

Dated: February 4, 2010

By /s/ Mark Labell

Mark Labell

Senior Vice President, Finance

Malkin Holdings LLC, Supervisor

*Registrant’s organizational documents do not provide for a Chief Executive Officer or other officer with equivalent rights and duties. As described in the Report, Registrant is a limited liability company which is supervised by Malkin Holdings LLC. Accordingly, this Chief Executive Officer certification is being signed by a senior executive of Registrant’s supervisor.

Empire State Building Associates L.L.C.

September 30, 2009

Exhibit 32.2

Empire State Building Associates L.L.C.

Certification Pursuant to 18 U.S.C., Section 1350 as adopted

Pursuant to Section 906

of Sarbanes – Oxley Act of 2002

The undersigned, Mark Labell, is signing this Chief Financial Officer certification as a senior member of the financial/accounting staff of Malkin Holdings LLC, the supervisor* of Empire State Building Associates L.L.C. (“Registrant”), to certify that:

1.

the Quarterly Report on Form 10-Q of Registrant for the period ended September  30, 2009 (the “Report”) fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934(15 U.S.C. 78m or 78o(d)); and

2.

the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Registrant.

Dated: February 4, 2010

By /s/ Mark Labell

Mark Labell

Senior Vice President, Finance

Malkin Holdings LLC, Supervisor

*Registrant’s organizational documents do not provide for a Chief Financial Officer or other officer with equivalent rights and duties.  As described in the Report, Registrant is a limited liability company which is supervised by Malkin Holdings LLC.  Accordingly, this Chief Financial Officer certification is being signed by a senior member of the financial/accounting staff of Registrant’s supervisor.