Form 10-K
period 2009-12-31
EMPIRE STATE BUILDING ASSOCIATES L.L.C.
filed 2010-10-05
CIK 32776

Empire State Building Associates L.L.C.

December 31, 2009

FORM 10-K

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒ No ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act)

Yes ☐  No ☒ .

The aggregate market of the voting stock held by non-affiliates of the Registrant:  Not applicable, but see Items 5 and 10 of this report.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ___

Indicate by check mark whether the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒ .

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large Accelerated Filer ☐  Accelerated Filer ☐  Non-Accelerated Filer ☐

Smaller Reporting Company☒

Empire State Building Associates L.L.C.

December 31, 2009

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

Registrant does not operate the Building. It subleases the Building to Empire State Building Company L.L.C. (the "Sublessee") pursuant to a net operating sublease (the "Sublease") which included an initial term which expired on January 4, 1992. The Sublease includes four separate options for Sublessee to renew the term, in each case for an additional 21 years, on the same terms of the original Sublease. Such renewals have been exercised by Sublessee (a) on January 30, 1989, for the first renewal period from January 5, 1992 through January 4, 2013 and (b) as of February 11, 2010, for the remaining three renewal periods from January 5, 2013 through January 4, 2076 (the last two such renewals being exercised by Sublessee with Registrant’s consent for early exercise).

Registrant's members (“Members”) are Peter L. Malkin, Anthony E. Malkin and Thomas N. Keltner, Jr. (collectively, the "Agents"), each of whom also acts as an agent for holders of participations in his respective member interest in Registrant (the "Participants").

Sublessee is a New York limited liability company in which Peter L. Malkin is a member and entities for Peter L. Malkin’s family members are beneficial owners.  All of the members in Registrant hold senior positions at Malkin Holdings LLC (“Malkin Holdings” or the "Supervisor") (formerly Wien & Malkin LLC), One Grand Central Place, 60 East 42nd Street, New York, New York, which provides supervisory and other services to Registrant and to Sublessee. See Items 10, 11, 12 and 13 hereof for a description of the ongoing services rendered by, and compensation paid to, Supervisor and for a discussion of certain relationships which may pose potential conflicts of interest among Registrant, Sublessee and certain of their respective affiliates.

As of December 31, 2009, the Building was 72% occupied by approximately 306 tenants who engage in various businesses, including the Boy Scouts, the YMCA, the practice of law and accounting, ladies' and men's apparel, and ladies' and men's shoes.  Registrant does not maintain a full-time staff.  See Item 2 hereof for additional information concerning the Real Estate.

(b)

The Lease and Sublease

The annual rent payable by Registrant to its subsidiary under the Master Lease is $1,970,000 from January 5, 1992 through January 5, 2013 and $1,723,750 annually during the term of each renewal period thereafter. These amounts are eliminated in consolidation.

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

In accordance with the 2nd lease modification dated February 25, 2009, the Basic Rent described above has been increased to cover debt service on the $31,500,000 second mortgage (the “Second Mortgage”) that closed on February 25, 2009.  Basic Rent will be increased to cover debt service on any additional borrowings for improvements and tenanting costs and on any refinancing of such debt so long as the aggregate amount refinanced does not exceed the then existing amount of debt plus refinancing costs.

Due from the Sublessee at December 31, 2009 represents advances made to Sublessee for building improvements.

Additional Rent income is recognized when earned from the Sublessee, at the close of the year ending December 31; such income is not determinable until the Sublessee, pursuant to the Sublease, provides the Registrant with a certified operating report from a certified public accountant on the Sublessee's operation of the Real Estate.  The Sublease requires that this report be delivered to Registrant annually within 60 days after the end of each such fiscal year.  Accordingly, all Additional Rent income and the additional payment to Supervisor are reflected in the fourth quarter of each year.  The Sublease does not provide for the Sublessee to render interim reports to Registrant.  See Note 4 of Notes to the Consolidated Financial Statements filed under Item 8 hereof (the "Notes") regarding Additional Rent payments by Sublessee for the fiscal years ended December 31, 2009 and 2008. There was Additional Rent of $7,570,411 for the year ended December 31, 2009.

Real estate taxes paid directly by the Sublessee totaled $24,785,578 and $22,677,230 for the years ended December 31, 2009 and 2008, respectively.

(c)

Competition

Pursuant to tenant space leases at the Building, the average annual base rental payable to Sublessee is approximately $29 per square foot (exclusive of electricity charges and escalation). The asking rents for new leases at the Building range from $32 to $52 per square foot.

(d)

Tenant Leases

Sublessee operates the Building free from any federal, state or local government restrictions involving rent control or other similar rent regulations which may be imposed upon residential real estate in Manhattan.  Any increase or decrease in the amount of rent payable by a tenant is governed by the provisions of the tenant's lease.

Item 2.

Property.

On April 17, 2002, Registrant acquired, through a wholly owned limited liability company (Empire State Land Associates L.L.C.), the fee title to the Building, and the Land thereunder, at a price of $57,500,000, and obtained a $60,500,000 first mortgage with Capital One Bank to finance the acquisition and certain related costs. The Building, erected in 1931 and containing 102 stories, a concourse and a lower lobby, occupies the entire blockfront from 33rd Street to 34th Street on Fifth Avenue.  The Building has 72 passenger elevators and 4 freight elevators and is equipped with air conditioning and individual air handling units.  The Building is subleased to Sublessee under the Sublease which expires on January 4, 2013 and contains three 21-year renewal options.  See Item 1 hereof for a description of the terms of the Lease and Sublease.

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

To finance improvements at the Property and costs of the financing, on February 25, 2009 Associates borrowed $31,500,000 from Signature Bank (the “Second Mortgage”).  The Second Mortgage also matures on May 1, 2012 and requires monthly payments of interest only at 6.5% per annum.  The Second Mortgage may be prepaid at any time without penalty and is secured by a lien on the Real Estate and Registrant’s leasehold estate under the Master Lease of the Real Estate. In connection with obtaining the second mortgage, Registrant incurred costs of approximately $1,560,000.

Restricted cash at December 31, 2009 represents funds in an interest-bearing account held at Capital One Bank pursuant to the terms of the First Mortgage, to be used monthly to satisfy a portion ($166,667) of Registrant’s mortgage interest obligation. On March 25, 2009, Registrant deposited an additional $2,000,000 into this restricted account under the same conditions and will continue to do so annually hereafter.

The Building and Building improvements are being depreciated on the straight-line basis over their estimated useful lives of 39 years. Mortgage financing costs, totaling $3,358,658, are being amortized ratably over the lives of the respective mortgages.

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

The August 29, 2006 settlement agreement terminated Helmsley-Spear, Inc. as managing and leasing agent at the Property as of August 30, 2006.  Sublessee is now self-managing the Property while engaging third party leasing agents, CB Richard Ellis for retail space since August 30, 2006 and Newmark Knight Frank for non-retail space since October 21, 2009.

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

(a)

The Participations are neither traded on an established securities market nor are readily tradable on a secondary market or the substantial equivalent thereof.  Based on Registrant's transfer records, Participations are sold by the holders thereof from time to time in privately negotiated transactions and, in many instances, Registrant is not aware of the prices at which such transactions occur.  During the past year there were 167 transfers. In ten instances, the indicated purchase price was equal to 1.5 times the face amount of the Participation transferred, i.e., $15,000 for a $10,000 Participation. In ten instances, the indicated purchase price was equal to 2.25 times the face amount of the Participation transferred. In nine instances, the indicated purchase price was equal to three times the face amount of the Participation transferred. In eight instances, the indicated purchase price was equal to five times the face amount of the Participation transferred. In all other cases, no consideration was indicated.

(b)

As of December 31, 2009, there were 2,790 holders of Participations of record.

(c)

Registrant does not pay dividends.  During the year ended December 31, 2009, Registrant made regular monthly distributions of $98.21 for each $10,000 Participation.  There was Additional Rent of $7,570,411 for the year ended December 31, 2009 which enabled Registrant to make an additional distribution for each $10,000 Participation of $1,019 on March 2, 2010.  See Item 1 hereof.  There are no restrictions on Registrant's present or future ability to make distributions; however, the amount of such distributions, particularly distributions of Additional Rent, depends solely on Sublessee's ability to make payments of Basic Rent and Additional Rent to Registrant.  See Item 1 hereof.  Registrant expects to make monthly distributions in the future so long as it receives the payments provided under the Sublease.  See Item 7 hereof.

Item 6.

EMPIRE STATE BUILDING ASSOCIATES L.L.C.

(A Limited Liability Company)

SELECTED FINANCIAL DATA

(Unaudited)

The following table presents selected financial data of the Registrant for each of the five years in the period ended December 31, 2009.  This information is unaudited and has been derived from the audited consolidated financial statements included in this Annual Report on Form 10-K or from audited consolidated financial statements included in Annual Reports on Form 10-K previously filed by the Registrant.  This data should be read together with the consolidated financial statements and the notes thereto included in this Annual Report on Form 10-K.

	Year ended December 31
	2009	2008	2007	2006	2005

Basic rental income	$7,809,181	$6,018,750	$6,018,750	$6,018,750	$6,018,750
Additional rent income	7,570,411	3,509,384	17,025,749	18,791,329	16,324,979
Dividend and interest income	49,985	216,802	418,234	339,334	158,209
Miscellaneous	-	-	-	978	-

Total revenue	$15,429,577	$9,744,936	$23,462,733	$25,150,391	$22,501,938

Net income	$7,369,823	$4,196,903	$17,068,579	$18,813,909	$16,308,881
Earnings per $10,000 participation unit, based on 3,300 participation units outstanding during the year	$2,233	$1,272	$5,172	$5,701	$4,942

Total assets	$102,796,559	$64,995,577	$79,886,241	$81,491,531	$80,063,503
Long-term obligations	$92,000,000	$60,500,000	$60,500,000	$60,500,000	$60,500,000
Distributions per $10,000 participation unit, based on 3,300 participation units outstanding during the year:
Income	$1,179	$1,272	$5,172	$5,298	$3,318
Return of capital	-0-	3,958	596	-0-	-0-
Total distributions	$1,179	$5,230	$5,768	$5,298	$3,318

EMPIRE STATE BUILDING ASSOCIATES L.L.C.

(A Limited Liability Company)

QUARTERLY RESULTS OF OPERATIONS

(Unaudited)

Item 6a.

The following table presents the Registrant’s unaudited operating results for each of the eight fiscal quarters in the period ended December 31, 2009.  The information for each of these quarters is unaudited and has been prepared on the same basis as the audited consolidated financial statements included in this Annual Report on Form 10-K.  In the opinion of management, all necessary adjustments, which consist only of normal and recurring accruals, have been included to present fairly the unaudited quarterly results.  This data should be read together with the consolidated financial statements and the notes thereto of the Registrant included in this Annual Report on Form 10-K.

Three Months Ended

	March 31,	June 30,	September 30,	December 31,
Consolidated Income Data:	2009	2009	2009	2009

Basic rental income	$1,744,013	$2,016,287	$2,022,103	$2,026,778
Additional rent income	-	-	-	7,570,411
Dividend and interest income	13,786	22,219	10,543	3,437
Total revenue	1,757,799	2,038,506	2,032,646	9,600,626

Interest on mortgages	1,233,375	1,511,611	1,528,222	1,528,223
Supervisory services	39,854	39,854	39,855	254,445
Depreciation of building and improvements	249,566	269,964	314,688	314,711
Amortization of mortgage financing costs	85,488	166,650	166,651	166,650
Professional fees and miscellaneous	62,141	122,202	6,641	(41,037)
Total expenses	1,670,424	2,110,281	2,056,057	2,222,992
Net income (loss)	$ 87,375	($ 71,775)	($ 23,411)	$7,377,634

Earnings (loss) per $10,000 participation unit, based on 3,300 participation units outstanding during each period	$26	($22)	($7)	$2,236

EMPIRE STATE BUILDING ASSOCIATES L.L.C.

(A Limited Liability Company)

QUARTERLY RESULTS OF OPERATIONS

(Unaudited)

Item 6a.

Three Months Ended

	March 31,	June 30,	September 30,	December 31,
Consolidated Income Data:	2008	2008	2008	2008

Basic rental income	$1,504,687	$1,504,688	$1,504,688	$1,504,687
Additional rent income	-	-	-	3,509,384
Dividend and interest income	135,515	34,789	30,981	15,517
Total revenue	1,640,202	1,539,477	1,535,669	5,029,588

Interest on mortgage	994,049	994,049	1,004,972	1,004,972
Supervisory services	39,854	39,854	39,854	39,855
Depreciation of building	249,566	249,565	249,564	249,567
Amortization of mortgage financing costs	44,907	44,907	44,907	44,908
Professional fees and miscellaneous	64,322	41,259	98,612	8,490
Total expenses	1,392,698	1,369,634	1,437,909	1,347,792
Net income	$ 247,504	$ 169,843	$ 97,760	$3,681,796

Earnings per $10,000 participation unit, based on 3,300 participation units outstanding during each period	$75	$51	$30	$1,116

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

Registrant’s discussion and analysis of its financial condition and results of operations are based upon Registrant’s consolidated financial statements, the preparation of which takes into account estimates based on judgments and assumptions that affect certain amounts and disclosures. Accordingly, actual results could differ from these estimates. The accounting policies and estimates used and outlined in Note 2 to Registrant’s consolidated financial statements, which are presented elsewhere in this annual report, have been applied consistently as at December 31, 2009 and 2008, and for the years ended December 31, 2009 and 2008. Registrant believes that the following accounting policies or estimates require the application of management’s most difficult, subjective, or complex judgments:

Valuation of Long-Lived Assets: Registrant assesses the carrying amount of long-lived assets whenever events or changes in circumstances indicate that theircarrying amount may not be recoverable. When Registrant determines that the carrying amount of long-lived assets is impaired, the measurement of any impairment is based on a discounted cash flow method.

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

Financial Condition and Results of Operations

At the time of its organization, Registrant acquired the Master Lease of the Property subject to the Sublease.  Basic Rent received by Registrant was used to pay annual rent due under the Master Lease and the Basic Payment for supervisory services to Supervisor; the balance of such Basic Rent was distributed to the Participants.  Currently, Basic Rent received by Registrant is used to pay the Basic Payment for supervisory services and a portion of debt service on the mortgages; the balance of such Basic Rent is distributed to the Participants.  Additional Rent and any interest and dividends accumulated thereon less any expenses and addition to reserves are distributed to the Participants after the additional payment to Supervisor.  Pursuant to the Sublease, Sublessee has assumed responsibility for the condition, operation, repair, maintenance and management of the Property.  Registrant is not required to maintain liquid assets to defray any operating expenses of the Property.

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

As compared with the prior year, a decrease in Additional Rent earned in any year reduces the distributions made to the Participants in the following year and the additional payment to Supervisor. Reductions may also affect Registrant’s ability to set-aside $2,000,000 annually towards payment of interest on the First Mortgage. See paragraph 1 of Item 7 hereof and Note 4 of the Notes to the consolidated financial statements.

The following summarizes the material factors affecting Registrant's results of operations for the two preceding years:

(a)

Total revenues increased for the year ended December 31, 2009 as compared with the year ended December 31, 2008.  Such increase was the net result of an increase in Basic Rent income to cover an increase in debt service, an increase in Additional Rent received by Registrant in 2009 and a decrease in dividend and interest income earned as compared with the year ended December 31, 2008. See Note 4 of the Notes to the Consolidated Financial Statements.

(b)

Total expenses increased for the year ended December 31, 2009 as compared with the year ended December 31, 2008.  Such increase is the net result of an increase in the interest on the mortgages, the additional payment to Supervisor, depreciation of building improvements and amortization of mortgage financing costs relating to the Second Mortgage and a decrease in fees and miscellaneous expenses as compared with the year ended December 31, 2008.

Liquidity and Capital Resources

Registrant's liquidity has increased for the year ended December 31, 2009 as compared with the year ended December 31, 2008 due to the Second Mortgage proceeds and Registrant’s increased cash balance maintained for contingencies. Recent adverse developments in credit and investment markets have impaired liquidity in the market in general and may negatively impact Registrant and/or space tenants at the Building.  Any such impact should be ameliorated by the fact that (a) each of Registrant and its Sublessee has very low debt in relation to asset value, (b) the Building’s rental revenue is derived from a substantial number of tenants in diverse businesses with lease termination dates spread over numerous years.

No amortization payments are due under the mortgages to reduce the outstanding principal balances prior to maturity. Furthermore, Registrant does not maintain any reserve to cover the principal payment of mortgage indebtedness at maturity.  Therefore, repayment of the mortgages will depend on Registrant's ability to arrange a refinancing.  Assuming that the Real Estate continues to generate an annual net profit in future years comparable to that in past years, and assuming further that real estate capital and operating markets return to more stable patterns, consistent with long-term historical trends in the geographic area in which the Real Estate is located, Registrant anticipates that the value of the Real Estate will be in excess of the amount of the mortgage balances at maturity.

Registrant anticipates that funds for working capital for the Real Estate will be provided from rental payments received by Sublessee, which entity is required under the Sublease to make payments of Basic Rent and, subject to cash flow, Additional Rent. Sublessee would also be required to make additional capital investment, if necessary to maintain the Real Estate. Registrant has no requirement to maintain substantial reserves to defray any operating expenses of the Real Estate.

Registrant has the following contractual obligations:

Payments due by period

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt Obligations	$92,000,000	$0	$92,000,000	$0	$0
Interest Obligations	14,272,105	6,063,056	8,209,049	0	0
Capital Lease Obligations	0	0	0	0	0
Purchase Obligations	0	0	0	0	0
Other Long-Term Liabilities Reflected on the Registrant's Balance Sheet	0	0	0	0	0
Total	$106,272,105	$6,063,056	$100,209,049	$ 0	$ 0

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

Based on Sublessee’s review of the need for upgrades and improvements to the Property, Registrant has incurred improvement costs of approximately $10,160,000 for the year ended December 31, 2009, which costs were funded from Second Mortgage financing proceeds.

Other improvement and tenanting costs funded out of Sublessee’s operating cash flow are owned by Sublessee and reflected in its financial statements. However, during the year ended December 31, 2009 Registrant advanced approximately $8,962,000 to Sublessee to acquire building improvements and tenanting costs. To seek to maximize overall funds for improvement and tenanting costs, currently unapplied amounts of such financing proceeds may be used for such costs in the future. Sublessee estimates that the total cost of all projects will be approximately $626,000,000 over 10 years, including sprinklering of the Building of approximately $23,000,000 required by Local Law #26 to be completed by 2019.

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

As a result, Registrant had advised Participants that possibly in subsequent years, it expects to make no distributions other than regular monthly distributions at the rate of $1,178.52 per annum for each $10,000 Participation.  As noted above in “Forward Looking Statements,” the foregoing is based on estimates, and actual results may be materially different.

Item 8.

Financial Statements and Supplementary Data.

The consolidated financial statements of the Registrant as of December 31, 2009 and 2008 and for each of the two years in the period ended December 31, 2009 and the financial statements of the Sublessee as of and for the year ended December 31, 2009 are included in this annual report immediately following Exhibit 32.2 or will be included by amendment.

Item 9.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9a.           Controls and Procedures.

(a)

Evaluation of disclosure controls and procedures. The Supervisor after evaluating the effectiveness of Registrant’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of December 31, 2009, the end of the period covered by this report, has concluded that as of that date that Registrant’s disclosure controls and procedures were effective and designed to ensure that material information relating to Registrant would be made known to him by others within those entities on a timely basis.

(b)

Changes in internal controls over financial reporting. There were no changes in Registrant’s internal controls over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to affect, the Registrant’s internal controls over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting

Registrant’s Supervisor is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934).

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision of and with the participation of the Supervisor, an assessment was conducted of the effectiveness of Registrant’s internal control over financial reporting based on the framework and criteria established in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this assessment Registrant’s Supervisor has concluded that, as of December 31, 2009, Registrant’s internal control over financial reporting was effective.

This annual report does not include an attestation report of Registrant’s current registered public accounting firm regarding internal control over financial reporting. The Registrant’s Supervisor’s report was not subject to attestation by Registrant’s current registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit Registrant to provide only its report in this annual report.

PART III

Item 10.

Directors and Executive Officers of Registrant.

Registrant has no directors or officers or any other centralization of management.  There is no specific term of office for any Agent.  The table below sets forth as to each Member as of December 31, 2009 the following: name, age, nature of any family relationship with any other Agent, business experience during the past five years and principal occupation and employment during such period, including the name and principal business of any corporation or any organization in which such occupation and employment was carried on and the date such individual became an Agent:

Name	Age	Nature of Family Relationship	Business Experience	Principal Occupation and Employment	Date Individual became an agent
Peter L. Malkin	76	Father of Anthony E. Malkin	Real Estate Supervision	Chairman, Malkin Holdings LLC	1961
Anthony E. Malkin	48	Son of Peter L. Malkin	Real Estate Supervision and Management	President, Malkin Holdings LLC and Malkin Properties, L.L.C.	2001
Thomas N. Keltner, Jr.	64	None	Real Estate Supervision	General Counsel, Malkin Holdings LLC	1998

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

Registrant’s organizational documents do not provide for a board of directors or officers. As described in the Report, Registrant is a limited liability company which is supervised by Malkin Holdings. No remuneration was paid during the current fiscal year ended December 31, 2009 by Registrant to any of the Agents as such.  Registrant pays Supervisor for supervisory services and disbursements. The basic fee (the "Basic Payment") has been payable at the rate of $100,000 per annum, payable $8,333 per month, since inception in 1961. The Agents have approved an increase in such fee in an amount equal to the increase in the consumer price index since such date, resulting in an increase in the Basic Payment to $725,000 per annum effective July 1, 2010. The Basic Payment will be subject to further increase in accordance with any future increase in the consumer price index.  The fee is payable (i) not less than $8,333 per month and (ii) the balance out of available reserves from Additional Rent. If Additional Rent is insufficient to pay such balance, any deficiency shall be payable in the next year in which Additional Rent is sufficient. The Agents also approved payment by Registrant, effective July 1, 2010, of the expenses in connection with regular accounting services related to maintenance of Registrant’s books and records. Such expenses were previously paid by Supervisor.

In 2009, Supervisor received $108,836 for special supervisory services at hourly rates on certain matters regarding financing, ownership, and operation of the Empire State Building, all representing Registrant’s allocable portion of such fees to be paid directly and not borne indirectly through overage rent deductions. Supervisor also receives an additional payment equal to 6% of distributions to the Participants in Registrant. Distributions in respect of Malkin Holdings’ profit interest for 2009 were $214,591.  For tax purposes, any additional payment is recognized as a profits interest and the Supervisor is treated as a partner, all without modifying each Participant’s distributive share of reportable income and cash distributions. See Item 7 hereof. As noted in Items 1 and 10 of this report, all of the Agents hold senior positions at Supervisor.

Malkin Holdings also serves as supervisor for Sublessee, for which it receives a basic annual fee of $270,000. For 2009, Malkin Holdings received $313,767 in other service fees from Sublessee. Under separate agreements to which Sublessee is not a party, certain of Sublessee’s participants pay Malkin Holdings and members of Peter L. Malkin’s immediate family a percentage of distributions above an annual threshold. These third party payments (which totaled $1,460,306 to Malkin Holdings and such Malkin family members in 2009) do not impose any obligation upon Sublessee or affect its assets and liabilities.

Item 12.

Security Ownership of Certain Beneficial Owners and Management.

(a)

Registrant has no voting securities (Item 5).  At December 31, 2009, no person owned of record or was known by Registrant to own beneficially more than 5% of the outstanding Participations.

(b)

At December 31, 2009, the Members (Item 10) beneficially owned, directly or indirectly, the following Participations:

Title of Class	Name & Address of Benefical Owners	Amount of Beneficial Ownership	Percent of Class
Participations in Member Interest	Anthony E. Malkin One Grand Central Place 60 East 42nd Street New York, N.Y. 10165	$23,333	.07071%

	Thomas N. Keltner, Jr. One Grand Central Place 60 East 42nd Street New York, N.Y. 10165	$17,709	.05366%

At such date, certain of the Members (or their respective spouses) held additional Participations as follows:

Peter L. Malkin owned of record as trustee or co-trustee but not beneficially, $516,667 of Participations.  Mr. Malkin disclaims any beneficial ownership of such Participations.

Entities for the benefit of members of Peter L. Malkin's family owned of record and beneficially $1,040,416 of Participations.  Peter L. Malkin disclaims any beneficial ownership of such Participations, except that related family trusts and entities are required to complete scheduled payments to Peter L. Malkin.

Anthony E. Malkin owned of record as trustee or co-trustee but not beneficially, $38,333 of Participations. Anthony E. Malkin disclaims any beneficial ownership of such Participations.

Trusts for the benefit of members of Anthony E. Malkin's family owned of record and beneficially $50,000 of Participations. Anthony E. Malkin disclaims any beneficial ownership of such Participations.

Members of Thomas N. Keltner, Jr.’s family owned of record and beneficially $6,667 of Participations.

(c)

Not applicable.

Item 13.

Certain Relationships and Related Transactions.

(a)

As stated in Item 1 hereof, Peter L. Malkin, Anthony E. Malkin and Thomas N. Keltner, Jr. are the three Members in Registrant and also act as agents for the Participants in their respective member interests.  Peter L. Malkin is also a member in Sublessee.  As a consequence of one of the three Members being a member in Sublessee, and all of the Members holding senior positions at Supervisor (which supervises Registrant and Sublessee), certain actual and potential conflicts of interest may arise with respect to the management and administration of the business of Registrant.  However, under the respective participating agreements pursuant to which the Members act as agents for the Participants, certain transactions require the prior consent from Participants owning a specified interest under the agreement in order for the Agents to act on their behalf.  Such transactions, among others, include modifications and extensions of the Sublease or Mortgages, or a sale or other disposition of the Property or substantially all of Registrant's assets.

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

Item 14.          PRINCIPAL ACCOUNTANT FEES AND SERVICES

The fees paid by Malkin Holdings LLC, the Supervisor of Registrant, to Margolin, Winer & Evens LLP for professional services for the years ended December 31, 2009 and 2008, respectively, were as follows:

Fee Category

2009

2008

Audit Fees

$61,000

    $56,500

Audit-Related Fees                                                -

     -

Tax Fees                                                         7,000                                      6,500

All Other Fees

           -

           -

     Total Fees

$68,000

$63,000

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

Empire State Building Associates L.L.C.

December 31, 2009

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

10 (d)

Second Modification of Lease Agreement, dated February 25, 2009, which was filed as Exhibit 10(d) to Registrant's Form 10-K for the fiscal year ended December 31, 2008 and is incorporated by reference as an exhibit hereto.

10 (e)

Exercise of lease renewal options as of January 1, 2010 by Registrant andFebruary 11, 2010 by Sublessee for the period January 5, 2013 to January 5, 2076 which is being filed as Exhibit 10 (e) to Registrant’s Form 10-K for the fiscal year ended December 31, 2009

10 (f)	Amendment to Registrant’s Operating Agreement as of July 1, 2010 which is being filed as Exhibit 10 (f) to Registrant’s Form 10-K for the fiscal year ended December 31, 2009
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

December 31, 2009

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

The individual signing this report on behalf of Registrant is Attorney-in-Fact for Registrant and each of the Members in Registrant, pursuant to Powers of Attorney, dated October 13, 2003 (the "Power").

EMPIRE STATE BUILDING ASSOCIATES L.L.C.

(Registrant)

By /s/ Mark Labell

Mark Labell*, Attorney-in-Fact on behalf of:

Peter L. Malkin, Member

Anthony E. Malkin, Member

Thomas N. Keltner, Jr., Member

Date: October 5, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the undersigned as Attorney-in-Fact for each of the Members in Registrant, pursuant to the Power, on behalf of Registrant and as a Member in Registrant on the date indicated.

By /s/ Mark Labell

Mark Labell*, Attorney-in-Fact on behalf of:

Peter L. Malkin, Member

Anthony E. Malkin, Member

Thomas N. Keltner, Jr., Member

Date: October 5, 2010

_________________________________

*

Mr. Labell supervises accounting functions for Registrant.

Empire State Building Associates L.L.C.

December 31, 2009

Exhibit 31.1

CERTIFICATIONS

I, Mark Labell, certify that:

1.

I have reviewed this report on Form 10-K of Empire State Building Associates L.L.C.;

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

4.

The Registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the Registrant and we have:

(a)    Designed such disclosure controls and procedures or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the Registrant is made known to us by others within those entities, particularly during the period in which this report is being prepared;

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

Date: October 5, 2010

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

Empire State Building Associates L.L.C.

December 31, 2009

Exhibit 31.2

CERTIFICATIONS

I, Mark Labell, certify that:

1.

I have reviewed this report on Form 10-K of Empire State Building  Associates L.L.C.;

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

4.

The Registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the Registrant and we have:

(a)

Designed such disclosure controls and procedures or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the Registrant is made known to us by others within those entities, particularly during the period in which this report is being prepared;

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

Date: October 5, 2010

By /s/ Mark Labell

Name: Mark Labell

Title: Senior Vice President, Finance

Malkin Holdings LLC, Supervisor of

Empire State Building Associates L.L.C.

Registrant’s organizational documents do not provide for a Chief Financial Officer or other officer with equivalent rights and duties.  As described in the Report, Registrant is a limited liability company which is supervised by Malkin Holdings LLC.  Accordingly, this Chief Financial Officer certification is being signed by a senior member of the financial/accounting staff of Registrant’s supervisor

Empire State Building Associates L.L.C.

December 31, 2009

 Exhibit 32.1

Empire State Building Associates L.L.C.

Certification Pursuant to 18 U.S.C., Section 1350 as adopted

Pursuant to Section 906

of Sarbanes – Oxley Act of 2002

The undersigned, Mark Labell, is signing this Chief Executive Officer certification as  Senior Vice President, Finance of Malkin Holdings LLC, the Supervisor * of Empire State Building Associates L.L.C. (“Registrant”) to certify that:

1.

the Annual Report on Form 10-K of Registrant for the period ended December 31, 2009 (the “Report”) fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C.78m or 78o(d)); and

2.

the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Registrant.

Dated: October 5, 2010

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

December 31, 2009

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

1.

the Annual Report on Form 10-K of Registrant for the period ended December 31, 2009 (the “Report”) fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C.78m or 78o(d)); and

2.

the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Registrant.

Dated: October 5, 2010

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

INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

EMPIRE STATE BUILDING ASSOCIATES L.L.C.

(A Limited Liability Company)

Report of Margolin, Winer & Evens LLP -- Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2009 and 2008

Consolidated Statements of Income for the Years Ended December 31, 2009 and 2008

Consolidated Statements of Members’ Equity for the Years Ended December 31, 2009 and 2008

Consolidated Statements of Cash Flows for the Years Ended December 31, 2009 and 2008

Notes to Consolidated Financial Statements

SCHEDULE III - Real Estate and Accumulated Depreciation as of December 31, 2009

All other schedules are omitted as the information is not required, is not material or is otherwise provided.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Empire State Building Associates L.L.C.

(a Limited Liability Company)

We have audited the accompanying consolidated balance sheets of Empire State Building Associates L.L.C. ("Associates") as of December 31, 2009 and 2008 and the related consolidated statements of income, members' equity and cash flows for the years then ended, and the supporting financial statement schedule, Schedule III- Real Estate and Accumulated Depreciation for the year ended December 31, 2009, also included in this Form 10-K.  These consolidated financial statements and the schedule are the responsibility of Associates' management.  Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Empire State Building Associates L.L.C. as of December 31, 2009 and 2008 and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America, and the related financial statement schedule for the year ended December 31, 2009, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

  /s/  Margolin, Winer & Evens LLP

Garden City, New York

October 5, 2010

EMPIRE STATE BUILDING ASSOCIATES L.L.C.

(A Limited Liability Company)

CONSOLIDATED BALANCE SHEETS

	December 31,
Assets	2009	2008
Real estate:
Building:
Empire State Building, located at 350 Fifth Avenue, New York, N. Y.	$38,933,801	$38,933,801
Less: Accumulated depreciation	7,696,045	6,697,782
	31,237,756	32,236,019

Building improvements	10,162,577	-
Less: Accumulated depreciation	150,666	-
	10,011,911	-
Land	21,550,588	21,550,588
Total real estate, net	62,800,255	53,786,607

Cash and cash equivalents	28,531,544	9,649,212
Restricted cash re: mortgage interest	714,839	879,781
Rent due from sublessee	16,181	9,384
Receivable from participants - NYS estimated tax	103,715	79,315
Due from sublessee	8,961,815	-
Other assets	100,000	-

Mortgage financing costs	3,358,658	1,796,287
Less: accumulated amortization	1,790,448	1,205,009
Mortgage financing costs, net	1,568,210	591,278

Total assets	$102,796,559	$64,995,577
Liabilities and members’ equity
Liabilities:
Mortgages payable	$92,000,000	$60,500,000
Accrued mortgage interest	514,944	338,632
Additional rent due to sublessee	2,429,589	-
Accrued supervisory fees	214,591	-
Total liabilities	95,159,124	60,838,632
Commitments and contingencies	-	-
Members' equity	7,637,435	4,156,945

Total liabilities and members’ equity	$102,796,559	$64,995,577

See accompanying notes to consolidated financial statements.

EMPIRE STATE BUILDING ASSOCIATES L.L.C.

(A Limited Liability Company)

CONSOLIDATED STATEMENTS OF INCOME

	Year ended December 31,

	2009	2008
Revenue:
Rental income, from a related party	$15,379,592	$9,528,134
Dividend and interest income	49,985	216,802
Total revenue	15,429,577	9,744,936

Expenses:
Interest on mortgages	5,801,431	3,998,042
Supervisory services, to a related party	374,008	159,417
Depreciation of building and improvements	1,148,929	998,262
Amortization of mortgage financing costs	585,439	179,629
Professional fees and miscellaneous, including amounts paid to a related party	149,947	212,683

Total expenses	8,059,754	5,548,033

Net income	$7,369,823	$4,196,903

Earnings per $10,000 participation unit, based on 3,300 participation units outstanding during each year	$2,233	$1,272

See accompanying notes to consolidated financial statements.

EMPIRE STATE BUILDING ASSOCIATES L.L.C.

(A Limited Liability Company)

CONSOLIDATED STATEMENTS OF MEMBERS' EQUITY

	Members’	Share of		Members’
	Equity	Net Income		Equity
	January 1,	For Year	Distributions	December 31,

Year Ended December 31, 2008:
Anthony E. Malkin Group	$5,739,973	$1,398,968	$5,753,293	$1,385,648

Thomas N. Keltner, Jr. Group	5,739,973	1,398,968	5,753,292	1,385,649

Peter L. Malkin Group	5,739,973	1,398,967	5,753,292	1,385,648
TOTALS	$17,219,919	$4,196,903	$17,259,877	$4,156,945

Year Ended December 31, 2009:
Anthony E. Malkin Group	$1,385,648	$2,456,608	$1,296,445	$2,545,811

Thomas N. Keltner, Jr. Group	1,385,649	2,456,608	1,296,444	2,545,813

Peter L. Malkin Group	1,385,648	2,456,607	1,296,444	2,545,811
TOTALS	$4,156,945	$7,369,823	$3,889,333	$7,637,435

See accompanying notes to consolidated financial statements.

EMPIRE STATE BUILDING ASSOCIATES L.L.C.

(A Limited Liability Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2009	2008
Cash flows from operating activities:
Net income	$7,369,823	$4,196,903
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of building and improvements	1,148,929	998,262
Amortization of mortgage financing costs	585,439	179,629
Changes in operating assets and liabilities:
Rent due from sublessee	(6,797)	-
Additional rent due to/from sublessee	2,429,589	(983,635)
Accrued mortgage interest	176,312	-
Accrued supervisory services, to a related party	214,591	(853,439)
Net cash provided by operating activities	11,917,886	3,537,720

Cash flows from investing activities:
Purchase of building improvements and
improvements in progress	(10,162,577)	-
Advances to sublessee to fund building improvements	(8,961,815)	-
Net cash used in investing activities	(19,124,392)	-

Cash flows from financing activities:
Change in receivable from participants	(24,400)	200,122
Change in restricted cash	164,942	9,754
Financing costs	(1,562,371)	-
Proceeds of second mortgage	31,500,000	-
Distributions to participants	(3,889,333)	(17,259,877)
Change in other assets	(100,000)	-
Net cash provided by (used in) financing activities	26,088,838	(17,050,001)

Net change in cash and cash equivalents	18,882,332	(13,512,281)

Cash and cash equivalents, beginning of year	9,649,212	23,161,493

Cash and cash equivalents, end of year	$28,531,544	$9,649,212

Supplemental disclosure of cash flow information:
Cash paid for interest	$5,625,119	$3,998,042

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

b.

Restricted Cash

Restricted cash at December 31, 2009 and 2008 includes a money market account held at Capital One Bank pursuant to the terms of the first mortgage, to be used monthly to satisfy a portion of the mortgage interest obligation.

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

       d.     Real Estate and Depreciation

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

e.

    Mortgage Financing Costs and Amortization

Mortgage financing costs, totaling $3,358,658, are being amortized ratably over the lives of the respective mortgages.

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

h.

      Income Taxes

Associates is organized as a limited liability company and is taxed as a partnership for income tax purposes. Accordingly, Associates is not subject to federal and state income taxes and makes no provision for income taxes in its financial statements. Associates taxable income or loss is reportable by its members.

Associates has determined that there are no material uncertain tax positions that require recognition or disclosure in its financial statements.

Taxable years ended December 31, 2006, December 31, 2007, December 31, 2008 and December 31, 2009 are subject to IRS and other jurisdictions tax examinations.

At December 31, 2009 and 2008 there are no differences between the tax bases and the reported amounts of Associates’ assets and liabilities.

i.

Recent Accounting Pronouncements

In June 2009, the FASB issued FASB ASC Topic 105, Generally Accepted Accounting Principles, which establishes the FASB Accounting Standards Codification as the sole source of authoritative generally accepted accounting principles (“GAAP”) to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification will supersede all then-existing non-SEC accounting and reporting standards. The Codification did not change GAAP but reorganizes the literature.  Pursuant to the provisions of FASB ASC Topic 105, Associates has updated references to GAAP in its financial statements issued for the period ended December 31, 2009.  The adoption of FASB ASC Topic 105 did not impact Associates’ financial position or results of operations.

3.

     Mortgages Payable

a)

First Mortgage Payable

To finance the acquisition of the fee title to the Real Estate (Note 1) and certain related costs, on April 17, 2002 Associates obtained a $60,500,000 first mortgage with Capital One Bank.  The mortgage is scheduled to mature on May 1, 2012 and requires monthly payments of interest only at 6.5% per annum.  The mortgage may be prepaid at any time after 24 months with the payment of a premium equal to the greater of (a) 1% of the amount prepaid and (b) an amount calculated pursuant to a prepayment formula designed to preserve the bank's yield to maturity. The mortgage is secured by a lien on the Real Estate and Associates' leasehold estate under the Master Lease of the Real Estate.

b)

Second Mortgage Payable

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

The estimated fair value of Associates' mortgage debt, based on available market information was approximately $92,990,000 at December 31, 2009 and approximated its carrying value at December 31, 2008.

4.

    Related Party Transactions - Rental Income

Associates does not operate the Building (Note 1). It subleases the Building to the Sublessee, a related party (Note 5), pursuant to a net operating sublease which was set to expire on January 4, 2013. The sublease provided for three successive renewal options of twenty-one years each, at an  annual basic rent of $5,895,625 throughout all subsequent renewal terms. During 2010, Sublessee exercised the remaining renewal options for the period January 4, 2013 through January 4, 2076. In accordance with the 2nd lease modification dated February 25, 2009, the minimum basic rent described above has been increased to cover debt service on the $31,500,000 second mortgage.  The basic rent will be increased to cover debt service on any additional borrowings for improvements and tenanting costs and on any refinancing of such debt so long as the aggregate amount refinanced does not exceed the then existing amount of debt plus refinancing costs (See Note 3).

Additional rent through all renewal terms under the sublease is payable in an amount equal to 50% of the Sublessee’s annual net operating profit, as defined, in excess of $1,000,000. For 2009 and 2008, Sublessee reported net operating profit of $16,140,821 and $8,018,768, respectively. Therefore, rent income was comprised as follows:

	For the years ended December 31,
	2009	2008
Minimum net basic rent	$ 6,018,750	$ 6,018,750
Basic rent increase	1,790,431	-
Additional rent earned	7,570,411	3,509,384
	$15,379,592	$9,528,134

Sublessee advanced $10,000,000 through December 31, 2009 on account of additional rent and the excess, $2,429,589 was returned by Associates in 2010.

Real estate taxes paid directly by the Sublessee for the years ended December 31, 2009 and 2008 totaled $24,785,578 and $22,677,230, respectively.

The following is a schedule of future minimum rental income (assuming that the Sublessee does not surrender the Sublease):

Year ending
December 31,
2010	$8,095,000
2011	8,095,000
2012	6,710,000	*
2013	5,900,000	*
2014	5,900,000	*
Thereafter	360,300,000	*
	$395,000,000

*Associates intends to refinance the existing mortgages which mature on May 1, 2012. In accordance with the 2nd lease modification, basic rent will increase to include the required debt service on the refinanced mortgages. The above table does not reflect the additional basic rent that will result after April 2012 from the refinanced debt. The above table reflects all lease renewals described above.

5.

    Related Party Transactions - Supervisory and Other Services

Supervisory and other services are provided to Associates by its supervisor, Malkin Holdings LLC (“Malkin Holdings” or the “Supervisor”) (formerly Wien & Malkin LLC), a related party. Associates’ members consist of certain individuals who hold senior positions at Supervisor, each of whom also acts as an agent (collectively, the “Agents”) for holders of participations in his respective member interest in Associates. Beneficial interests in Associates are held directly or indirectly by one or more persons at Malkin Holdings and/or their family members.

Associates pays Supervisor for supervisory services and disbursements. The basic fee (the "Basic Payment") has been payable at the rate of $100,000 per annum, payable $8,333 per month, since inception in 1961. The Agents have approved an increase in such fee in an amount equal to the increase in the consumer price index since such date, resulting in an increase in the Basic Payment to $725,000 per annum effective July 1, 2010. The Basic Payment will be subject to further increase in accordance with any future increase in the consumer price index.  The fee is payable (i) not less than $8,333 per month and (ii) the balance out of available reserves from additional rent. If additional rent is insufficient to pay such balance, any deficiency shall be payable in the next year in which additional rent is sufficient. The Agents also approved payment by Associates, effective July 1, 2010, of the expenses in connection with regular accounting services related to maintenance of Associates’ books and records. Such expenses were previously paid by Supervisor.

In 2009, Malkin Holdings received $108,836 for special supervisory services at hourly rates on certain matters regarding financing, ownership, and operation of the Empire State Building, all representing Associates’ allocable portion of such fees to be paid directly and not borne indirectly through overage rent deductions. Malkin Holdings also receives an additional payment equal to 6% of distributions to the participants in Associates. For tax purposes, any additional payment is recognized as a profits interest and the Supervisor is treated as a partner, all without modifying each Participant’s distributive share of reportable income and cash distributions. Distributions in respect of Malkin Holdings’ profits interest totaled $214,591 for 2009 and $0 for 2008, respectively.

Malkin Holdings also serves as supervisor for Sublessee for which it receives a basic annual fee of $270,000. For the years ended December 31, 2009 and 2008, Malkin Holdings received $313,767 and $991,447, respectively, from the Sublessee in other service fees. Under separate agreements to which Sublessee is not a party, certain of Sublessee’s participants pay Malkin Holdings and members of Peter L. Malkin’s immediate family a percentage of distributions above an annual threshold. These third party payments (which totaled $1,460,306 in 2009 to Malkin Holdings and such Malkin family members) do not impose any obligation upon Sublessee or affect its assets and liabilities.

6.

  Number of Participants

There were 2,790 and 2,770 participants in the participating groups at December 31, 2009 and 2008, respectively.

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

8.

Distributions and Amount of Income per $10,000 Participation Unit

Distributions per $10,000 participation unit during the years ended December 31, 2009 and 2008, based on 3,300 participation units outstanding during each year, consisted of the following:

	Year ended December 31
	2009	2008
Income	$1,179	$1,272
Return of capital	-	3,958
Total distributions	$1,179	$5,230

9.

Related Party Transactions – Fees

The accompanying statements of income reflect fees paid or owed to Malkin Holdings, a related party ( Note 5), as follows:

	2009	2008

Payments made or accrued	$ 108,836	$ -

10.

    Contingencies

Malkin Holdings LLC and Peter L. Malkin, a member in Associates, were engaged in a proceeding with Sublessee’s former managing agent, Helmsley-Spear, Inc. commenced in 1997, concerning the management, leasing, and supervision of the property that is subject to the Sublease to Sublessee.  In this connection, certain costs for legal and professional fees and other expenses were paid by Malkin Holdings and Mr. Malkin.  Malkin Holdings and Mr. Malkin have represented that such costs will be recovered only to the extent that (a) a competent tribunal authorizes payment or (b) an investor voluntarily agrees that his or her proportionate share be paid.  Accordingly, Associates’ allocable share of such costs is as yet undetermined, and Associates has not provided for the expense and related liability with respect to such costs in its consolidated financial statements.  As a result of the August 29, 2006 settlement agreement which included termination of this proceeding, Associates will not recognize any gains or losses from this proceeding other than the possible charges for the aforementioned fees and expenses.

The August 29, 2006 settlement agreement terminated Helmsley-Spear, Inc. as managing and leasing agent at the property as of August 30, 2006.  Sublessee is now self-managing the property while engaging third party leasing agents, CB Richard Ellis for retail space since August 30, 2006 and Newmark Knight Frank for the non-retail space since October 21, 2009.

11.

Concentration of Credit Risk

	December 31
Cash and cash equivalents consist of the following:	2009	2008
JPMorgan Chase Bank	$ 49,338	$ 40,645
Signature Bank	141,295	-
Distribution account held by Malkin Holdings LLC	324,111	324,111
Fidelity U.S. Treasury Income Portfolio	28,016,800	9,284,456
Total cash and cash equivalents	$28,531,544	$9,649,212

Associates maintains cash and cash equivalents (including restricted cash) in three banks, in money market funds (Capital One Bank and Fidelity U.S. Treasury Income Portfolio) and a distribution account held by Malkin Holdings. The Federal Deposit Insurance Corporation (“FDIC”) insures each bank account up to $250,000. In addition, under the FDIC’s Transaction Account Guarantee Program, through December 31, 2009, all noninterest-bearing accounts are fully guaranteed by the FDIC. At December 31, 2009, all bank accounts, other than the distribution account, are fully insured. The funds (approximately $324,000 at December 31, 2009) held by Malkin Holdings in the distribution account were paid to the participants on January 1, 2010. Funds in the money market funds (approximately $28,299,000) were not insured at December 31, 2009.

12.

Building Improvements Program

In 2008, the participants of Associates and the members in Sublessee consented to a building improvements program (the "Program") with an initial borrowing of $31,500,000 and authorization for possible future refinancings of this new mortgage debt. To finance improvements to the Real Estate and costs of financing, on February 25, 2009 Associates borrowed $31,500,000 from Signature Bank (Note 3). In accordance with the 2nd lease modification dated February 25, 2009, basic rent described above has been increased to cover debt service on the $31,500,000 second mortgage (Note 3). As of December 31, 2009, Associates had incurred costs related to the Program of $10,162,577 and estimates that the Program upon completion will be approximately $626,000,000 including sprinkler work of approximately $23,000,000, required to be completed by 2019. Due from the Sublessee at December 31, 2009 represents advances made to Sublessee of $8,961,815 for building improvements. The costs of the Program will be financed by the new $31,500,000 second mortgage, possible future refinancings and Lessee’s operating cash flow.

The Sublessee is advancing costs of the Program and is reimbursed by Associates from available financing. The Program (1) grants the ownership of the improvements to Associates to the extent of its reimbursements to Sublessee and (2) allows for the increased mortgage charges to be paid by Associates from an equivalent increase in the basic rent paid by the Sublessee to Associates. Since any additional rent will be decreased by one-half of that amount, the net effect of the lease modification is to have Associates and the Sublessee share the costs of the Program equally, assuming additional rent continues to be earned.

               SCHEDULE III

EMPIRE STATE BUILDING ASSOCIATES L.L.C.

(A Limited Liability Company)

Real Estate and Accumulated Depreciation

December 31, 2009

Column

A	Description	Land and building situated
.	at 350 Fifth Avenue, New York, New York
B	Encumbrances -
		Capital One Bank and Signature Bank
	Balance at December 31, 2009	$92,000,000

C	Initial cost to company
		Land and building $60,484,389

D	Cost capitalized subsequent to acquisition
Building improvements		$10,162,577

E	Gross amount at which carried at
	close of period (See Note 2 of Notes to Consolidated Financials Statements)
	Land	$21,550,588
	Building and improvements	49,096,378
	Total	$70,646,966 (a)

F	Accumulated depreciation	$ 7,846,711 (b)

G	Date of construction	1931

H	Date acquired	April 17, 2002

I	Life on which depreciation of building in latest income statements is computed	39 years
(a)	Gross amount of real estate
	Balance at January 1, 2009	$60,484,389
	Purchase of real estate: improvements
	F/Y/E 12/31/09	10,162,577
	Balance at December 31, 2009	$70,646,966
	The costs for federal income tax purposes are the same as for financial statement purposes.
(b)	Accumulated depreciation
	Balance at January 1, 2009	$6,697,782
	Depreciation: F/Y/E 12/31/09	1,148,929
	Balance at December 31, 2009	$7,846,711