Form 10-Q
period 2010-03-31
EMPIRE STATE BUILDING ASSOCIATES L.L.C.
filed 2010-10-14
CIK 32776

Empire State Building Associates L.L.C.

March 31, 2010

 FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

OR

☐

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒.  No☐.

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐  No☒ .

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large Accelerated Filer ☐  Accelerated Filer ☐  Non-Accelerated Filer ☐

Smaller Reporting Company ☒

Empire State Building Associates L.L.C.

March 31, 2010

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

Empire State Building Associates L.L.C.

(A Limited Liability Company)

Condensed Consolidated Balance Sheets

(Unaudited)

Assets	March 31, 2010	December 31, 2009
Real Estate:
Building	$38,933,801	$ 38,933,801
Less: accumulated depreciation	7,945,610	7,696,045
	30,988,191	31,237,756
Building improvements	10,162,577	10,162,577
Less: accumulated depreciation	215,808	150,666
	9,946,769	10,011,911
Land	21,550,588	21,550,588
Total real estate, net	62,485,548	62,800,255

Cash and cash equivalents	20,446,686	28,531,544

Restricted cash re: mortgage interest – Capital One Bank	2,393,282	714,839
Rent due from sublessee	8,789	16,181
Receivable from participants re:
NYS estimated tax	3,168	103,715
Due from sublessee	8,961,815	8,961,815
Other assets	100,000	100,000

Mortgage financing costs	3,358,658	3,358,658
Less: accumulated amortization	1,957,099	1,790,448
Mortgage financing costs, net	1,401,559	1,568,210
Total assets	$95,800,847	$102,796,559

Empire State Building Associates L.L.C.

March 31, 2010

Empire State Building Associates L.L.C.

(A Limited Liability Company)

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31, 2010	December 31, 2009
Liabilities and members’ equity Liabilities:
Mortgages payable	$ 92,000,000	$ 92,000,000
Accrued mortgage interest	514,944	514,944
Additional rent due to sublessee	-	2,429,589
Accrued supervisory fees	-	214,591
Total liabilities	92,514,944	95,159,124
Commitments and contingencies	-	-
Members’ equity	3,285,903	7,637,435

Total liabilities and members’ equity	$95,800,847	$102,796,559

See notes to condensed consolidated financial statements.

Empire State Building Associates L.L.C.

March 31, 2010

Empire State Building Associates L.L.C.

(A Limited Liability Company)

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months
	Ended March 31,
	2010	2009
Revenue:

Rent income from a related party	$2,016,295	$1,744,013
Dividend and interest income	2,420	13,786
Total revenue	2,018,715	1,757,799
Expenses:
Interest on mortgages	1,495,000	1,233,375
Supervisory services, to a related party	39,854	39,854
Depreciation of building and improvements	314,707	249,566
Amortization of mortgage financing costs	166,651	85,488
Professional fees and miscellaneous, including amounts paid to a related party	19,778	62,141
Total expenses	2,035,990	1,670,424

Net Income (Loss)	$ (17,275)	$ 87,375

Earnings (loss) per $10,000 participation unit, based on 3,300 participation units outstanding during the period	$ (5.23)	$ 26.48
Distributions per $10,000 participation unit consisted of the following:
Income	$ 0	$ 26.48
Return of capital	1,313.41	268.17
Total distributions	$1,313.41	$294.65

At March 31, 2010 and 2009, there were 3,300 units (at $10,000 per unit) of participation units outstanding.

See notes to condensed consolidated financial statements.

Empire State Building Associates L.L.C.

March 31, 2010

Empire State Building Associates L.L.C.

(A Limited Liability Company)

Condensed Consolidated Statements of Members’ Equity

(Unaudited)

	For the	For the Year
	Three Months Ended	Ended
	March 31, 2010	December 31, 2009
Members’ equity:
January 1, 2010	$7,637,435
January 1, 2009		$4,156,945
Add, net income (loss):
January 1, 2010 through March 31, 2010	(17,275)	-0-
January 1, 2009 through December 31, 2009	-0-	7,369,823
	7,620,160	11,526,768
Less, distributions:
Monthly distributions
January 1, 2010 through March 31, 2010	972,333	-0-
January 1, 2009 through December 31, 2009	-0-	3,889,333
Additional distribution on March 2, 2010	3,361,924	-0-

Total distributions	4,334,257	3,889,333

Members’ equity:
March 31, 2010	$3,285,903
December 31, 2009		$7,637,435

See notes to condensed consolidated financial statements.

Empire State Building Associates L.L.C.

March 31, 2010

Empire State Building Associates L.L.C.

(A Limited Liability Company)

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months	For the Three Months
	Ended	Ended
	March 31, 2010	March 31, 2009
Cash flows from operating activities:
Net income (loss)	$ (17,275)	$ 87,375
Adjustments to reconcile net income ( loss) to net cash provided by (used in) operating activities:
Depreciation of building and improvements	314,707	249,566
Amortization of mortgage financing costs	166,651	85,488
Changes in operating assets and liabilities:
Rent due from sublessee	7,392	-0-
Additional rent due to sublessee	(2,429,589)	-
Prepaid rent income		10,925
Accrued mortgage interest	-0-	176,312
Accrued supervisory services	(214,591)	-0-
Net cash provided by (used in) operating activities	(2,172,705)	609,666

Cash flows from financing activities:
Change in receivable from participants	100,547	(6,470)
Change in restricted cash	(1,678,443)	(1,513,247)
Financing costs	-0-	(1,562,371)
Proceeds of second mortgage	-0-	31,500,000
Distributions to participants	(4,334,257)	(972,333)
Change in other assets	-0-	(100,000)
Net cash provided by (used in) financing activities	(5,912,153)	27,345,579

Net change in cash and cash equivalents	(8,084,858)	27,955,245
Cash and cash equivalents, beginning of period	28,531,544	9,649,212
Cash and cash equivalents, end of period	$ 20,446,686	$ 37,604,457

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 1,495,000	$ 1,057,063

See notes to condensed consolidated financial statements.

Empire State Building Associates L.L.C.

March 31, 2010

Notes to Condensed Consolidated Financial Statements (unaudited)

Note A Interim Period Reporting

In the opinion of management, the accompanying unaudited condensed consolidated financial statements of Empire State Building Associates L.L.C. (the “Registrant”) reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of Registrant as of March 31, 2010 and its results of operations and its cash flows for the three months ended March 31, 2010 and 2009.  The condensed consolidated financial statements include the accounts of the Registrant and its wholly-owned limited liability company, Empire State Land Associates L.L.C.  All intercompany accounts and transactions have been eliminated in consolidation. Information included in the condensed balance sheet as of December 31, 2009 has been derived from the audited balance sheet included in Registrant's Form 10-K for the year ended December 31, 2009 (the "10-K") previously filed with the Securities and Exchange Commission (the "SEC").  Pursuant to rules and regulations of the SEC, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from these consolidated financial statements unless significant changes have taken place since the end of the most recent fiscal year.  Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto and the other information contained in the 10-K.  The consolidated results of operations for the three months ended March 31, 2010 are not necessarily indicative of the results to be expected for any interim period or the full year.

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

Note C Purchase of Fee Title to The Empire State Building and Land Thereunder, Mortgage Debt, and Related Depreciation and Amortization

On April 17, 2002, Registrant acquired, through  a wholly-owned limited liability company (Empire State Land Associates L.L.C.) the fee title to the building (the “Building”), and the land thereunder (the “Land”) (together, the “Real Estate” or “Property”), at a price of $57,500,000, and obtained a $60,500,000 first mortgage (the “First Mortgage”) with Capital One Bank to finance the acquisition and certain related costs.

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

Restricted cash at March 31, 2010 represents funds in an interest-bearing account held at Capital One Bank pursuant to the terms of the First Mortgage, to be used monthly to satisfy a portion ($166,667) of Registrant’s mortgage interest obligation. On March 4, 2010, Registrant deposited an additional $2,000,000 into this restricted account under the same conditions and will continue to do so annually hereafter.

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

The estimated fair value of Registrant’s total mortgage debt based upon available market information was $92,910,000   at March 31, 2010.

The Building and Building improvements are being depreciated on the straight-line basis over their estimated useful lives of 39 years. Mortgage financing costs, totaling $3,358,658, are being amortized ratably over the lives of the respective mortgages.

Note D Sublease

Registrant does not operate the Building.  It subleases the Building to Empire State Building Company L.L.C. ("Sublessee") pursuant to a net operating sublease (the "Sublease"), which included an initial term which expired on January 4, 1992. The Sublease provided four separate options for Sublessee to renew the term, in each case for an additional 21 years, on the terms of the original Sublease. Such renewals have been exercised by Sublessee (a) on January 30, 1989, for the first renewal period from January 5, 1992 through January 4, 2013 and (b) as of February 11, 2010, for the remaining three renewal periods from January 5, 2013 through January 4, 2076 (the last two such renewals being exercised by Sublessee with Registrant’s consent for early exercise).

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

Due from Sublessee at March 31, 2010 represents advances made to Sublessee for building improvements costs.

Additional Rent and any interest and dividends accumulated thereon are distributed annually after deduction for any additional payment described in Note E below, set-aside of $2,000,000 to satisfy a portion of Registrant’s First Mortgage interest obligation, other expenses and additions to general contingencies management judges to be suitable under the circumstances.  For 2009, Sublessee reported net operating profit of $16,140,821; therefore, Additional Rent of $7,570,411 was earned for the year ended December 31, 2009. Since it is not practicable to estimate Additional Rent for the lease year ending on the ensuing December 31st which would be allocable to the first nine months of the lease year until Sublessee, pursuant to the Sublease, provides to Registrant a certified operating report on the Sublessee’s operation of the Property, Registrant recognizes Additional Rent when earned from the Sublessee at the close of the lease year ending December 31st. The cost of improvements to be incurred by the Sublessee will reduce Additional Rent but should have no effect on the payment of Basic Rent to Registrant.

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

Pursuant to the fee arrangements described herein, Registrant incurred basic supervisory service fees of $39,854 attributable to the Basic Payment for basic supervisory services for each of the three-month periods ended March 31, 2010 and 2009. No remuneration was paid during the three-month periods ended March 31, 2010 and 2009 by Registrant to any of the Members as such.

Supervisor also receives an additional payment equal to 6% of distributions to the Participants in Registrant. For tax purposes, such additional payment is recognized as a profits interest and the Supervisor is treated as a member, all without modifying each Participant’s distributive share of reportable income and cash distributions.

Reference is made to Note D above for a description of the terms of the Sublease between Registrant and Sublessee.  The respective interests of the Members in Registrant and in Sublessee arise solely from ownership of their respective Participations in Registrant and, in the case of Peter L. Malkin his participating interest and his family entities' ownership of participating interests in Sublessee.  The Members as such receive no extra or special benefit not shared on a pro rata basis with all other Participants in Registrant or members in Sublessee.  However, all of the Members hold senior positions at Supervisor (which supervises Registrant and Sublessee) and may, by reason of their positions at Supervisor, receive income attributable to supervisory or other remuneration paid by Registrant to Supervisor.

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

Financial Condition and Results of Operations

At the time of its organization, Registrant acquired the Master Lease of the Property subject to the Sublease.  Basic Rent received by Registrant was used to pay annual rent due under the Master Lease and the Basic Payment for supervisory services to Supervisor; the balance of such Basic Rent was distributed to the Participants.  Currently, Basic Rent received by Registrant is used to pay the Basic Payment and a portion of debt service on the mortgages; the balance of such Basic Rent is distributed to the Participants.  Additional Rent and any interest and dividends accumulated thereon less any expenses and general contingencies are distributed to the Participants after the additional payment to Supervisor.  See Note D to the condensed consolidated financial statements herein.  Pursuant to the Sublease, Sublessee has assumed responsibility for the condition, operation, repair, maintenance and management of the Property.  Registrant is not required to maintain liquid assets to defray any operating expenses of the Property.

Registrant does not pay dividends.  During the three-month period ended March 31, 2010, Registrant made regular monthly distributions of $98.21 for each $10,000 Participation ($1,178.52 per annum for each $10,000 Participation).  There are no restrictions on Registrant’s present or future ability to make distributions; however, the amount of such distributions, particularly distributions of Additional Rent, depends solely on the ability of Sublessee to make payments of Basic Rent and Additional Rent to Registrant.  Registrant expects to make distributions in the future to the extent it receives the payments provided for under the Sublease.

During March 2010 Registrant made an additional distribution of Additional Rent of $3,361,924 received for the year ending December 31, 2009 to Participants after adding $2,000,000 for general contingencies of Registrant, $2,020,000 to satisfy a portion of Registrant’s First Mortgage interest obligation, and $214,591 to Supervisor, offset by $26,104 of dividend and interest income. See Notes D and E to the condensed financial statements herein; and see below in “Liquidity, Capital Resources and Distributions” regarding Registrant’s anticipated inability to pay additional distributions during next several years.

During March 2009 Registrant made no additional distribution of Additional Rent received for the year ending December 31, 2008 to Participants. Additional Rent of $3,509,384 was applied to Registrant’s mortgage interest obligation and the balance of $1,509,384 for general contingencies. See Notes C and D` to the condensed financial statements herein; and see below in “Liquidity, Capital Resources and Distributions” regarding Registrant’s anticipated inability to pay additional distributions during next several years.

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

Total revenues increased for the three-month period ended March 31, 2010 as compared with the corresponding period of the prior year. The increase was the net result of an increase in Basic Rent income to cover an increase in debt service and a decrease in dividend and interest income for the three-month period as compared with the corresponding period of the prior year.

Total expenses increased for the three-month period ended March 31, 2010 as compared with the corresponding period of the prior year.  The increase was the net result of an increase in interest expense, depreciation of the building improvements and amortization of mortgage financing costs relating to the Second Mortgage and a decrease in fees and miscellaneous expense for the three-month period as compared with the corresponding period of the prior year.

Liquidity, Capital Resources and Distributions

Registrant’s liquidity has decreased as of March 31, 2010, as compared with March 31, 2009 due to expenditures for building improvements and the advance of funds by Registrant to Sublessee for it to acquire building improvements and tenanting costs. Recent adverse developments in credit and investment markets have impaired liquidity in the market in general and may negatively impact Registrant and/or space tenants at the Building.  Any such impact should be ameliorated by the fact that (a) each of Registrant and its Sublessee has very low debt in relation to asset value, (b) the Building’s rental revenue is derived from a substantial number of tenants in diverse businesses with lease termination dates spread over numerous years.

No amortization payments are due under the mortgages to reduce the outstanding principal balances prior to maturity. Furthermore, Registrant does not maintain any reserve to cover the principal payment of mortgage indebtedness at maturity.  Therefore, repayment of the mortgages will depend on Registrant’s ability to arrange a refinancing.  Assuming that the Real Estate continues to generate an annual net profit in future years comparable to that in past years, and assuming further that real estate capital and operating markets return to more stable patterns, consistent with long-term historical real estate trends in the geographic area in which the Real Estate is located, Registrant anticipates that the value of the Real Estate will be in excess of the amount of the mortgage balances at maturity.

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

Registrant has the following contractual obligations:

Payments due by period

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt Obligations	$92,000,000	$ 0	$92,000,000	$ 0	$ 0
Interest Obligations	12,777,105	6,063,056	6,714,049	0	0
Capital Lease Obligations	0	0	0	0	0
Purchase Obligations	0	0	0	0	0
Other Long-Term Liabilities Reflected on the Registrant's Balance Sheet	0	0	0	0	0
Total	$104,777,105	$6,063,056	$98,714,049	$ 0	$ 0

Sublessee is to maintain the Building as a high-class office building as required by the terms of the Sublease.

Based on Sublessee’s review of the need for upgrades and improvements to the Property, Registrant has incurred improvement costs of approximately $10,160,000 through March 31, 2010, which costs were funded from Second Mortgage financing proceeds. Other improvement and tenanting costs funded out of Sublessee’s operating cash flow are owned by Sublessee and reflected in its financial statements. However, through March 31, 2010 Registrant advanced approximately $8,962,000 to Sublessee for building improvements and tenanting costs. To seek to maximize overall funds for improvement and tenanting costs, currently unapplied amounts of such financing proceeds may be used for such costs in the future. Sublessee estimates that the total cost of all projects will be approximately $626,000,000 over 10 years, including sprinklering of the Building of approximately $23,000,000 required by Local Law #26 to be completed by 2019.

The Sublessee has not achieved its own required internal approvals for such financing beyond approximately $61,500,000 including the $31,500,000 Second Mortgage and now anticipates that its operating cash flow will thus continue to be dedicated largely to the ongoing improvement costs, greatly reducing or eliminating both (a) Sublessee’s payment of Additional Rent and (b) Registrant’s ability to make extra distributions to Participants.

As a result, Registrant has advised Participants that possibly in subsequent years, it expects to make no distributions other than regular monthly distributions at the rate of $1,178.52 per annum for each $10,000 Participation.  As noted above in “Forward Looking Statements,” the foregoing is based on estimates, and actual results may be materially different.

Inflation

Registrant believes that there has been no material change in the impact of inflation on its operations since the filing of the 10-K for the year ended December 31, 2009.

Security Ownership

As of March 31, 2010, the Members of Registrant owned of record and beneficially an aggregate of $41,043 of Participations in Registrant, representing less than .124% of the currently outstanding Participations therein totaling $33,000,000.

As of March 31, 2010, certain of the Members of Registrant held additional Participations as follows:

Entities for the benefit of members of Peter L. Malkin's family owned of record and beneficially $1,047,916 of Participations. Peter L. Malkin disclaims any beneficial ownership of such Participations, except that related trusts are required to complete scheduled payments to Peter L. Malkin.

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

Item 4T.

Controls and Procedures.

(a)

Evaluation of disclosure controls and procedures. The Supervisor after evaluating the effectiveness of Registrant’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of March 31, 2010, the end of the period covered by this report, has concluded that as of that date that Registrant’s disclosure controls and procedures were effective and designed to ensure that material information relating to Registrant would be made known to him by others within those entities on a timely basis.

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

PART II.  OTHER INFORMATION

Item 1.

Legal Proceedings.

The Property of Registrant was the subject of the following material litigation:

Malkin Holdings LLC and Peter L. Malkin, a member in Registrant, were engaged in a proceeding with Sublessee’s former managing agent, Helmsley-Spear, Inc. commenced in 1997, concerning the management, leasing and supervision of the Property that is subject to the Sublease to Sublessee.  In this connection, certain costs for legal and professional fees and other expenses were paid by Malkin Holdings and Mr. Malkin.  Malkin Holdings and Mr. Malkin have represented that such costs will be recovered only to the extent that (a) a competent tribunal authorizes payment or (b) an investor voluntarily agrees that his or her proportionate share be paid.  Accordingly, Registrant’s allocable share of such costs is as yet undetermined, and Registrant has not provided for the expense and related liability with respect to such costs in its consolidated financial statements included in this Form 10-Q. As a result of an August 29, 2006 settlement agreement which included termination of this proceeding, Registrant will not recognize any gains or losses from this proceeding other than the possible charges for the aforementioned fees and expenses.

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

Empire State Building Associates L.L.C.

March 31, 2010

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

10 (d)

Second Modification of Lease Agreement, dated February 25, 2009, which was filed under Item 10(d) of Registrant's Form 10-K for the fiscal year ended December 31, 2008 and is incorporated by reference as an exhibit hereto.

10 (e)

Exercise of lease renewal options as of January 1, 2010 by Registrant and February 11, 2010 by Sublessee for the period January 5, 2013 to January 5, 2076 which was filed under Item 10(e) of Registrant's Form 10-K for the fiscal year ended December 31, 2009 and is incorporated by reference as an exhibit hereto.

10(f)

Agreement among Members of Registrant as of July 1, 2010 which was filed under Item 10(f) of Registrant's Form 10-K for the fiscal year ended December 31, 2009 and is incorporated by reference as an exhibit hereto.

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

_______________________________

* Page references are based on sequential numbering system.

Empire State Building Associates L.L.C.

March 31, 2010

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

Date: October 14, 2010

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

Date: October 14, 2010

_____________________________________________________________________

*Mr. Labell supervises accounting functions for Registrant.

Empire State Building Associates L.L.C.

March 31, 2010

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

Date: October 14, 2010

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

March 31, 2010

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

Date: October 14, 2010

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

March 31, 2010

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

1.

the Quarterly Report on Form 10-Q of Registrant for the period ended March 31, 2010 (the “Report”) fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934(15 U.S.C. 78m or 78o(d)); and

2.

the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Registrant.

Dated: October 14, 2010

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

March 31, 2010

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

1.

the Quarterly Report on Form 10-Q of Registrant for the period ended March  31, 2010 (the “Report”) fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934(15 U.S.C. 78m or 78o(d)); and

2.

the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Registrant.

Dated: October 14, 2010

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