Form 10-Q
period 2010-06-30
EMPIRE STATE BUILDING ASSOCIATES L.L.C.
filed 2010-10-21
CIK 32776

Empire State Building Associates L.L.C.

June 30, 2010

 FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒.  No ☐.

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐  No ☒ .

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large Accelerated Filer ☐  Accelerated Filer ☐  Non-Accelerated Filer ☐

Smaller Reporting Company ☒

Empire State Building Associates L.L.C.

June 30, 2010

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

Empire State Building Associates L.L.C.

(A Limited Liability Company)

Condensed Consolidated Balance Sheets

(Unaudited)

Assets	June 30, 2010	December 31, 2009
Real Estate:
Building	$38,933,801	$ 38,933,801
Less: accumulated depreciation	8,195,176	7,696,045
	30,738,625	31,237,756
Building improvements	10,162,577	10,162,577
Less: accumulated depreciation	280,950	150,666
	9,881,627	10,011,911
Land	21,550,588	21,550,588
Total real estate, net	62,170,840	62,800,255

Cash and cash equivalents	20,375,690	28,531,544

Restricted cash re: mortgage interest – Capital One Bank	1,886,806	714,839
Rent due from sublessee	7,080	16,181
Receivable from participants re:
NYS estimated tax	52,679	103,715
Due from sublessee	8,961,815	8,961,815
Other assets	100,000	100,000

Mortgage financing costs	3,358,658	3,358,658
Less: accumulated amortization	2,123,749	1,790,448
Mortgage financing costs, net	1,234,909	1,568,210
Total assets	$94,789,819	$102,796,559

Empire State Building Associates L.L.C.

June 30, 2010

Empire State Building Associates L.L.C.

(A Limited Liability Company)

Condensed Consolidated Balance Sheets

(Unaudited)

	June 30, 2010	December 31, 2009
Liabilities and members’ equity Liabilities:
Mortgages payable	$ 92,000,000	$ 92,000,000
Accrued mortgage interest	498,333	514,944
Additional rent due to sublessee	-	2,429,589
Accrued supervisory fees	-	214,591
Total liabilities	92,498,333	95,159,124
Commitments and contingencies	-	-
Members’ equity	2,291,486	7,637,435

Total liabilities and members’ equity	$94,789,819	$102,796,559

See notes to condensed consolidated financial statements.

Empire State Building Associates L.L.C.

June 30, 2010

Empire State Building Associates L.L.C.

(A Limited Liability Company)

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009
Revenue:
Rent income from a related party	$2,021,980	$2,016,287	$4,038,275	$3,760,300
Dividend and interest income	3,959	22,219	6,379	36,005
Total revenue	2,025,939	2,038,506	4,044,654	3,796,305
Expenses:
Interest on mortgages	1,511,611	1,511,611	3,006,611	2,744,986
Supervisory services, to a related party	39,854	39,854	79,708	79,708
Depreciation of building & improvements	314,708	269,964	629,415	519,530
Amortization of mortgage financing costs	166,650	166,650	333,301	252,138
Professional fees and miscellaneous, including amounts paid to a related party	15,199	122,202	34,977	184,343
Total expenses	2,048,022	2,110,281	4,084,012	3,780,705
Net Income (Loss)	$ (22,083)	$ (71,775)	$ (39,358)	$ 15,600
Earnings (loss) per $10,000 participation unit, based on 3,300 participation units outstanding during the period	$(6.69)	$(21.75)	$(11.93)	$4.73
Distributions per $10,000 participation unit consisted of the following:
Income	$ 0	$ 0	$ 0	$ 4.73
Return of capital	294.64	294.64	1,608.06	584.56
Total distributions	$294.64	$294.64	$1,608.06	$589.29

At June 30, 2010 and 2009, there were 3,300 units (at $10,000 per unit) of participation units outstanding.

See notes to condensed consolidated financial statements.

Empire State Building Associates L.L.C.

June 30, 2010

Empire State Building Associates L.L.C.

(A Limited Liability Company)

Condensed Consolidated Statements of Members’ Equity

(Unaudited)

	For the	For the Year
	Six Months Ended	Ended
	June 30, 2010	December 31, 2009
Members’ equity:
January 1, 2010	$7,637,435
January 1, 2009		$4,156,945
Add, net income (loss):
January 1, 2010 through June 30, 2010	(39,358)	-0-
January 1, 2009 through December 31, 2009	-0-	7,369,823
	7,598,077	11,526,768
Less, distributions:
Monthly distributions
January 1, 2010 through June 30, 2010	1,944,667	-0-
January 1, 2009 through December 31, 2009	-0-	3,889,333
Additional distribution on March 2, 2010	3,361,924	-0-

Total distributions	5,306,591	3,889,333

Members’ equity:
June 30, 2010	$2,291,486
December 31, 2009		$7,637,435

See notes to condensed consolidated financial statements.

Empire State Building Associates L.L.C.

June 30, 2010

Empire State Building Associates L.L.C.

(A Limited Liability Company)

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months	For the Six Months
	Ended	Ended
	June 30, 2010	June 30, 2009
Cash flows from operating activities:
Net income (loss)	$ (39,358)	$ 15,600
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation of building & improvements	629,415	519,530
Amortization of mortgage financing costs	333,301	252,138
Changes in operating assets and liabilities:
Rent due from sublessee	9,101	-0-
Additional rent due to sublessee	(2,429,589)	(145,291)
Accrued mortgage interest	(16,611)	159,701
Accrued supervisory services	(214,591)	-0-
Net cash provided by (used in) operating activities	(1,728,332)	801,678

Cash flows from investing activities:
Purchase of building improvements	-0-	(9,197,412)
Net cash used in investing activities	-0-	(9,197,412)

Cash flows from financing activities:
Change in receivable from participants	51,036	(17,665)
Change in restricted cash	(1,171,967)	(999,887)
Financing costs	-0-	(1,562,371)
Proceeds of second mortgage	-0-	31,500,000
Cash distributions to participants	(5,306,591)	(1,944,667)
Change in other assets	-0-	(100,000)
Net cash provided by (used in) financing activities	(6,427,522)	26,875,410

Net change in cash and cash equivalents	(8,155,854)	18,479,676
Cash and cash equivalents, beginning of period	28,531,544	9,649,212
Cash and cash equivalents, end of period	$ 20,375,690	$ 28,128,888

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 3,023,222	$ 2,585,285
Net cash used in investing activities excludes a $965,165 increase in building improvement costs payable for the six months ended June 30, 2009.

See notes to condensed consolidated financial statements.

Empire State Building Associates L.L.C.

June 30, 2010

Notes to Condensed Consolidated Financial Statements (unaudited)

Note A Interim Period Reporting

In the opinion of management, the accompanying unaudited condensed consolidated financial statements of Empire State Building Associates L.L.C. (the “Registrant”) reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of Registrant as of June 30, 2010, its results of operations for the three and six months ended June 30, 2010 and 2009 and its cash flows for the six months ended June 30, 2010 and 2009.  The condensed consolidated financial statements include the accounts of the Registrant and its wholly-owned limited liability company, Empire State Land Associates L.L.C.  All intercompany accounts and transactions have been eliminated in consolidation. Information included in the condensed balance sheet as of December 31, 2009 has been derived from the audited balance sheet included in Registrant's Form 10-K for the year ended December 31, 2009 (the "10-K") previously filed with the Securities and Exchange Commission (the "SEC").  Pursuant to rules and regulations of the SEC, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from these consolidated financial statements unless significant changes have taken place since the end of the most recent fiscal year.  Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto and the other information contained in the 10-K.  The consolidated results of operations for the three and six months ended June 30, 2010 are not necessarily indicative of the results to be expected for any interim period or the full year.

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

Restricted cash at June 30, 2010 represents funds in an interest-bearing account held at Capital One Bank pursuant to the terms of the First Mortgage, to be used monthly to satisfy a portion ($166,667) of Registrant’s mortgage interest obligation. On March 4, 2010, Registrant deposited an additional $2,000,000 into this restricted account under the same conditions and will continue to do so annually hereafter.

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

The estimated fair value of Registrant’s total mortgage debt based upon available market information was $92,800,000 at June 30, 2010.

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

Due from Sublessee at June 30, 2010 represents advances made to Sublessee for building improvements costs.

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

Registrant pays Supervisory for supervisory services and disbursements.

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

Pursuant to the fee arrangements described herein, Registrant incurred  supervisory service fees of $39,854 and $79,708, respectively, attributable to each of the three and six-month periods ended June 30, 2010 and 2009, consisting of the basic supervisory fee at the rate of $100,000 p.a. since inception plus additional fees totaling $59,417 p.a. representing 6% of the annual rent and debt service reductions from which Registrant has benefited. No remuneration was paid during the three and six-month periods ended June 30, 2010 and 2009 by Registrant to any of the Members as such.

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

Registrant does not pay dividends.  During the six-month period ended June 30, 2010, Registrant made regular monthly distributions of $98.21 for each $10,000 Participation ($1,178.52 per annum for each $10,000 Participation).  There are no restrictions on Registrant’s present or future ability to make distributions; however, the amount of such distributions, particularly distributions of Additional Rent, depends solely on the ability of Sublessee to make payments of Basic Rent and Additional Rent to Registrant.  Registrant expects to make distributions in the future to the extent it receives the payments provided for under the Sublease.

During March 2010 Registrant made an additional distribution of Additional Rent of $3,361,924 received for the year ending December 31, 2009 to Participants after adding $2,000,000 for general contingencies of Registrant, $2,020,000 to satisfy a portion of Registrant’s First Mortgage interest obligation and $214,591 to Supervisor, offset by $26,104 of dividend and interest income. See Notes C and D to the condensed financial statements herein; and see below in “Liquidity, Capital Resources and Distributions” regarding Registrant’s anticipated inability to pay additional distributions during next several years.

During March 2009 Registrant made no additional distribution of Additional Rent received for the year ending December 31, 2008 to Participants. Additional Rent of $3,509,384 was applied to Registrant’s mortgage interest obligation and the balance of $1,509,384 for general contingencies. See Notes C and D to the condensed financial statements herein; and see below in “Liquidity, Capital Resources and Distributions” regarding Registrant’s anticipated inability to pay additional distributions during next several years.

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

Total revenues decreased for the three-month period ended June 30, 2010 as compared with the corresponding period of the prior year. The decrease was the net result of an increase in Basic Rent income to cover an increase in debt service and a decrease in dividend and interest income for the three-month period as compared with the corresponding period of the prior year. Total revenues increased for the six-month period ended June 30, 2010 as compared with the corresponding period of the prior year. The increase was the net result of an increase in Basic Rent income to cover an increase in debt service and a decrease in dividend and interest income for the six-month period as compared with the corresponding period of the prior year.

Total expenses decreased for the three-month period ended June 30, 2010 as compared with the corresponding period of the prior year.  The decrease was the net result of an increase in depreciation of the building improvements and a decrease in professional fees and miscellaneous expense for the three-month period as compared with the corresponding period of the prior year. Total expenses increased for the six-month period ended June 30, 2010 as compared with the corresponding period of the prior year. Such increase was the net result of a increase in interest on the mortgage payable, depreciation of building improvements and amortization of mortgage financing costs relating to the Second Mortgage and a decrease in professional fees and miscellaneous expense as compared with the corresponding period of the prior year.

Liquidity, Capital Resources and Distributions

Registrant’s liquidity has decreased as of June 30, 2010, as compared with June 30, 2009 due to expenditures for building improvements and the advance of funds by Registrant to Sublessee for it to acquire building improvements and tenanting costs. Recent adverse developments in credit and investment markets have impaired liquidity in the market in general and may negatively impact Registrant and/or space tenants at the Building.  Any such impact should be ameliorated by the fact that (a) each of Registrant and its Sublessee has very low debt in relation to asset value, (b) the Building’s rental revenue is derived from a substantial number of tenants in diverse businesses with lease termination dates spread over numerous years.

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

Registrant has the following contractual obligations:

Payments due by period

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt Obligations	$92,000,000	$ 0	$92,000,000	$ 0	$ 0
Interest Obligations	11,248,882	6,063,056	5,185,826	0	0
Capital Lease Obligations	0	0	0	0	0
Purchase Obligations	0	0	0	0	0
Other Long-Term Liabilities Reflected on the Registrant's Balance Sheet	0	0	0	0	0
Total	$103,248,882	$6,063,056	$97,185,826	$ 0	$ 0

Sublessee is to maintain the Building as a high-class office building as required by the terms of the Sublease.

Based on Sublessee’s review of the need for upgrades and improvements to the Property, Registrant has incurred improvement costs of approximately $10,160,000 through June 30, 2010, which costs were funded from Second Mortgage financing proceeds. Other improvement and tenanting costs funded out of Sublessee’s operating cash flow are owned by Sublessee and reflected in its financial statements. However, through June 30, 2010 Registrant advanced approximately $8,962,000 to Sublessee for building improvements and tenanting costs. To seek to maximize overall funds for improvement and tenanting costs, currently unapplied amounts of such financing proceeds may be used for such costs in the future. Sublessee estimates that the total cost of all projects will be approximately $626,000,000 over 10 years, including sprinklering of the Building of approximately $23,000,000 required by Local Law #26 to be completed by 2019.

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

Security Ownership

As of June 30, 2010, the Members of Registrant owned of record and beneficially an aggregate of $41,043 of Participations in Registrant, representing less than .124% of the currently outstanding Participations therein totaling $33,000,000.

As of June 30, 2010, certain of the Members of Registrant held additional Participations as follows:

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

Item 4T.

Controls and Procedures.

(a)

Evaluation of disclosure controls and procedures. The Supervisor after evaluating the effectiveness of Registrant’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of June 30, 2010, the end of the period covered by this report, has concluded that as of that date that Registrant’s disclosure controls and procedures were effective and designed to ensure that material information relating to Registrant would be made known to him by others within those entities on a timely basis.

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

June 30, 2010

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

10 (e)

Exercise of lease renewal options as of January 1, 2010 by Registrant and February 11, 2010 by Sublessee for the period January 5, 2013 to January 5, 2076 which was filed as Exhibit 10 (e) to Registrant’s Form 10-k for the fiscal year ended December 31, 2009 and is incorporated by reference as an exhibit hereto.

10(f)

Agreement of Members of Registrant as of July 1, 2010 which was filed as Exhibit 10 (f) to Registrant’s Form 10-k for the fiscal year ended December 31, 2009 and is incorporated by reference as an exhibit hereto.

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

________________________________

•

Page references are based on sequential numbering system.

Empire State Building Associates L.L.C.

June 30, 2010

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

Date: October 21, 2010

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

Date: October 21, 2010

_____________________________________________________________________

*Mr. Labell supervises accounting functions for Registrant.

Empire State Building Associates L.L.C.

June 30, 2010

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

Date: October 21, 2010

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

June 30, 2010

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

Date: October 21, 2010

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

June 30, 2010

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

1.

the Quarterly Report on Form 10-Q of Registrant for the period ended June 30, 2010 (the “Report”) fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934(15 U.S.C. 78m or 78o(d)); and

2.

the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Registrant.

Dated: October 21, 2010

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

June 30, 2010

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

1.

the Quarterly Report on Form 10-Q of Registrant for the period ended June 30, 2010 (the “Report”) fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934(15 U.S.C. 78m or 78o(d)); and

2.

the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Registrant.

Dated: October 21, 2010

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