Form 10-Q
period 2010-09-30
EMPIRE STATE BUILDING ASSOCIATES L.L.C.
filed 2010-12-20
CIK 32776

Empire State Building Associates L.L.C.

September 30, 2010

 FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Smaller Reporting Company ☒

Empire State Building Associates L.L.C.

September 30, 2010

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

Empire State Building Associates L.L.C.

(A Limited Liability Company)

Condensed Consolidated Balance Sheets

(Unaudited)

Assets	September 30, 2010	December 31, 2009
Real Estate:
Building	$38,933,801	$ 38,933,801
Less: accumulated depreciation	8,444,742	7,696,045
	30,489,059	31,237,756
Building improvements	10,162,577	10,162,577
Less: accumulated depreciation	346,092	150,666
	9,816,485	10,011,911
Land	21,550,588	21,550,588
Total real estate, net	61,856,132	62,800,255

Cash and cash equivalents	20,237,586	28,531,544

Restricted cash re: mortgage interest – Capital One Bank	1,389,399	714,839
Rent due from sublessee	11,330	16,181
Receivable from participants re:
NYS estimated tax	77,409	103,715
Due from sublessee	8,961,815	8,961,815
Other assets	100,000	100,000

Mortgage financing costs	3,358,658	3,358,658
Less: accumulated amortization	2,290,400	1,790,448
Mortgage financing costs, net	1,068,258	1,568,210
Total assets	$93,701,929	$102,796,559

Empire State Building Associates L.L.C.

September 30, 2010

Empire State Building Associates L.L.C.

(A Limited Liability Company)

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30, 2010	December 31, 2009
Liabilities and members’ equity Liabilities:
Mortgages payable	$ 92,000,000	$ 92,000,000
Accrued mortgage interest	498,333	514,944
Additional rent due to sublessee	-	2,429,589
Accrued supervisory fees	156,249	214,591
Total liabilities	92,654,582	95,159,124
Commitments and contingencies	-	-
Members’ equity	1,047,347	7,637,435

Total liabilities and members’ equity	$93,701,929	$102,796,559

See notes to condensed consolidated financial statements.

Empire State Building Associates L.L.C.

September 30, 2010

Empire State Building Associates L.L.C.

(A Limited Liability Company)

Condensed Consolidated Statements of Operations

(Unaudited)

	For the	Three Months	For the	Nine Months
	Ended	September 30,	Ended	September 30,
	2010	2009	2010	2009
Revenue:
Rent income from a related party	$2,027,938	$2,022,103	$6,066,213	$5,782,403
Dividend and interest income	3,072	10,543	9,451	46,548
Total revenue	2,031,010	2,032,646	6,075,664	5,828,951
Expenses:
Interest on mortgages	1,528,223	1,528,222	4,534,834	4,273,208
Supervisory services, to a related party	196,104	39,855	275,812	119,563
Depreciation of building & improvements	314,708	314,688	944,123	834,218
Amortization of mortgage financing costs	166,651	166,651	499,952	418,789
Professional fees and miscellaneous, including amounts paid to a related party	97,130	6,641	132,107	190,984
Total expenses	2,302,816	2,056,057	6,386,828	5,836,762
Net Loss	$(271,806)	$(23,411)	$(311,164)	$(7,811)
Earnings (loss) per $10,000 participation unit, based on 3,300 participation units outstanding during the period	$(82.36)	$(7.10)	$(94.29)	$(2.37)
Distributions per $10,000 participation unit consisted of the following:
Income	$ 0	$ 0	$ 0	$ 0
Return of capital	294.64	294.64	1,902.70	883.93
Total distributions	$294.64	$294.64	$1,902.70	$ 883.93

At September 30, 2010 and 2009, there were 3,300 units (at $10,000 per unit) of participation units outstanding.

See notes to condensed consolidated financial statements.

Empire State Building Associates L.L.C.

September 30, 2010

Empire State Building Associates L.L.C.

(A Limited Liability Company)

Condensed Consolidated Statements of Members’ Equity

(Unaudited)

	For the	For the Year
	Nine Months Ended	Ended
	September 30, 2010	December 31, 2009
Members’ equity:
January 1, 2010	$7,637,435
January 1, 2009		$4,156,945
Add, net income (loss):
January 1, 2010 through September 30, 2010	(311,164)	-0-
January 1, 2009 through December 31, 2009	-0-	7,369,823
	7,326,271	11,526,768
Less, distributions:
Monthly distributions
January 1, 2010 through September 30, 2010	2,917,000	-0-
January 1, 2009 through December 31, 2009	-0-	3,889,333
Additional distribution on March 2, 2010	3,361,924	-0-

Total distributions	6,278,924	3,889,333

Members’ equity:
September 30, 2010	$1,047,347
December 31, 2009		$7,637,435

See notes to condensed consolidated financial statements.

Empire State Building Associates L.L.C.

September 30, 2010

Empire State Building Associates L.L.C.

(A Limited Liability Company)

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months	For the Nine Months
	Ended	Ended
	September 30, 2010	September 30, 2009
Cash flows from operating activities:
Net loss	$ (311,164)	$ (7,811)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation of building & improvements	944,123	834,218
Amortization of mortgage financing costs	499,952	418,789
Changes in operating assets and liabilities:
Rent due from sublessee	4,851	(3,706)
Additional rent due to sublessee	(2,429,589)	-0-
Accrued mortgage interest	(16,611)	159,701
Accrued supervisory services	(58,342)	-0-
Net cash provided by (used in) operating activities	(1,366,780)	1,401,191

Cash flows from investing activities:
Purchase of building improvements	-0-	(10,162,577)
Due from sublessee	-0-	(5,305,579)
Net cash used in investing activities	-0-	(15,468,156)

Cash flows from financing activities:
Change in receivable from participants	26,306	(24,400)
Change in restricted cash	(674,560)	(502,486)
Financing costs	-0-	(1,562,371)
Proceeds of second mortgage	-0-	31,500,000
Cash distributions to participants	(6,278,924)	(2,917,000)
Change in other assets	-0-	(100,000)
Net cash provided by (used in) financing activities	(6,927,178)	26,393,743

Net change in cash and cash equivalents	(8,293,958)	12,326,778
Cash and cash equivalents, beginning of period	28,531,544	9,649,212
Cash and cash equivalents, end of period	$ 20,237,586	$ 21,975,990

Supplemental disclosure of cash flow information:
Cash paid for interest	$4,551,445	$4,113,507

See notes to condensed consolidated financial statements.

Empire State Building Associates L.L.C.

September 30, 2010

Notes to Condensed Consolidated Financial Statements (unaudited)

Note A Interim Period Reporting

In the opinion of management, the accompanying unaudited condensed consolidated financial statements of Empire State Building Associates L.L.C. (the “Registrant”) reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of Registrant as of September 30, 2010, its results of operations for the three and nine months ended September 30, 2010 and 2009 and its cash flows for the nine months ended September 30, 2010 and 2009.  The condensed consolidated financial statements include the accounts of the Registrant and its wholly-owned limited liability company, Empire State Land Associates L.L.C.  All intercompany accounts and transactions have been eliminated in consolidation. Information included in the condensed balance sheet as of December 31, 2009 has been derived from the audited balance sheet included in Registrant's Form 10-K for the year ended December 31, 2009 (the "10-K") previously filed with the Securities and Exchange Commission (the "SEC").  Pursuant to rules and regulations of the SEC, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from these consolidated financial statements unless significant changes have taken place since the end of the most recent fiscal year.  Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto and the other information contained in the 10-K.  The consolidated results of operations for the three and nine months ended September 30, 2010 are not necessarily indicative of the results to be expected for any interim period or the full year.

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

Note C Purchase of Fee Title to The Empire State Building and Land Thereunder, Mortgage Debt, and Related Depreciation and Amortization

On April 17, 2002, Registrant acquired, through a wholly-owned limited liability company (Empire State Land Associates L.L.C.) the fee title to the building known as the Empire State Building at 350 Fifth Avenue in New York (the “Building”), and the land thereunder (the “Land”) (together, the “Real Estate” or “Property”), at a price of $57,500,000, and obtained a $60,500,000 first mortgage (the “First Mortgage”) with Capital One Bank to finance the acquisition and certain related costs.

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

Restricted cash at September 30, 2010 represents funds in an interest-bearing account held at Capital One Bank pursuant to the terms of the First Mortgage, to be used monthly to satisfy a portion ($166,667) of Registrant’s mortgage interest obligation. On March 4, 2010, Registrant deposited an additional $2,000,000 into this restricted account under the same conditions and will continue to do so annually hereafter.

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

The estimated fair value of Registrant’s total mortgage debt based upon available market information was $93,400,000 at September 30, 2010.

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

Due from Sublessee at September 30, 2010 represents advances made to Sublessee for building improvements costs.

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

Pursuant to the fee arrangements described herein, Registrant incurred  supervisory service fees of $196,104 and $275,812, respectively, attributable to each of the three and nine-month periods ended September 30, 2010, consisting of the basic supervisory fee at the rate of $100,000 p.a. for the first six months of 2010 and at the annual rate $725,000 for the quarter ended September 30, 2010 plus additional fees totaling $59,417 p.a. representing 6% of the annual rent and debt service reductions from which Registrant has benefited. Supervisory fees were $39,855 and $119,563 for the three and nine-month periods ended September 30, 2009. No remuneration was paid during the three and nine-month periods ended September 30, 2010 and 2009 by Registrant to any of the Members.

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

Registrant does not pay dividends.  During the nine-month period ended September 30, 2010, Registrant made regular monthly distributions of $98.21 for each $10,000 Participation ($1,178.52 per annum for each $10,000 Participation).  There are no restrictions on Registrant’s present or future ability to make distributions; however, the amount of such distributions, particularly distributions of Additional Rent, depends solely on the ability of Sublessee to make payments of Basic Rent and Additional Rent to Registrant.  Registrant expects to make distributions in the future to the extent it receives the payments provided for under the Sublease.

During March 2010 Registrant made an additional distribution of Additional Rent of $3,361,924 received for the year ending December 31, 2009 to Participants after adding $2,000,000 to general contingencies of Registrant, $2,020,000 to satisfy a portion of Registrant’s First Mortgage interest obligation and $214,591 to Supervisor, offset by $26,104 of dividend and interest income. See Notes C and D to the condensed financial statements herein; and see below in “Liquidity, Capital Resources and Distributions” regarding Registrant’s anticipated inability to pay additional distributions during next several years.

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

Total revenues decreased for the three-month period ended September 30, 2010 as compared with the corresponding period of the prior year. The decrease was the result of a decrease in dividend and interest income for the three-month period as compared with the corresponding period of the prior year. Total revenues increased for the nine-month period ended September 30, 2010 as compared with the corresponding period of the prior year. The increase was the net result of an increase in Basic Rent income to cover an increase in debt service and a decrease in dividend and interest income for the nine-month period as compared with the corresponding period of the prior year.

Total expenses increased for the three and nine-month period ended September 30, 2010 as compared with the corresponding period of the prior year.  The increase was the result of an increase in basic supervisory fees, depreciation of the building improvements and professional fees and miscellaneous expense for the three-month period as compared with the corresponding period of the prior year. The increase in total expenses for the nine-month period ended September 30, 2010 was the net result of an increase in basic supervisory fees, interest on the mortgage payable, depreciation of building improvements and amortization of mortgage financing costs relating to the Second Mortgage and a decrease in professional fees and miscellaneous expense as compared with the corresponding period of the prior year.

Liquidity, Capital Resources and Distributions

Registrant’s liquidity has decreased as of September 30, 2010, as compared with September 30, 2009 due to the advance of funds by Registrant to Sublessee for it to acquire building improvements and tenanting costs. Adverse developments in economic, credit and investment markets over the last two years impaired general liquidity (although some improvement in such markets has arisen recently) and the developments may negatively impact Registrant and/or space tenants at the Building. Any such impact should be ameliorated by the fact that (a) each of Registrant and its Sublessee has very low debt in relation to asset value, (b) the Building’s rental revenue is derived from a substantial number of tenants in diverse businesses with lease termination dates spread over numerous years.

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

Registrant has the following contractual obligations:

Payments due by period

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt Obligations	$92,000,000	$0	$92,000,000	$0	$0
Interest Obligations	10,048,370	6,063,056	3,985,314	0	0
Capital Lease Obligations	0	0	0	0	0
Purchase Obligations	0	0	0	0	0
Other Long-Term Liabilities Reflected on the Registrant's Balance Sheet	0	0	0	0	0
Total	$102,048,370	$6,063,056	$95,985,314	$ 0	$ 0

Sublessee is to maintain the Building as a high-class office building as required by the terms of the Sublease.

Based on Sublessee’s review of the need for upgrades and improvements to the Property, Registrant has incurred improvement costs of approximately $10,160,000 through September 30, 2010, which costs were funded from Second Mortgage financing proceeds. Other improvement and tenanting costs funded out of Sublessee’s operating cash flow are owned by Sublessee and reflected in its financial statements. However, through September 30, 2010 Registrant advanced approximately $8,962,000 to Sublessee for building improvements and tenanting costs. To seek to maximize overall funds for improvement and tenanting costs, currently unapplied amounts of such financing proceeds may be used for such costs in the future. Sublessee estimates that the total cost of all projects will be approximately $626,000,000 over 10 years, including sprinklering of the Building of approximately $23,000,000 required by Local Law #26 to be completed by 2019.

The Sublessee has not achieved its own required internal approvals for such financing beyond approximately $61,500,000 including the $31,500,000 Second Mortgage, plus an additional financing of approximately $30,000,000 or less, and now anticipates that its operating cash flow will thus continue to be dedicated largely to the ongoing improvement costs, greatly reducing or eliminating both (a) Sublessee’s payment of Additional Rent and (b) Registrant’s ability to make extra distributions to Participants.

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

Security Ownership

As of September 30, 2010, the Members of Registrant owned of record and beneficially an aggregate of $41,043 of Participations in Registrant, representing less than .124% of the currently outstanding Participations therein totaling $33,000,000.

As of September 30, 2010, certain of the Members of Registrant held additional Participations as follows:

Entities for the benefit of members of Peter L. Malkin's family owned of record and beneficially $1,049,583 of Participations. Peter L. Malkin disclaims any beneficial ownership of such Participations, except that related trusts are required to complete scheduled payments to Peter L. Malkin.

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

Item 4T.

Controls and Procedures.

(a)

Evaluation of disclosure controls and procedures. The Supervisor after evaluating the effectiveness of Registrant’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of September 30, 2010, the end of the period covered by this report, has concluded that as of that date that Registrant’s disclosure controls and procedures were effective and designed to ensure that material information relating to Registrant would be made known to him by others within those entities on a timely basis.

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

10 (f)

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

September 30, 2010

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

Date: December 20, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the undersigned as Attorney-in-Fact for each of the Members in Registrant, pursuant to the Power, on behalf of Registrant and as a Member in Registrant on the date indicated.

By:

/s/ Mark Labell

Mark Labell*, Attorney-in-Fact on behalf of:

Peter L. Malkin, Member

Anthony E. Malkin, Member

Thomas N. Keltner, Jr., Member

Date: December 20, 2010

____________________________________________________________________

*Mr. Labell supervises accounting functions for Registrant.

Empire State Building Associates L.L.C.

September 30, 2010

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

Date: December 20, 2010

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

September 30, 2010

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

Date: December 20, 2010

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

September 30, 2010

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

1.

the Quarterly Report on Form 10-Q of Registrant for the period ended September 30, 2010 (the “Report”) fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934(15 U.S.C. 78m or 78o(d)); and

2.

the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Registrant.

Dated: December 20, 2010

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

September 30, 2010

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

1.

the Quarterly Report on Form 10-Q of Registrant for the period ended September  30, 2010 (the “Report”) fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934(15 U.S.C. 78m or 78o(d)); and

2.

the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Registrant.

Dated: December 20, 2010

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