Form 10-K/A
period 2009-12-31
EMPIRE STATE BUILDING ASSOCIATES L.L.C.
filed 2011-03-23
CIK 32776

Empire State Building Associates L.L.C.

December 31, 2009

FORM 10-K/A

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act)     Yes ☐      No ☒.

The aggregate market of the voting stock held by non-affiliates of the Registrant:  Not applicable, but see Items 5 and 10 of this report.

Empire State Building Associates L.L.C.

December 31, 2009

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ___

Explanatory Note

This Amendment No. 1 to the Annual Report on Form 10-K of Empire State Building Associates L.L.C for the fiscal year ended December 31, 2009 is filed to include the financial statements of Empire State Building Company L.L.C. for the year ended December 31, 2009.

There are no changes to the original Form 10-K other than those described above. This amendment speaks as of the filing date of the original Form 10-K and does not reflect events that have occurred after that date.

Item 15.

Exhibits, Financial Statement Schedules and

Reports on Form 10-K.

Item 15

(a) (3) Exhibits

Financial statements of Empire State Building Company L.L.C. for the year ended December 31, 2009

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of Mark Labell, Senior Vice President, Finance

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of Mark Labell, Senior Member of Financial/Accounting staff

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of Mark Labell, Senior Vice President, Finance

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of Mark Labell, Senior Vice President, Finance

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

Date: March 23, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person as Attorney-in-Fact for each of the Members in Registrant, pursuant to the Power, on behalf of Registrant and as a Member in Registrant on the date indicated.

By /s/ Mark Labell

Mark Labell, Attorney-in-Fact*

Date: March 23, 2011

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

Date: March 23, 2011

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

Date: March 23, 2011

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

Dated: March 23, 2011

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

Dated: March 23, 2011

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

EMPIRE STATE BUILDING COMPANY L.L.C. AND AFFILIATES

CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2009 and 2008

EMPIRE STATE BUILDING COMPANY L.L.C. AND AFFILIATES

CONTENTS

Report of Independent Accountants

1

Financial Statements:

Consolidated Balance Sheets

2

Consolidated Statements of Operations

3

Consolidated Statements of Changes in Equity

4

Consolidated Statements of Cash Flows

5

Notes to Consolidated Financial Statements

6 - 19

Report of Independent Accountants

Empire State Building Company L.L.C.

New York, New York

We have audited the accompanying consolidated balance sheets of Empire State Building Company L.L.C., a New York limited liability company, and Affiliates (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations, changes in equity and cash flows for the years then ended.  These financial statements are the responsibility of the management of Empire State Building Company L.L.C.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Empire State Building Company L.L.C. and Affiliates as of December 31, 2009 and 2008, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, effective January 1, 2009, the Company adopted the provisions pertaining to noncontrolling interests of Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 810, “Consolidation,” and the provisions pertaining to uncertain tax positions of FASB ASC 740, “Income Taxes.”

Garden City, New York

March 15, 2011

/s/ Margolin, Winer & Evens LLP

EMPIRE STATE BUILDING COMPANY L.L.C. AND AFFILIATES

CONSOLIDATED BALANCE SHEETS

December 31,

2009

2008

ASSETS

Property - at cost (Notes 1, 2 and 5):
Leasehold improvements	$ 137,829,342	$ 119,712,355
Subtenant improvements	42,472,221	29,010,398
Leasehold	740,000	740,000
Equipment	4,699,670	2,213,409
	185,741,233	151,676,162
Less accumulated depreciation and amortization	34,523,042	32,442,431

Net Property	151,218,191	119,233,731

Other Assets:
Cash and cash equivalents (Note 2)	45,231,683	49,029,258
Cash - restricted - tenants’ security deposits	4,578,113	5,434,378
Cash - tenant improvement escrow (Note 6)	679,608	6,052,434
Accounts receivable - net (Note 2)	2,136,164	1,894,628
Rent receivable (Note 2)	7,504,772	3,962,758
Unbilled rent receivable - net (Note 2)	30,662,269	29,855,237
Prepaid expenses	14,700,905	13,274,886
Overage rent due from lessor (Note 5)	2,429,589	-
Deferred charges, net of accumulated
amortization (Notes 2 and 4)	14,667,693	15,220,679
Other assets	534,197	668,883

Total Assets	$ 274,343,184	$ 244,626,872

LIABILITIES AND EQUITY

Liabilities:
Accounts payable and accrued liabilities	$ 24,810,212	$ 8,316,944
Tenants’ security deposits payable	4,578,113	5,434,378
Due to lessor (Note 5)	8,961,815	-
Deferred income (Note 2)	5,619,639	2,268,850

Total Liabilities	43,969,779	16,020,172

Commitments and Contingencies (Notes 3, 5 and 12)	-	-

Equity (Deficit):
Empire State Building Company L.L.C. members’ equity
(Note 3)	235,315,149	228,548,464
Noncontrolling interest (Notes 2 and 11)	(4,941,744)	58,236

Total Equity	230,373,405	228,606,700

Total Liabilities and Equity	$ 274,343,184	$ 244,626,872

The accompanying notes are an integral part of these statements.

EMPIRE STATE BUILDING COMPANY L.L.C. AND AFFILIATES

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31,

2009

2008

Income:

Rent (Notes 2, 5 and 6):
Minimum rental revenue	$ 62,521,301	$ 59,485,851
Tenant reimbursements	32,228,332	30,855,948
Antenna license fees	14,572,350	14,184,943
Other	3,241,154	3,403,213

Total Rent	112,563,137	107,929,955

Observatory Income, net (Note 11)	53,341,427	56,329,205

Total Income	165,904,564	164,259,160

Operating Expenses:
Basic rent expense (Note 5)	7,793,000	6,018,750
Overage rent (Note 5)	7,570,411	3,509,384
Real estate taxes	24,785,578	22,677,228
Payroll and related costs	21,528,386	21,866,938
Repairs and maintenance	14,388,484	13,730,856
Utilities	15,114,546	16,571,046
Supervisory fees (Note 5)	270,000	270,000
Professional fees	6,275,338	5,811,222
Insurance	8,668,795	7,961,856
Advertising (Note 2)	2,357,648	2,589,120
Cleaning	2,474,606	2,070,116
Administrative	2,069,858	2,212,422
Depreciation (Note 2)	6,730,365	7,739,997
Amortization (Note 2)	2,313,059	2,526,920
Bad debts, net (Note 2)	3,396,162	3,367,364

Total Operating Expenses	125,736,236	118,923,219

Operating Income	40,168,328	45,335,941

Interest and Dividend Income	136,040	1,216,137

Net Income	40,304,368	46,552,078

Net Income of Affiliate Attributable to Noncontrolling
Interest (Note 2)	(20)	(11)

Net Income Attributable to Empire State Building
Company L.L.C.	$ 40,304,348	$ 46,552,067

The accompanying notes are an integral part of these statements.

EMPIRE STATE BUILDING COMPANY L.L.C. AND AFFILIATES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

Years Ended December 31, 2009 and 2008

		Empire State
		Building
		Company
		L.L.C.
		Members’	Noncontrolling
	Total	Equity	Interest

Equity - January 1, 2008	$ 185,654,622	$ 185,596,397	$ 58,225

Distributions - 2008	(3,600,000)	(3,600,000)	-

Net Income - 2008	46,552,078	46,552,067	11

Equity - December 31, 2008	228,606,700	228,548,464	58,236

Cumulative Effect of Adopting
FASB ASC 740 (Note 2)	(5,000,000)	-	(5,000,000)

Distributions - 2009	(33,537,663)	(33,537,663)	-

Net Income - 2009	40,304,368	40,304,348	20

Equity (Deficit) - December 31, 2009	$ 230,373,405	$ 235,315,149	$ (4,941,744)

The accompanying notes are an integral part of these statements.

EMPIRE STATE BUILDING COMPANY L.L.C. AND AFFILIATES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31,

2009

2008

Cash Flows from Operating Activities:
Net income	$ 40,304,368	$ 46,552,078
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	6,730,365	7,739,997
Amortization	2,313,059	2,526,920
Net change in operating assets and liabilities:
Accounts receivable	(241,536)	(272,105)
Rent receivable	(3,542,014)	253,694
Unbilled rent receivable	(807,032)	97,333
Prepaid expenses	(1,426,019)	(320,688)
Overage rent due from lessor	(2,429,589)	-
Other assets	134,686	104,470
Accounts payable and accrued liabilities	6,815,027	175,423
Deferred income	3,350,789	606,796

Net Cash Provided by Operating Activities	51,202,104	57,463,918

Cash Flows from Investing Activities:
Property additions	(34,036,584)	(45,797,454)
Deferred charges - leasing commissions and costs	(1,760,073)	(4,368,130)
Tenant improvement escrow, net	5,372,826	(6,052,434)

Net Cash Used in Investing Activities	(30,423,831)	(56,218,018)

Cash Flows from Financing Activities:
Members’ distributions	(33,537,663)	(3,600,000)
Advances from lessor to fund building improvements	8,961,815	-
Due affiliates, net	-	(134,106)

Net Cash Used in Financing Activities	(24,575,848)	(3,734,106)

Net Decrease in Cash and Cash Equivalents	(3,797,575)	(2,488,206)

Cash and Cash Equivalents - beginning of year	49,029,258	51,517,464

Cash and Cash Equivalents - end of year	$ 45,231,683	$ 49,029,258

The accompanying notes are an integral part of these statements.

EMPIRE STATE BUILDING COMPANY L.L.C. AND AFFILIATES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Nature of Business

Empire State Building Company L.L.C. (“ESB”) was originally organized on August 15, 1961 as a joint venture to lease and sublease the approximately 2,800,000 square foot office building and Observatory, more commonly known as the Empire State Building situated at 350 Fifth Avenue, New York, New York, (the “Property”).  At December 31, 2009, the Property was approximately 75% occupied.  On April 2, 1971, ESB converted from a joint venture to a general partnership.  On December 17, 2001, ESB converted from a general partnership to a New York limited liability company and is now known as Empire State Building Company L.L.C.  Although limited liability companies are unincorporated associations, their members have limited personal liability for the obligations or debts of the entity similar to stockholders of a corporation.

ESB commenced operations on August 15, 1961 and is to continue until the earlier of the complete disposition of all of the Company’s assets, unless sooner terminated pursuant to the Operating Agreement or by law.

On February 9, 1962, Empire State Building, Inc. (the “Observatory”) was formed to sublease from ESB and operate the observation decks located on the 86th and 102nd floors of the Property.

On July 15, 2009, ESB Captive Insurance Company L.L.C. (the “Captive”) was formed in the State of Vermont, as a captive insurance company to insure the Property and business interruption risks of ESB and the Observatory, including, but not limited to, terrorism risks.  The Captive was formed as a single member limited liability company, wholly owned by ESB.  For income tax reporting purposes, a single member LLC is classified as a division of its member, accordingly, the single member LLC’s taxable income or loss is reportable by its member.  The Captive reinsures certain coinsurance amounts.  There were no losses incurred through December 31, 2009.

2. Summary of Significant Accounting Policies

Principles of consolidation - The accompanying consolidated financial statements include the accounts of Empire State Building Company L.L.C. and its wholly owned subsidiary, ESB Captive Insurance Company L.L.C., and Empire State Building, Inc., an affiliate through common ownership, which has been consolidated based on a controlling financial interest (collectively, the “Company”).

All significant intercompany accounts and transactions have been eliminated in consolidation.

Effective January 1, 2009, the Company adopted the provisions pertaining to noncontrolling interests of Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 810, “Consolidation.”  A noncontrolling interest (previously referred to as a minority interest) is the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent.  Among other matters, the noncontrolling interest standards require that noncontrolling interests be reported as part of equity in the consolidated balance sheet (separately from the controlling interest’s equity).  The noncontrolling interest standards also require companies to disclose the changes in the noncontrolling interest in the statement of equity or in a separate note to the financial statements; and require that net income include earnings attributable to the noncontrolling interest with disclosure on the face of the statement of income of the amounts attributable to the parent and to the noncontrolling interest.  Other than the presentation of the noncontrolling interest as described above, the adoption of the noncontrolling interest standards did not have a significant effect on the Company’s consolidated financial statements.

Variable interest entities - Under FASB ASC 810, “Consolidation,” when a reporting entity (ESB) is the primary beneficiary of an entity that is a variable interest entity as defined in FASB ASC 810, the variable interest entity must be consolidated into the financial statements of the reporting entity.

ESB has determined that the Observatory is a variable interest entity.  Accordingly, although ESB does not hold a controlling ownership interest in the Observatory, ESB consolidates the Observatory as ESB, pursuant to its lease agreement with the Observatory, receives a majority of the Observatory’s expected income and would be expected to absorb a majority of the Observatory’s expected losses.

The aggregate assets, liabilities and equity (deficit) of the Observatory as of December 31, 2009 were $2,843,259, $7,785,003, and $(4,941,744), respectively, and net income (net of rent paid to ESB) for the year then ended was $20.  The aggregate assets, liabilities and equity of the Observatory as of December 31, 2008 were $3,661,460, $3,603,224 and $58,236, respectively, and net income (net of rent paid to ESB) for the year then ended was $11.

In June 2009, the FASB issued revised guidance on the consolidation of variable interest entities.  The revised guidance requires an analysis to determine whether an entity has a controlling financial interest in a variable interest entity.  Additionally, the revised guidance requires an ongoing reassessment and eliminates the quantitative approach previously required for determining whether an entity is the primary beneficiary.  This guidance will be effective at the start of a reporting entity’s first fiscal year beginning after November 15, 2009.  The Company is currently evaluating the impact of the revised guidance on its financial statements.

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

ESB provides an estimated allowance for uncollectible rent receivable based upon an analysis of tenant receivables and historical bad debts, tenant concentrations, tenant credit worthiness, tenant security deposits (including letters of credit and lease guarantees provided by the tenant), current economic trends and changes in tenant payment terms.  Management believes no allowance is necessary for rent receivable as of December 31, 2009 and 2008.  Unbilled rent receivable is shown net of an estimated allowance for doubtful accounts of $3,370,000 and $3,220,000 at December 31, 2009 and 2008, respectively

Bad debt expense is shown net of recoveries.

Empire State Building, Inc. - Admission fees are recognized as income when admission tickets are sold.  Ancillary income is recognized as income when earned.

The Observatory provides an estimated allowance for uncollectible accounts receivable based upon an analysis of accounts receivable and historical bad debts, customer credit worthiness, current economic trends and changes in payment terms.  Management believes no allowance is necessary for accounts receivable at December 31, 2009.  Accounts receivable is shown net of an estimated allowance for doubtful accounts of $374,000 at December 31, 2008.

Cash and cash equivalents - The Company considers highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

At times the Company has demand and other deposits with a bank in excess of federally insured limits.  The possibility of loss exists if the bank holding uninsured deposits were to fail.

Property - The Company reviews real estate assets for impairment whenever events or changes in circumstances indicate the carrying amount of assets to be held and used may not be recoverable.   Impairment losses are recognized when the estimated undiscounted cash flows expected to be generated by those assets are less than the assets’ carrying amount.  Impaired assets are recorded at their estimated fair value calculated based on the discounted cash flows expected to be generated by the asset.  No impairment loss has been recorded for the years ended December 31, 2009 and 2008.

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

Income taxes - Empire State Building Company L.L.C. is not subject to federal and state income taxes and, accordingly, makes no provision for federal and state income taxes in its financial statements.  Empire State Building Company L.L.C.’s rental operations are not subject to local income taxes.  Empire State Building Company L.L.C.’s taxable income or loss (which includes the income or loss of the Captive) is reportable by its members.

Empire State Building, Inc. has elected to be taxed under the Subchapter S provisions of the Internal Revenue Code and applicable New York State income tax law effective January 1, 1971.  Accordingly, the Company has not provided for federal or state income taxes since all income is passed through directly to the stockholders for the years ended December 31, 2009 and 2008.  New York City does not recognize S Corporations as pass-through entities.

Effective January 1, 2009, the Company adopted the provisions pertaining to uncertain tax positions of FASB ASC 740, “Income Taxes,” which provides a financial statement recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return.  Under FASB ASC 740 the tax benefit from an uncertain tax position may only be recognized if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement.  Among other matters, FASB ASC 740 also provides guidance on accounting for interest and penalties associated with tax positions.  Upon adoption, as a change in accounting principle, the Company recognized as a cumulative effect of such change a $5,000,000 charge to beginning equity attributable to the noncontrolling interest.  Included in such amount is $1,500,000 for any accrued interest and penalties, as of both January 1, 2009 (the date of adoption) and December 31, 2009.  The charge is based on amounts of possible outcomes, using facts, circumstances and information available at the reporting date.

Taxable years ended December 31, 2006, December 31, 2007, December 31, 2008 and December 31, 2009 are subject to IRS and other jurisdictions tax examinations.

Advertising - The Company expenses advertising costs as incurred.  The Company incurred advertising costs of $4,672,938 and $4,206,658 for the years ended December 31, 2009 and 2008, respectively.

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

Subsequent events - The Company has evaluated events and transactions for potential recognition or disclosure through March 15, 2011, the date the financial statements were available to be issued.

3. Members’ Equity

Profits, losses and distributions are allocated to the members pursuant to the Company’s Operating Agreement.

The Company must maintain minimum capital and surplus of $250,000 in accordance with Vermont captive insurance regulations.

4. Deferred Charges

Deferred charges consist of the following as of December 31, 2009 and 2008:

2009

2008

Leasing commissions

$

22,138,025

$

22,608,831

Leasing costs

589,270

455,330

22,727,295

23,064,161

Less accumulated amortization

8,059,602

7,843,482

Total

$

14,667,693

$

15,220,679

5. Related Party Transactions

ESB (the “Lessee”) entered into a lease agreement with Empire State Building Associates L.L.C. (the “Lessor”) which was set to expire on January 4, 2013.  On February 11, 2010, the Company exercised the lease renewal option for the period January 4, 2013 to January 4, 2034.  The lease provides for an annual basic minimum rent equal to $6,018,750 through January 4, 2013; thereafter, the annual basic minimum rent is equal to $5,895,625.  The lease provides for two additional successive renewal options of twenty-one years each, at an annual basic rent of $5,895,625 throughout all subsequent renewal terms.

In accordance with the 2nd lease modification dated as of February 25, 2009, the minimum basic rent described above has been increased to cover debt service on the Lessor’s $31,500,000 second mortgage loan obtained on February 25, 2009 (the “Loan”).  The basic rent was increased to cover debt service, but excluding certain principal payment amounts not part of scheduled debt service.  The principal amount of any refinancing of the Loan shall not exceed the then existing amount of debt plus refinancing costs.

The lease also provides for additional rent (“Overage Rent”) through all renewal terms equal to 50% of the Lessee’s annual net operating profit, as defined, in excess of $1,000,000, in each lease year.  The Company advanced $10,000,000 through December 31, 2009 on account of additional rent and the excess of $2,429,589 was returned by the Lessor in 2010.

In addition to the above, the Lessee is required to pay for all operating and maintenance expenses, real estate taxes, and necessary repairs and replacements, and keep the Property adequately insured against fire and accident.

A building improvements program (the “Program”) has been undertaken by the Company to maintain and enhance the Property and its competitive position.  As of December 31, 2009, the Company has incurred costs related to the Program of approximately $91,100,000 and the Lessor had incurred costs related to the Program of approximately $10,160,000 and estimates that the total costs of all Program-related projects will be approximately $626,000,000.  Lessor intends to seek additional financing to fund future Property improvements and tenanting costs.

The Company is financing the Program and billing the Lessor for certain costs incurred.  The Program (1) grants the ownership of improvements and tenanting costs funded by Lessor to Lessor and acknowledges Lessor’s desire to finance such costs through an increase in the fee mortgage, and (2) allows for the increased mortgage charges to be paid by Lessor from an equivalent increase in basic rent paid by the Company, all to the extent the Company joins Lessor in approving such mortgage increase.  Since additional rent will be decreased by one-half of that increase in basic rent, the net effect of the lease modification is to have the Company and Lessor share the costs of the Program equally, assuming the Company’s profitability continues to obligate it to pay further additional rent.

The Loan is scheduled to mature on May 1, 2012 and requires monthly payments of interest only at 6.5% per annum, payable monthly in arrears.  The mortgage may be prepaid at any time without penalty.

In connection with the Loan, the Company has assigned all subleases and rents to the lender as additional collateral.

The following is a schedule of future minimum rental payments as of December 31, 2009 (based on the current amount of the Lessor’s outstanding second mortgage obligation):

Year ending December 31,

2010

$

8,095,000

2011

8,095,000

2012

6,710,000

2013

5,900,000

2014

5,900,000

Thereafter

112,070,000

$

146,770,000

The Lessor intends to refinance the existing mortgages totaling $92,000,000 which mature on May 1, 2012.  In accordance with the Second Lease Modification Agreement, basic rent will increase to include the required debt service on the refinanced Loan.  The above table does not reflect the additional basic rent that will result after April 2012 from the refinanced debt.

Due to Lessor at December 31, 2009 represents advances made to the Company of $8,961,815 for building improvements.

Supervisory and other services are provided to the Company by its Supervisor, Malkin Holdings LLC (formerly, Wien & Malkin LLC) (“Malkin Holdings”), a related party.  Beneficial interests in the Company are held directly or indirectly by one or more persons at Malkin Holdings and/or their family members.

Fees and payments to Malkin Holdings are as follows:

Years Ended December 31,

2009

2008

Basic supervisory fees

$

270,000

$

270,000

Fees and disbursements for

special supervisory services

272,060

236,327

Service fee on security deposit

accounts

41,707

58,429

Total

$

583,767

$

564,756

In addition to the above service fees, Malkin Holdings was reimbursed $696,691 in 2008 for advances and expenses incurred in prior years relating to successful defense against various claims and final settlement agreement with Helmsley-Spear as described in Note 12 herein.

For administration and investment of each tenant security deposit account, Malkin Holdings has earned since 1973 a service fee of 1% of the account balance, which fee totaled $41,707 and $58,429 for the years ended December 31, 2009 and 2008, respectively.  As this service fee is deducted from interest otherwise payable to tenants, these financial statements show no related expense to the Company.

Under separate agreements to which the Company is not a party, Malkin Holdings, members of Mr. Malkin’s immediate family and other persons having no management role or ownership interest in Malkin Holdings receive additional payments from investors in the Company in varying percentages, based upon current year distributions.  These third party payments do not impose any obligation upon the Company or affect its assets and liabilities.

Malkin Holdings also serves as supervisor for the Company’s Lessor and receives from Lessor a basic annual fee and a payment in respect of a profits interest based on distributions to Lessor’s investors.  Beneficial interests in Lessor are held directly or indirectly by one or more persons at Malkin Holdings and/or their family members.

6. Rental Income Under Operating Subleases

Future minimum rentals (including antenna license fees) on a straight-line basis, assuming neither renewals nor extensions of leases which may expire during the periods, on noncancelable operating leases in effect at December 31, 2009 are as follows:

Years ending December 31,

2010

$

86,370,000

2011

80,010,000

2012

73,600,000

2013

66,370,000

2014

61,480,000

Thereafter

286,480,000

$

654,310,000

At December 31, 2009, one tenant, a wholesaler of perfume products comprised approximately 11% of future minimum rental income.

In connection with a lease entered into during 2008 the Company was required to escrow funds for the Company’s contribution for improvement work to be performed.  These funds will be disbursed as the work is completed (as defined).

In January of 2011, the Company entered into a lease agreement with a major tenant that will include multiple floors.  The tenant is a consumer goods sourcing company and rent pursuant to the lease for the space taken to date aggregates approximately $150,000,000 (and is not included in the above schedule).

7. Leasing Agreements

The Company has engaged CB Richard Ellis, Inc. (“CBRE”) as leasing agent for the Property.  For the years ended December 31, 2009 and 2008 CBRE earned commissions totaling approximately $895,000 and $2,035,000, respectively, all of which have been capitalized.

In October of 2009 the Company engaged Newmark Knight Frank (“NKF”) as leasing agent for the non-retail space of the Property.  For the year ended December 31, 2009 NKF earned commissions totaling approximately $8,500, all of which have been capitalized.

8. Multiemployer Pension Plan

In connection with the Company’s collective-bargaining agreements with the Service Employees Janitorial Union - Local 32B-32J and the Central Pension Fund - Local 94, the Company participates with other companies in two defined benefit pension plans.  The plans cover all of the Company’s janitorial and engineering employees who are members of the union.  These plans are not administered by the Company and contributions are determined in accordance with provisions of negotiated labor contracts.  ESB incurred union pension and welfare expense (which is included in payroll and related costs) of approximately $3,857,000 and $3,785,000 for the years ended December 31, 2009 and 2008, respectively.  ESB, Inc. incurred union pension and welfare expense of approximately $2,916,000 and $2,527,000 (which is included in payroll and related costs - see Note 11) for the years ended December 31, 2009 and 2008, respectively.

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

The Plan allows the Company to make discretionary employer contributions.  The provision for employer contributions was approximately $3,000 and $40,000 for the years ended December 31, 2009 and 2008, respectively.  The Plan may be terminated at the option of the Company.

10. Fair Value of Financial Instruments

Cash and cash equivalents (including tenant improvement escrow), accounts receivable, overage rent due from lessor, accounts payable and accrued liabilities, and due to lessor are carried at amounts which reasonably approximate their fair values, due to the short maturities of the instruments.

11. Observatory Operations

The operations of the Empire State Building Observatory are summarized as follows:

2009

2008

Income:

Admissions

$

63,310,227

$

63,631,182

Ancillary income

1,746,896

1,919,090

Other income

92,736

239,328

Credit card and other sales fees

(623,881)

(734,944)

Total Income

64,525,978

65,054,656

Expenses:

Payroll and related costs

14,326,402

12,540,010

Advertising

2,315,290

1,617,538

Commercial rent and other taxes

392,487

398,894

Repairs and maintenance

330,518

370,934

Professional fees

417,168

60,576

Administrative

524,132

466,785

Bad debts

-

           413,201

Total Expenses

18,305,997

15,867,938

* Income per Empire State Building, Inc.

46,219,981

49,186,718

Revenue received directly by Empire

State Building Company L.L.C.:

Observatory license fees

4,631,085

4,110,657

Photography income

2,331,751

2,824,630

Other income

158,610

207,200

Observatory Income, net

$

53,341,427

$

56,329,205

* Prior to rent paid to ESB which eliminates in consolidation.

12. Litigation

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

(1) 1997 Arbitration/Litigation Proceeding

Malkin Holdings and Peter L. Malkin, a member in the Company, were engaged in a proceeding with Helmsley-Spear, Inc. commenced in 1997, concerning the management, leasing and supervision of the Property, in which Malkin Holdings and Mr. Malkin sought an order removing Helmsley-Spear.  In this connection, certain costs for legal and professional fees and other expenses were paid by Malkin Holdings and Mr. Malkin.  Malkin Holdings and Mr. Malkin have represented that such costs will be recovered only to the extent that (a) a competent tribunal authorizes payment by the Company or (b) an investor voluntarily agrees that his or her proportionate share be paid.  Accordingly, the Company’s allocable share of such costs is as yet undetermined, and the Company has not provided for the expense and related liability with respect to such costs in these financial statements.

The original action was commenced in June 1997 and was referred to arbitration.  The March 30, 2001 decision of the Arbitrators, which was confirmed by the court, (i) reaffirmed the right of the investors to vote to terminate Helmsley-Spear without cause, (ii) dismissed Helmsley-Spear’s claims against Malkin Holdings and Peter Malkin, and (iii) rejected the termination of Helmsley-Spear for cause.  The parts of the decision under appeal were initially affirmed by the Appellate Division, and the New York Court of Appeals declined to review such ruling.  On October 6, 2003, the United States Supreme Court granted Malkin Holdings’ petition, vacated the judgment of the Appellate Division and remanded the case to the New York court.

On October 14, 2004, the Appellate Division issued a unanimous decision reversing the Arbitrators.  The Appellate Division decided (i)  that there was a covert assignment without the Company’s knowledge or consent and (ii) that the corporation controlled by Irving Schneider and now named “Helmsley-Spear,” which had represented itself to be the Company’s managing agent since September 1997, in fact never received a valid assignment to become the Company’s managing agent.  The Company’s previously authorized managing agent, the original corporation named “Helmsley-Spear,” was owned by Harry B. Helmsley and had become inactive.  On February 21, 2006, the Court of Appeals reversed the decision of the Appellate Division and reinstated the decision of the Arbitrators, including items (i), (ii) and (iii) in the preceding paragraph.  On July 21, 2006, Malkin Holdings filed a certiorari petition seeking review by the U.S. Supreme Court, which it later withdrew as part of the August 29, 2006 settlement agreement terminating claims broadly by exchange of general releases between Helmsley-Spear, Irving Schneider, and their related parties, on one hand, and Leona M. Helmsley, Peter L. Malkin, Malkin Holdings, various property owners supervised by Malkin Holdings, and their related parties, on the other.

(2) 1998-2002 Irving Schneider Actions against the Company’s Supervisor and Member

In January 1998, Irving Schneider, who was then one of the controlling principals of Helmsley-Spear and has never had a record or beneficial interest in the Company, brought litigation against the Company’s supervisor, Malkin Holdings, and member, Peter L. Malkin, claiming misconduct and seeking damages and disqualification from performing services for the Company.  In March 2002, the court dismissed Mr. Schneider’s claims.  Although Mr. Schneider thereafter appealed the dismissal, the claim was withdrawn prior to 2006.

Also in April 2002, an attorney whose fees were reportedly paid by Mr. Schneider submitted to the Departmental Disciplinary Committee of the Appellate Division of the Supreme Court of New York, First Department, copies of Mr. Schneider’s complaints in the foregoing and related litigation with such attorney’s letter asserting that the activities of Mr. Malkin and Malkin Holdings, as alleged in those complaints, violated the Code of Professional Responsibility.  No action was ever taken by the Disciplinary Committee against Mr. Malkin or Malkin Holdings regarding any of these matters.

During 2002, acting upon a complaint of Mr. Schneider and his attorney, the Manhattan District Attorney’s Office conducted an investigation of Mr. Malkin and Malkin Holdings regarding Malkin Holding’s receipt of a 1% fee for administering the tenant security accounts of the Company and other supervised entities.  Malkin Holdings made submissions through counsel to show that the fee was expressly permitted under statute and was in accord with prior agreement.  By letter dated July 23, 2002, the District Attorney’s Office advised that it had concluded its investigation and that no charge would be brought against Mr. Malkin or Malkin Holdings.

In accord with a written legal opinion from Thelen Reid & Priest dated April 29, 2005, both Malkin Holdings and Mr. Malkin are entitled to reimbursement from  the Company for their expenses to various service providers (including Dewey, Pegno & Kramarsky and Malkin Holdings) in the successful defense against all these Section (2) claims to the extent relating to the Company, as follows: (a) $238,069 for the successful defense against the 1998-2002 litigations, (b) $39,621 for the successful defense against Mr. Schneider’s complaint to the District Attorney, and (c) $13,827 for the successful defense against the related complaint to the Disciplinary Committee.  These reimbursements were deferred without any charge for interest until the Company’s operations were stabilized and its cash and borrowing position permitted payment in June 2008.

All reimbursed expenses funded by the Company under this Section (2) were deducted in computing Overage Rent under the Lease with the Company’s Lessor.  Accordingly, the Company effectively bore only 50% of such expenses.

(3) 2006 Settlement Agreement

As stated above, the August 29, 2006 settlement agreement terminated Helmsley-Spear, Inc. as managing and leasing agent at the Property as of August 30, 2006.  The Company is now self-managing the Property, while engaging third party leasing agents, CB Richard Ellis, Inc. for retail space since August 30, 2006 and Newmark Knight Frank for non-retail space since October 21, 2009.

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

The Company’s allocable share of the fees to service providers (including Dewey, Pegno & Kramarsky and Malkin Holdings) in connection with the settlement and related transition is $405,174, including preparation of a draft solicitation for a vote to remove Helmsley-Spear, submission to the Real Estate Board of New York of claims regarding Helmsley-Spear, negotiation and conclusion of the settlement agreement, and conclusion of a new leasing agreement with CB Richard Ellis.  These fees were advanced by Malkin Holdings without any charge for interest and, pursuant to consent of the Company’s members, reimbursed by the Company in June 2008.

The expenses funded by the Company under this Section (3) were deducted in computing Overage Rent under the Lease with the Company’s Lessor.  Accordingly, the Company effectively bore only 50% of such expenses.