Form 10-K
period 2010-12-31
EMPIRE STATE BUILDING ASSOCIATES L.L.C.
filed 2011-08-16
CIK 32776

Empire State Building Associates L.L.C.

December 31, 2010

FORM 10-K

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

☐

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission file number 0-827

Empire State Building Associates L.L.C.

(Exact name of registrant as specified in its charter)

A New York Limited Liability Company	13-6084254
State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Smaller Reporting Company☒

PART I

Item 1.

Business.

(a)

General

Registrant was originally organized on July 11, 1961 as a general partnership. On October 1, 2001, Registrant converted from a general partnership to a limited liability company under New York law and is now known as Empire State Building Associates L.L.C. The conversion did not change any aspect of the assets and operations of Registrant other than to protect its investors from any future liability to a third party.  Through April 16, 2002, Registrant owned the tenant's interest in a master operating leasehold (the "Master Lease") of the Empire State Building (the "Building"), located at 350 Fifth Avenue, New York, New York. On April 17, 2002, Registrant acquired, through a wholly-owned limited liability company (Empire State Land Associates L.L.C.), the fee title to the Building, and the land thereunder (the “Land”) (together, the “Real Estate” or “Property”), at a price of $57,500,000, and obtained a $60,500,000 first mortgage with Capital One Bank (the “First Mortgage”) to finance the acquisition and certain related costs.

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

As of December 31, 2010, the Building was 68% occupied by approximately 226 tenants who engage in various businesses, including the FDIC, Coty, Boy Scouts, the YMCA, the practice of law and accounting and other businesses.  Registrant does not maintain a full-time staff.  See Item 2 hereof for additional information concerning the Real Estate.

(b)

The Master Lease and Sublease

The annual rent payable by Registrant to its subsidiary under the Master Lease is $1,970,000 from January 5, 1992 through January 5, 2013 and $1,723,750 annually during the term of each renewal period thereafter. These amounts are eliminated in consolidation.

Sublessee is required to pay annual basic rent ("Basic Rent") of $6,018,750 from January 1, 1992 through January 4, 2013, and $5,895,625 from January 5, 2013 through the expiration of all renewal terms. See Item 2. Sublessee is also required to pay Registrant additional rent of 50% of Sublessee’s net operating profit, as defined in the Sublease, in excess of $1,000,000 for each lease year ending December 31 ("Additional Rent").

In accordance with the 2nd lease modification dated February 25, 2009, the Basic Rent described above was increased to cover debt service on the $31,500,000 second mortgage (the “Second Mortgage”) that closed on February 25, 2009.  Basic Rent will be increased to cover debt service on any additional borrowings for improvements and tenanting costs and on any refinancing of such debt so long as the aggregate amount refinanced does not exceed the then existing amount of debt plus refinancing costs.  Basic rent will be increased to cover debt service relating to the July 26, 2011 refinancing (see Item 2) to the extent the new mortgage debt exceeds the First Mortgage of $60,500,000.

Due from the Sublessee at December 31, 2010 represents advances made to Sublessee for building improvements.

Additional Rent income is recognized when earned from the Sublessee, at the close of the year ending December 31; such income is not determinable until the Sublessee, pursuant to the Sublease, provides the Registrant with a certified operating report from a certified public accountant on the Sublessee's operation of the Real Estate.  The Sublease requires that this report be delivered to Registrant annually within 60 days after the end of each such fiscal year.  Accordingly, all Additional Rent income and the additional payment to Supervisor are reflected in the fourth quarter of each year.  The Sublease does not provide for the Sublessee to render interim reports to Registrant.  See Note 4 of Notes to the Consolidated Financial Statements filed under Item 8 hereof (the "Notes") regarding Additional Rent payments by Sublessee for the fiscal years ended December 31, 2010 and 2009. There was Additional Rent of $4,111,371 for the year ended December 31, 2010. Sublessee advanced $6,000,000 through December 31, 2010 on account of additional rent and the excess of $1,888,629 was returned by Associates in 2011.

Real estate taxes paid directly by the Sublessee totaled $27,664,886 and $24,785,578 for the years ended December 31, 2010 and 2009, respectively.

(c)

Competition

Pursuant to tenant space leases at the Building, the average annual base rental payable to Sublessee is approximately $31 per square foot (exclusive of electricity charges and escalation). The asking rents for new leases at the Building range from $35 to $55 per square foot.

(d)

Tenant Leases

Sublessee operates the Building free from any federal, state or local government restrictions involving rent control or other similar rent regulations which may be imposed upon residential real estate in Manhattan.  Any increase or decrease in the amount of rent payable by a tenant is governed by the provisions of the tenant's lease.

Item 2.

Property.

On April 17, 2002, Registrant acquired, through a wholly owned limited liability company (Empire State Land Associates L.L.C.), the fee title to the Building, and the Land thereunder, at a price of $57,500,000, and obtained a $60,500,000 first mortgage with Capital One Bank to finance the acquisition and certain related costs. The Building, erected in 1931 and containing 102 stories, a concourse and a lower lobby, occupies the entire blockfront from 33rd Street to 34th Street on Fifth Avenue.  The Building has 72 passenger elevators and 4 freight elevators and is equipped with air conditioning and individual air handling units.  The Building is subleased to Sublessee under the Sublease which expires on January 4, 2076.  See Item 1 hereof for a description of the terms of the Master Lease and Sublease.

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

On July 26, 2011 Registrant closed on a new mortgage loan with HSBC Bank USA and other participating banks with an initial advance of $159,000,000 to be used to pay and discharge all existing mortgage loans, secured by a lien on the Real Estate and Registrant’s leasehold estate under the Master Lease of the Real Estate, to fund operations and working capital requirements relating to the Property (including for improvements) and certain other general purposes. The First Mortgage was scheduled to mature on May 1, 2012 and required monthly payments of interest only at 6.5% per annum. The First Mortgage may be prepaid at any time after 24 months with the payment of a premium equal to the greater of (a) 1% of the amount prepaid and (b) an amount calculated pursuant to a prepayment formula designed to preserve the bank’s yield to maturity. The First Mortgage was secured by a lien on the Real Estate and Registrant’s leasehold estate under the Master Lease of the Real Estate.

To finance improvements at the Property and costs of the financing, on February 25, 2009 Registrant borrowed $31,500,000 from Signature Bank.  The Second Mortgage also matured on May 1, 2012 and required monthly payments of interest only at 6.5% per annum.  The Second Mortgage may be prepaid at any time without penalty and is secured by a lien on the Real Estate and Registrant’s leasehold estate under the Master Lease of the Real Estate. In connection with obtaining the Second Mortgage, Registrant incurred costs of $1,562,372.  The First Mortgage and Second Mortgage loans aggregating $92,000,000 plus accrued interest and applicable prepayment penalties were prepaid on July 26, 2011 out of proceeds from the new $159,000,000 financing described above.  See Other Information section for terms of the new financing.

The estimated fair value of Registrant’s mortgage debt based on available market information is approximately $94,979,575 as of December 31, 2010.

Restricted cash at December 31, 2010 represents funds in an interest-bearing account held at Capital One Bank pursuant to the terms of the First Mortgage, that had been used monthly to satisfy a portion ($166,667) of Registrant’s First Mortgage interest obligation. On March 24, 2010, Registrant deposited an additional $2,000,000 into this restricted account under the same conditions and will continue to do so annually hereafter.

The Building and Building improvements are being depreciated on the straight-line basis over their estimated useful lives of 39 years. Mortgage financing costs, totaling $3,358,658, are being amortized ratably over the lives of the respective mortgages. As the mortgages were prepaid on July 26, 2011, the remaining unamortized balance will be written-off in the third quarter of 2011.

Item 3.

Legal Proceedings.

The Property of Registrant was the subject of the following material litigation:

Malkin Holdings LLC and Peter L. Malkin, a member in Registrant, were engaged in a proceeding with Sublessee’s former managing agent, Helmsley-Spear, Inc., commenced in 1997, concerning the management, leasing and supervision of the Property that is subject to the Sublease to Sublessee.  In this connection, certain costs for legal and professional fees and other expenses were paid by Malkin Holdings and Mr. Malkin.  Malkin Holdings and Mr. Malkin have represented that such costs will be recovered only to the extent that (a) a competent tribunal authorizes payment or (b) an investor voluntarily agrees that his or her proportionate share be paid.  On behalf of himself and Malkin Holdings, Mr. Malkin has requested, or intends to request, such voluntary agreement from all investors, which may include renewing such request in the future for any investor who previously received such request and failed to confirm agreement at that time. Because any related payment has been, or will be, made only by consenting investors, Registrant has not provided for the expense and related liability with respect to such costs in these financial statements.

An August 29, 2006 settlement agreement terminated Helmsley-Spear, Inc. as managing and leasing agent at the Property as of August 30, 2006.  Sublessee is now self-managing the Property while engaging third party leasing agents, CB Richard Ellis for retail space since August 30, 2006 and Newmark Knight Frank for non-retail space since October 21, 2009.

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

Registrant has not issued any common stock.  The securities registered by it under the Securities Exchange Act of 1934, as amended, consist of participations in the Members’ interests in Registrant (the "Participations") and are not shares of common stock or their equivalent.  The Participations represent each Participant's fractional share in a Member's undivided interest in Registrant and are divided approximately equally among the Members.  A full unit of the Participations was offered originally at a purchase price of $10,000; fractional units were also offered at proportionate purchase prices.  Registrant has not repurchased Participations in the past and is not likely to change that policy in the future.

(a)

The Participations are neither traded on an established securities market nor are readily tradable on a secondary market or the substantial equivalent thereof.  Based on Registrant's transfer records, Participations are sold by the holders thereof from time to time in privately negotiated transactions and, in many instances, Registrant is not aware of the prices at which such transactions occur.  During 2010 there were 138 transfers. In four instances, the indicated purchase price was equal to 1.5 times the face amount of the Participation transferred, i.e., $15,000 for a $10,000 Participation. In one instance, the indicated purchase price was equal to 1.7 times the face amount of the Participation transferred. In all other cases, no consideration was indicated.

(b)

As of December 31, 2010, there were 2,813 holders of Participations of record.

(c)

Registrant does not pay dividends.  During the year ended December 31, 2010, Registrant made regular monthly distributions of $98.21 for each $10,000 Participation.  There was additional Rent of $4,111,371 for the year ended December 31, 2010. $2,020,000 was set-aside for annual debt service on the First Mortgage (of which $2,000,000 was deposited in a restricted cash account used to satisfy a portion of the First Mortgage interest obligation) and the balance of $2,091,371 was added to general contingency and other reserves so that no additional distribution was made to the Participants. There was Additional Rent of $7,570,411 for the year ended December 31, 2009 which enabled Registrant to make an additional distribution for each $10,000 Participation of $1,019 on March 2, 2010.  See Item 1 hereof.  There are no restrictions on Registrant's present or future ability to make distributions; however, the amount of such distributions, particularly distributions of Additional Rent, depends solely on Sublessee's ability to make payments of Basic Rent and Additional Rent to Registrant.  See Item 1 hereof.  Registrant expects to make monthly distributions in the future so long as it receives the payments provided under the Sublease.  See Item 7 hereof.

Item 6.

      The following table presents selected financial data of the Registrant for each of the five years in the period ended December 31, 2010.  This information is unaudited and has been derived from the audited consolidated financial statements included in this Annual Report on Form 10-K or from audited consolidated financial statements included in Annual Reports on Form 10-K previously filed by the Registrant.  This data should be read together with the consolidated financial statements and the notes thereto included in this Annual Report on Form 10-K.

	Year ended December 31,
	2010	2009	2008	2007	2006

Basic rental income	$ 8,093,278	$ 7,809,181	$ 6,018,750	$ 6,018,750	$ 6,018,750
Additional rent income	4,111,371	7,570,411	3,509,384	17,025,749	18,791,329
Interest and dividend income	12,142	49,985	216,802	418,234	339,334
Miscellaneous	–	–	–	–	978

Total revenue	$ 12,216,791	$ 15,429,577	$ 9,744,936	$ 23,462,733	$ 25,150,391

Net income	$ 3,519,049	$ 7,369,823	$ 4,196,903	$ 17,068,579	$ 18,813,909

Earnings per $10,000 participation unit, based on 3,300 participation units outstanding during the year	$ 1,066	$ 2,233	$ 1,272	$ 5,172	$ 5,701

Total assets	$ 99,174,822	$ 102,796,559	$ 64,995,577	$ 79,886,241	$ 81,491,531

Long-term obligations	$ 92,000,000	$ 92,000,000	$ 60,500,000	$ 60,500,000	$ 60,500,000

Distributions per $10,000 participation unit, based on 3,300 participation units outstanding during the year:
Income	$ 1,066	$ 1,179	$ 1,272	$ 5,172	$ 5,298
Return of capital	1,131	–	3,958	596	–
Total distributions	$ 2,197	$ 1,179	$ 5,230	$ 5,768	$ 5,298

     Item 6a.

The following table presents the Registrant’s unaudited operating results for each of the eight fiscal quarters in the period ended December 31, 2010.  The information for each of these quarters is unaudited and has been prepared on the same basis as the audited consolidated financial statements included in this Annual Report on Form 10-K.  In the opinion of management, all necessary adjustments, which consist only of normal and recurring accruals, have been included to present fairly the unaudited quarterly results.  This data should be read together with the consolidated financial statements and the notes thereto of the Registrant included in this Annual Report on Form 10-K.

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	2010	2010	2010	2010
Consolidated Income Data:

Basic rental income	$ 2,016,295	$ 2,021,980	$ 2,027,938	$ 2,027,065
Additional rent income	–	–	–	4,111,371
Interest and dividend income	2,420	3,959	3,072	2,691
Total revenue	$ 2,018,715	$ 2,025,939	$ 2,031,010	$ 6,141,127

Interest on mortgages	1,661,651	1,678,261	1,694,874	1,694,872
Supervisory services	39,854	39,854	196,104	196,105
Depreciation of building and improvements	314,707	314,708	314,708	314,708
Accounting fees	–	–	–	83,000
Professional fees and miscellaneous	19,778	15,199	97,130	22,229
Total expenses	$ 2,035,990	$ 2,048,022	$ 2,302,816	$ 2,310,914

Net income (loss)	$ (17,275)	$ (22,083)	$ (271,806)	$ 3,830,213

Earnings (loss) per $10,000 participation unit, based on 3,300 participation units outstanding during each period	$ (5)	$ (6)	$ (82)	$ 1,161

   Item 6a.

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	2009	2009	2009	2009
Consolidated Income Data:

Basic rental income	$ 1,744,013	$ 2,016,287	$ 2,022,103	$ 2,026,778
Additional rent income	–	–	–	7,570,411
Interest and dividend income	13,786	22,219	10,543	3,437
Total revenue	$ 1,757,799	$ 2,038,506	$ 2,032,646	$ 9,600,626

Interest on mortgages	1,318,863	1,678,261	1,694,873	1,694,873
Supervisory services	39,854	39,854	39,855	254,445
Depreciation of building and improvements	249,566	269,964	314,688	314,711
Professional fees and miscellaneous	62,141	122,202	6,641	(41,037)
Total expenses	$ 1,670,424	$ 2,110,281	$ 2,056,057	$ 2,222,992

Net income (loss)	$ 87,375	$ (71,775)	$ (23,411)	$ 7,377,634

Earnings (loss) per $10,000 participation unit, based on 3,300 participation units outstanding during each period	$ 26	$ (22)	$ (7)	$ 2,236

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

Registrant’s discussion and analysis of its financial condition and results of operations are based upon Registrant’s consolidated financial statements, the preparation of which takes into account estimates based on judgments and assumptions that affect certain amounts and disclosures. Accordingly, actual results could differ from these estimates. The accounting policies and estimates used and outlined in Note 2 to Registrant’s consolidated financial statements, which are presented elsewhere in this annual report, have been applied consistently as at December 31, 2010 and 2009, and for the years ended December 31, 2010 and 2009. Registrant believes that the following accounting policies or estimates require the application of management’s most difficult, subjective, or complex judgments:

Valuation of Long-Lived Assets: Registrant assesses the carrying amount of long-lived assets whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. When Registrant determines that the carrying amount of long-lived assets is impaired, the measurement of any impairment is based on a discounted cash flow method.

Revenue Recognition: Basic Rent and Additional Rent, which is based on the Sublessee’s annual net income as defined in the Sublease, are recognized when earned. Before Registrant can recognize revenue, it is required to assess, among other things, its collectability. If Registrant incorrectly determines the collectability of revenue, its net income and assets could be overstated.

Financial Condition and Results of Operations

At the time of its organization, Registrant acquired the Master Lease of the Property subject to the Sublease.  Basic Rent received by Registrant was used to pay annual rent due under the Master Lease and the basic payment (“Basic Payment”) for supervisory services to Supervisor; the balance of such Basic Rent was distributed to the Participants.  Currently, Basic Rent received by Registrant is used to pay the Basic Payment and a portion of debt service on the First Mortgage; the balance of such Basic Rent is distributed to the Participants.  Commencing July 26, 2011, Basic rent will be increased to cover debt service on the refinanced loan balance to the extent the new mortgage debt exceeds the First Mortgage of $60,500,000.

Additional Rent and any interest and dividends accumulated thereon less any expenses and additions to general contingencies and other reserves are distributed to the Participants after the additional payment to Supervisor.  Pursuant to the Sublease, Sublessee has assumed responsibility for the condition, operation, repair, maintenance and management of the Property.  Registrant is not required to maintain liquid assets to defray any operating expenses of the Property.

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

As compared with the prior year, a decrease in Additional Rent earned in any year reduces the available amount of distributions to the Participants in the following year and the additional payment to Supervisor. A decrease in Additional Rent may have also affected Registrant’s ability to set-aside $2,020,000 (of which $2,000,000 was deposited in a restricted cash account used to satisfy a portion of the First Mortgage interest obligation) annually towards payment of interest on the First Mortgage as had previously been required by the First Mortgage loan agreement, which loan was fully paid on July 26, 2011 in connection with the $159,000,000 financing that closed on that date. See Item 2 hereof and Note 4 of the Notes to the consolidated financial statements.

The following summarizes the material factors affecting Registrant's results of operations for the two preceding years:

(a)

Total revenues decreased for the year ended December 31, 2010 as compared with the year ended December 31, 2009.  Such decrease was the net result of an increase in Basic Rent income to cover an increase in debt service, a decrease in Additional Rent received by Registrant in 2010 and a decrease in dividend and interest income earned as compared with the year ended December 31, 2009. See Note 4 of the Notes to the Consolidated Financial Statements.

(b)

Total expenses increased for the year ended December 31, 2010 as compared with the year ended December 31, 2009.  Such increase is the net result of an increase in the interest on the mortgages (attributable to $31,500,000 Second Mortgage financing closed on February 25, 2009), accounting and professional fees, depreciation of assets (attributable to building improvements placed in service in 2009), and the additional payment to Supervisor, and to a decrease in miscellaneous expenses as compared with the year ended December 31, 2009.

Liquidity and Capital Resources

Registrant's liquidity has decreased for the year ended December 31, 2010 as compared with the year ended December 31, 2009, substantially attributable to increased deferred costs. Adverse developments in economic, credit and investment markets over the last several years impaired general liquidity (although some improvement in such markets has arisen recently) and the developments may negatively impact Registrant and/or space tenants at the Building.  Any such impact should be ameliorated by the fact that (a) each of Registrant and its Sublessee has very low debt in relation to asset value, (b) the Building’s rental revenue is derived from a substantial number of tenants in diverse businesses with lease termination dates spread over numerous years.

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

                      Registrant anticipates that funds for short-term working capital requirements for the Real Estate will be provided by cash on hand, rental payments received from the Sublessee (which entity is required under the Sublease to make payments of Basic Rent and, subject to cash flow, Additional Rent), and from additional advances of up to $76,000,000 available with respect to the July 26, 2011 refinancing. Long-term sources of working capital will be provided by rental payments from the Sublessee and, to the extent necessary, from additional capital investment by the members in Sublessee and/or additional external financing. Sublessee would also be required to make additional capital investment, if necessary to maintain the Real Estate. Registrant has no requirement to maintain substantial reserves to defray any operating expenses of the Real Estate.

Registrant has the following contractual obligations:

Payments due by period

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Long-Term Debt obligations	$92,000,000	$ 0	$ 92,000,000	$ 0	$0*
Interest Obligations	8,577,021	6,063,056	2,513,965	0	0
Basic Supervisory Fee	_3,625,000	725,000	1,450,000	1,450,000	**

Total	$104,202,021	$ 6,788,056	$ 95,963,965	$ 1,450,000	$ 0

*

On July 26, 2011 Associates closed on a new mortgage loan with HSBC Bank USA and other participating banks (the “Lenders”) with an initial advance of $159,000,000.  See Other Information section.

**

Basic supervisory fee payable to Supervisor is $725,000 per annum effective July 1, 2010, subject to further increase based on any future increase in the Consumer Price Index (“CPI”).  Above chart does not reflect such CPI increases or the amount payable in more than five years for each year that such supervisory services continue to be provided.

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

Based on Sublessee’s review of the need for upgrades and improvements to the Property, Registrant had incurred improvement costs of approximately $10,160,000 through December 31, 2010, which costs were funded from Second Mortgage financing proceeds. Other improvement and tenanting costs funded out of Sublessee’s operating cash flow are owned by Sublessee and reflected in its financial statements. However, Registrant advanced approximately $8,962,000 to Sublessee as of December 31, 2010 to acquire building improvements and tenanting costs. To seek to maximize overall funds for improvement and tenanting costs, currently unapplied amounts of such financing proceeds may be used for such costs in the future. Sublessee estimates that the total cost of all projects will be approximately $626,000,000 over 10 years, including sprinklering of the Building of approximately $23,000,000 required by Local Law #26 to be completed by 2019.

On July 26, 2011, Registrant closed on a new mortgage loan with HSBC Bank USA and other participating banks (the “Lenders”) with an initial advance of $159,000,000 to be used to pay and discharge all existing mortgage loans secured by the Property, to fund operations and working capital requirements relating to the Property (including for improvements) and certain other general purposes. Subject to the conditions set forth in the loan agreement (the “Loan Agreement”), the Lenders may provide Registrant with additional advances of up to $76,000,000 and use commercially reasonable efforts to arrange for additional commitments from other financial institutions in an aggregate amount equal to $65,000,000. Subject to the terms and conditions of the Loan Agreement, the outstanding principal amount of the loan shall bear interest at a rate equal to 2.5% p.a. above 30-day LIBOR. Registrant is obligated to repay the outstanding amount of the loan plus accrued and unpaid interest and all other amounts due under the Loan Agreement and related documents on June 30, 2014, which Registrant may extend to June 30, 2015 and thereafter to June 30, 2016, in each case, subject to an extension fee of 0.25% of the total availability under the Loan Agreement at the time of such extension. Such extensions are subject to customary conditions, including the maintenance of a certain loan-to-value ratio and debt yield and the absence of an event of default.

Sublessee anticipates that its operating cash flow will continue to be dedicated largely to the ongoing improvement costs, greatly reducing or eliminating both (a) Sublessee’s payment of Additional Rent and (b) Registrant’s ability to make extra distributions to Participants.

As a result, Registrant previously advised Participants that, for several subsequent years, it may make no distributions other than regular monthly distributions at the rate of $1,178.52 per annum for each $10,000 Participation. As noted above in “Forward Looking Statements,” the foregoing is based on estimates, and actual results may be materially different.

Item 8.

Financial Statements and Supplementary Data.

The consolidated financial statements of the Registrant as of December 31, 2010 and 2009 and for each of the two years in the period ended December 31, 2010 and the financial statements of the Sublessee as of and for the year ended December 31, 2010 and 2009 are included in this annual report immediately following Exhibit 32.2 or will be included by amendment.

Item 9.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9a.           Controls and Procedures.

(a)

Evaluation of disclosure controls and procedures. The Supervisor after evaluating the effectiveness of Registrant’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of December 31, 2010, the end of the period covered by this report, has concluded that as of that date that Registrant’s disclosure controls and procedures were effective and designed to ensure that material information relating to Registrant would be made known to him by others within those entities on a timely basis.

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

Registrant’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purpose in accordance with U.S. generally accepted accounting principles. Registrant’s internal control over financial reporting includes those policies and procedures that (1) pertain to maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of Registrant’s assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that Registrant’s receipts and expenditures are being made only in accordance with authorizations of management and members and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of Registrant’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision of and with the participation of the Supervisor, an assessment was conducted of the effectiveness of Registrant’s internal control over financial reporting based on the framework and criteria established in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this assessment Registrant’s Supervisor has concluded that, as of December 31, 2010, Registrant’s internal control over financial reporting was effective.

PART III

Item 10.

Members and Executive Officers of Registrant.

Registrant has no members or officers or any other centralization of management.  There is no specific term of office for any Agent.  The table below sets forth as to each Member as of December 31, 2010 the following: name, age, nature of any family relationship with any other Agent, business experience during the past five years and principal occupation and employment during such period, including the name and principal business of any corporation or any organization in which such occupation and employment was carried on and the date such individual became an Agent:

Name	Age	Nature of Family Relationship	Business Experience	Principal Occupation and Employment	Date Individual became an Agent
Peter L. Malkin	77	Father of Anthony E. Malkin	Real Estate Supervision	Chairman, Malkin Holdings LLC	1961
Anthony E. Malkin	49	Son of Peter L. Malkin	Real Estate Supervision and Management	President, Malkin Holdings LLC and Malkin Properties, L.L.C.	2001
Thomas N. Keltner, Jr.	65	None	Real Estate Supervision	General Counsel, Malkin Holdings LLC	1998

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

Peter L. Malkin is a member in 250 West 57th St. Associates L.L.C. and 60 East 42nd St. Associates L.L.C.

Anthony E. Malkin is a member in 250 West 57th St. Associates L.L.C. and 60 East 42nd St. Associates L.L.C.

Thomas N. Keltner, Jr. is a member in 60 East 42nd St. Associates L.L.C.

Item 11.

Executive Compensation.

As stated in Item 10 hereof, Registrant has no members or officers or any other centralization of management.

Registrant’s organizational documents do not provide for a board of members or officers. As described in this report, Registrant is a limited liability company which is supervised by Malkin Holdings. No remuneration was paid during the current fiscal year ended December 31, 2010 by Registrant to any of the Agents as such.  Registrant pays Supervisor for supervisory services and disbursements. The basic fee (the "Basic Payment") has been payable at the rate of $100,000 per annum, payable $8,333 per month, since inception in 1961. The Agents have approved an increase in such fee in an amount equal to the increase in the consumer price index since such date, resulting in an increase in the Basic Payment to $725,000 per annum effective July 1, 2010. The Basic Payment will be subject to further increase in accordance with any future increase in the consumer price index.  The fee is payable (i) not less than $8,333 per month and (ii) the balance out of available reserves from Additional Rent. If Additional Rent is insufficient to pay such balance, any deficiency shall be payable in the next year in which Additional Rent is sufficient. The Agents also approved payment by Registrant, effective July 1, 2010, of the expenses in connection with regular accounting services related to maintenance of Registrant’s books and records. Such expenses were previously paid by Supervisor.

In 2010, Supervisor received $1,083,893 for special supervisory services at hourly rates on certain matters regarding financing, ownership, and operation of the Empire State Building, all representing Registrant’s allocable portion of such fees to be paid directly and not borne indirectly through Additional Rent deductions. Supervisor also receives an additional payment equal to 6% of distributions to the Participants in Registrant in excess of 9% per annum on their remaining cash investment in Registrant (which remaining cash investment at December 31, 2010 was equal to the Participants original cash investment of $33,000,000). Distributions in respect of Malkin Holdings’ profit interest for 2010 were $59,417.  For tax purposes, any additional payment is recognized as a profits interest and the Supervisor is treated as a partner, all without modifying each Participant’s distributive share of reportable income and cash distributions. See Item 7 hereof. As noted in Items 1 and 10 of this report, all of the Agents hold senior positions at Supervisor.

Malkin Holdings also serves as supervisor for Sublessee, for which it receives a basic annual fee of $574,000 effective January 1, 2010. For 2009, the basic supervisory fee was $270,000. For 2010, Malkin Holdings received $271,332 in other service fees from Sublessee. Under separate agreements to which Sublessee is not a party, certain of Sublessee’s participants pay Malkin Holdings and members of Peter L. Malkin’s immediate family a percentage of distributions above an annual threshold. These third party payments (which totaled $68,880 and $1,460,306 in 2010 and 2009, respectively, to Malkin Holdings and such Malkin family members) do not impose any obligation upon Sublessee or affect its assets and liabilities.

Item 12.

Security Ownership of Certain Beneficial Owners and Management.

(a)

Registrant has no voting securities (Item 5).  At December 31, 2010, no person owned of record or was known by Registrant to own beneficially more than 5% of the outstanding Participations.

(b)

At December 31, 2010, the Members (Item 10) beneficially owned, directly or indirectly, the following Participations:

Title of Class	Name & Address of Beneficial Owners	Amount of Beneficial Ownership	Percent of Class
Participations in Member Interest	Anthony E. Malkin One Grand Central Place 60 East 42nd Street New York, N.Y. 10165	$23,333	.07071%

	Thomas N. Keltner, Jr. One Grand Central Place 60 East 42nd Street New York, N.Y. 10165	$17,709	.05366%

At such date, certain of the Members (or their respective spouses) held additional Participations as follows:

Peter L. Malkin owned of record as trustee or co-trustee but not beneficially, $516,667 of Participations.  Mr. Malkin disclaims any beneficial ownership of such Participations.

Entities for the benefit of members of Peter L. Malkin's family owned of record and beneficially $1,054,583 of Participations.  Peter L. Malkin disclaims any beneficial ownership of such Participations, except that related family trusts and entities are required to complete scheduled payments to Peter L. Malkin.

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

Item 14.          PRINCIPAL ACCOUNTANT FEES AND SERVICES

The fees paid or accrued to Ernst & Young LLP and Margolin, Winer & Evens LLP for professional services for the years ended December 31, 2010 and 2009, respectively, were as follows:

Fee Category	2010	2009

Audit Fees	$ 83,000	$ 61,000
Audited-Related Fees	-	-
Tax Fees	7,500	7,000
All Other Fees	-	-
Total Fees	$ 90,500	$ 68,000

Audit Fees.  Consist of fees billed for professional services rendered for the audit of Registrant’s consolidated financial statements and review of the interim financial statements included in quarterly 10-Q reports.  The Agents approved payment by Registrant, effective July 1, 2010, of the expenses in connection with regular accounting services related to maintenance of Registrant’s books and records.  Such expenses were previously paid by Supervisor and, therefore, were not reflected as an expense in Registrant’s financial statements.

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

Date: August 16, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the undersigned as Attorney-in-Fact for each of the Members in Registrant, pursuant to the Power, on behalf of Registrant and as a Member in Registrant on the date indicated.

By /s/ Mark Labell

Mark Labell*, Attorney-in-Fact on behalf of:

Peter L. Malkin, Member

Anthony E. Malkin, Member

Thomas N. Keltner, Jr., Member

Date: August 16, 2011

_________________________________________________

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

(c)

Evaluated the effectiveness of the Registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d)

Disclosed in this report any change in the Registrant’s internal control over financial reporting that occurred during the Registrant’s most recent fiscal quarter (the Registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the Registrant’s internal control over financial reporting; and

5.

The Registrant’s other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Registrant’s auditors and the audit committee of Registrant’s board of members (or persons performing the equivalent functions):

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

Date: August 16, 2011

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

(c)

Evaluated the effectiveness of the Registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d)

Disclosed in this report any change in the Registrant’s internal control over financial reporting that occurred during the Registrant’s most recent fiscal quarter (the Registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the Registrant’s internal control over financial reporting; and

5.

The Registrant’s other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Registrant’s auditors and the audit committee of Registrant’s board of members (or persons performing the equivalent functions):

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

Date: August 16, 2011

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

1.

the Annual Report on Form 10-K of Registrant for the period ended December 31, 2010 (the “Report”) fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C.78m or 78o(d)); and

2.

the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Registrant.

Dated: August 16, 2011

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

1.

the Annual Report on Form 10-K of Registrant for the period ended December 31, 2010 (the “Report”) fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C.78m or 78o(d)); and

2.

the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Registrant.

Dated: August 16, 2011

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

INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

EMPIRE STATE BUILDING ASSOCIATES L.L.C.

(A Limited Liability Company)

All other schedules are omitted as the information is not required, is not material, or is otherwise provided.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Empire State Building Associates L.L.C.

(A Limited Liability Company)

We have audited the accompanying consolidated balance sheet of Empire State Building Associates L.L.C.  as of December 31, 2010 and the related consolidated statements of income, members' equity and cash flows for the year then ended. Our audit also includes the financial statement schedule, Schedule III- Real Estate and Accumulated Depreciation for the year ended December 31, 2010, also included in this Form 10-K.  These consolidated financial statements and schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  We were not engaged to perform an audit of Associates’ internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal controls over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Empire State Building Associates L.L.C. at December 31, 2010 and the results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule for the year ended December 31, 2010, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Ernst & Young LLP

New York, New York

August 16, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Empire State Building Associates L.L.C.
(a Limited Liability Company)

We have audited the accompanying consolidated balance sheet of Empire State Building Associates L.L.C. ("Associates") as of December 31, 2009 and the related consolidated statements of income, members' equity and cash flows for the year then ended, and the supporting financial statement schedule, Schedule III- Real Estate and Accumulated Depreciation for the year ended December 31, 2009, also included in this Form 10-K.  These consolidated financial statements and the schedule are the responsibility of Associates' management.  Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. Associates is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of Associates’ internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Empire State Building Associates L.L.C. as of December 31, 2009  and the results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles, and the related financial statement schedule for the year ended December 31, 2009, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

Margolin, Winer & Evens LLP

Garden City, New York

October 5, 2010

EMPIRE STATE BUILDING ASSOCIATES L.L.C.

(A Limited Liability Company)

CONSOLIDATED BALANCE SHEETS

	December 31,
	2010	2009
Assets
Real estate:
Building:
Empire State Building, located at 350 Fifth Avenue, New York, N.Y.	$ 38,933,801	$ 38,933,801
Less: Accumulated depreciation	(8,694,307)	(7,696,045)
	30,239,494	31,237,756

Building improvements	10,162,577	10,162,577
Less: Accumulated depreciation	(411,235)	(150,666)
	9,751,342	10,011,911
Land	21,550,588	21,550,588
Total real estate, net	61,541,424	62,800,255

Cash and cash equivalents	25,318,179	28,207,433
Restricted cash	896,965	714,839
Due from Supervisor	324,111	324,111
Other receivables	92,118	119,896
Deferred costs	1,038,603	–
Due from Sublessee	8,961,815	8,961,815
Other assets	100,000	100,000

Mortgage financing costs	3,358,658	3,358,658
Less: accumulated amortization	2,457,051	1,790,448
Mortgage financing costs, net	901,607	1,568,210

Total assets	$ 99,174,822	$ 102,796,559

Liabilities and members’ equity
Liabilities:
Mortgages payable	$ 92,000,000	$ 92,000,000
Accrued mortgage interest	514,944	514,944
Additional rent due to Sublessee	1,888,629	2,429,589
Accrued supervisory fees, to a related party	312,500	214,591
Accrued expenses	553,522	–
Total liabilities	95,269,595	95,159,124

Members’ equity	3,905,227	7,637,435
Total liabilities and members’ equity	$ 99,174,822	$ 102,796,559

See accompanying notes to consolidated financial statements.

3

EMPIRE STATE BUILDING ASSOCIATES L.L.C.

(A Limited Liability Company)

CONSOLIDATED STATEMENTS OF INCOME

	Years ended December 31,
	2010	2009
Revenue:
Rental income, from a related party	$ 12,204,649	$ 15,379,592
Interest and dividend income	12,142	49,985
Total revenue	12,216,791	15,429,577

Expenses:
Interest on mortgages	6,729,658	6,386,870
Supervisory services, to a related party	471,917	374,008
Depreciation of building and improvements	1,258,831	1,148,929
Professional fees, including amounts paid to a related party	153,990	143,023
Accounting fees	83,000	–
Miscellaneous	346	6,924

Total expenses	8,697,742	8,059,754

Net income	$ 3,519,049	$ 7,369,823

Earnings per $10,000 participation unit, based on 3,300 participation units outstanding during each year	$ 1,066	$ 2,233

See accompanying notes to consolidated financial statements.

4

EMPIRE STATE BUILDING ASSOCIATES L.L.C.

(A Limited Liability Company)

CONSOLIDATED STATEMENTS OF MEMBERS' EQUITY

	Members’	Share of		Members’
	Equity	Net Income		Equity
	January 1,	For Year	Distributions	December 31,

Year Ended December 31, 2009:
Anthony E. Malkin Group	$ 1,385,648	$ 2,456,608	$ (1,296,445)	$ 2,545,811

Thomas N. Keltner, Jr. Group	1,385,649	2,456,608	(1,296,444)	2,545,813

Peter L. Malkin Group	1,385,648	2,456,607	(1,296,444)	2,545,811
TOTALS	$ 4,156,945	$ 7,369,823	$ (3,889,333)	$ 7,637,435

Year Ended December 31, 2010:
Anthony E. Malkin Group	$ 2,545,811	$ 1,173,016	$ (2,417,085)	$ 1,301,742

Thomas N. Keltner, Jr. Group	2,545,813	1,173,016	(2,417,086)	1,301,743

Peter L. Malkin Group	2,545,811	1,173,017	(2,417,086)	1,301,742
TOTALS	$ 7,637,435	$ 3,519,049	$ (7,251,257)	$ 3,905,227

See accompanying notes to consolidated financial statements.

5

EMPIRE STATE BUILDING ASSOCIATES L.L.C.

(A Limited Liability Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31,
2010	2009
Cash flows from operating activities:
Net income	$ 3,519,049	$ 7,369,823
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of building and improvements	1,258,831	1,148,929
Amortization of mortgage financing costs	666,603	585,439
Changes in operating assets and liabilities:
Change in restricted cash	(182,126)	164,942
Other receivables	27,778	(31,197)
Additional rent due to Sublessee	(540,960)	2,429,589
Accrued mortgage interest	–	176,312
Accrued expenses	553,522	–
Accrued supervisory fees, to a related party	97,909	214,591
Net cash provided by operating activities	5,400,606	12,058,428

Cash flows from investing activities:
Purchase of building improvements and
improvements in progress	–	(10,162,577)
Advances to Sublessee to fund building improvements	–	(8,961,815)
Net cash used in investing activities	–	(19,124,392)

Cash flows from financing activities:
Financing costs	–	(1,562,371)
Proceeds of second mortgage	–	31,500,000
Distributions to Participants	(7,251,257)	(3,889,333)
Members’ distributions held by Supervisor	–	(324,111)
Change in deferred costs	(1,038,603)	(100,000)
Net cash provided by (used in) financing activities	(8,289,860)	25,624,185

Net (decrease) increase in cash and cash equivalents	(2,889,254)	18,558,221

Cash and cash equivalents, beginning of year	28,207,433	9,649,212

Cash and cash equivalents, end of year	$ 25,318,179	$ 28,207,433

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 6,063,055	$ 5,625,119

See accompanying notes to consolidated financial statements.

6

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

Associates’ members are Peter L. Malkin, Anthony E. Malkin and Thomas N. Keltner, Jr. each of whom also acts as an agent for holders of participations in his respective member interest in Associates.  In the consolidated Statements of Members’ Equity, each such agent representation is referred to as a Group (i.e., Peter L. Malkin Group, Thomas N. Keltner, Jr. Group and Anthony E. Malkin Group).

2.

Summary of Significant Accounting Policies

a.

     Cash and Cash Equivalents

Cash and cash equivalents include investments in money market funds and all highly liquid debt instruments with an original maturity of three months or less when acquired.

b.

Restricted Cash

Restricted cash at December 31, 2010 and 2009 includes a money market account held at Capital One Bank pursuant to the terms of the first mortgage, to be used monthly to satisfy a portion of the mortgage interest obligation.

c.

     Use of Estimates

In preparing financial statements in conformity with U.S. generally accepted accounting principles, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenue and expenses during the reporting period.  Actual results could differ from those estimates.

The real estate industry has historically been cyclical and sensitive to changes in economic conditions such as interest rates, credit availability, and unemployment levels. Changes in these economic conditions could affect the assumptions used by management in preparing the accompanying financial statements.

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

     Mortgage Financing Costs and Amortization

Mortgage financing costs, totaling $3,358,658, are being amortized ratably over the lives of the respective mortgages and are included in mortgage interest expense.

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

g.

Valuation of Long-Lived Assets

Associates assesses the carrying amount of long-lived assets whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. When Associates determines that the carrying amount of long-lived assets is impaired, the measurement of any impairment is based on a discounted cash flow method.  No impairment loss has been recorded for the years ended December 31, 2010 and 2009.

h.

Income Taxes

Associates is organized as a limited liability company and is taxed as a partnership for income tax purposes. Accordingly, Associates is not subject to federal and state income taxes and makes no provision for income taxes in its financial statements. Associates’ taxable income or loss is reportable by its members.

Associates has determined that there are no material uncertain tax positions that require recognition or disclosure in its financial statements. Taxable years ended December 31, 2008, 2009 and 2010 are subject to IRS and other jurisdictions tax examinations.

At December 31, 2010 and 2009, there are no differences between the tax bases and the reported amounts of Associates’ aggregate net assets.

i.

Recently Adopted Accounting Pronouncements

In January 2010, the FASB issued ASU No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements.” ASU No. 2010-06 amends ASC 820 and requires disclosure of details of significant asset or liability transfers in and out of Level 1 and Level 2 measurements within the fair value hierarchy and inclusion of gross purchases, sales, issuances, and settlements in the rollforward of assets and liabilities valued using Level 3 inputs within the fair value hierarchy.  The guidance also clarifies and expands existing disclosure requirements related to the disaggregation of fair value disclosures and inputs used in arriving at fair values for assets and liabilities using Level 2 and Level 3 inputs within the fair value hierarchy.  These disclosure requirements were effective for interim and annual reporting periods beginning after December 15, 2009.  Adoption of this guidance on January 1, 2010, excluding the Level 3 rollforward, did not result in any additional disclosures in our financial statements. The gross presentation of the Level 3 rollforward is required for interim and annual reporting periods beginning after December 15, 2010. We are currently evaluating the impact of the adoption of the remainder of the standard will have on our financial statements. Associates does not have any financial instruments that would be materially impacted by this standard as of December 31, 2010.

j.

New Accounting Pronouncements

In December 2010 the FASB issued ASU 2010-29, Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations. This ASU clarifies for which periods supplemental disclosure of pro forma revenue and net income is required when a business combination occurs in the current period. The guidance clarifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. In our case, the guidance is in effect for the 2011 annual reporting period. The adoption of this guidance, while it will likely be applicable to us, is not expected to have a material effect on our consolidated financial statements.

In May 2011 the FASB issued ASU 2011-04, Fair Value Measurements (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP.  This ASU provides guidance setting forth additional requirements relating to disclosures about fair value. The guidance will be effective for us beginning with the first interim period in 2012. In accordance with the guidance, we will be required to disclose the level in the fair value hierarchy in which each fair value lies that is disclosed but not used to measure an asset or liability on the balance sheet. The guidance also clarifies that the fair value of a non-financial asset is based on its highest and best use and requires disclosure if a non-financial asset is being used in a manner that is not its highest and best use.  We are currently evaluating the impact the adoption of this standard will have on our consolidated financial statements. Associates does not have any financial instruments that would be materially impacted by this standard as of December 31, 2010.

k.

  Reclassification

Certain prior year balances have been reclassified to conform with the current year presentation.

3.

 Mortgages Payable

a.

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

b.

Second Mortgage Payable

To finance improvements at the property and costs of the financing, on February 25, 2009 Associates borrowed $31,500,000 from Signature Bank.  The second mortgage is scheduled to mature on May 1, 2012 and requires monthly payments of interest only at 6.5% per annum.  The mortgage may be prepaid at any time without penalty and is secured by a second lien on the Real Estate and Associates' leasehold estate under the Master Lease of the Real Estate. In connection with obtaining the second mortgage, Associates incurred costs of approximately $1,560,000.

The estimated fair value of Associates' mortgages payable, based on available market information was $94,979,575 at December 31, 2010 and $92,990,000 at December 31, 2009. The fair values of our mortgages payable are based on discounted cash flow models using currently available market rates assuming the loans are outstanding through maturity and considering the loan to value ratios.

On July 26, 2011 Associates closed on a new mortgage loan with HSBC Bank USA and other participating banks with an initial advance of $159,000,000 to be used to pay and discharge all existing mortgage loans secured by a lien on the Real Estate and Associates' leasehold estate under the Master Lease of the Real Estate, to fund operations and working capital requirements relating to the property (including for improvements) and certain other general purposes. (Notes 12 and 13).

4.

Related Party Transactions  – Rental Income

Associates does not operate the Building (Note 1). It subleases the Building to the Sublessee, a related party (Note 5), pursuant to a net operating sublease which was set to expire on January 4, 2013. The sublease provided for three successive renewal options of 21 years each, at an annual basic rent of $5,895,625 throughout all subsequent renewal terms. During 2010, Sublessee   exercised the remaining renewal options for the period January 4, 2013 through January 4, 2076. In accordance with the 2nd lease modification dated February 25, 2009, the minimum basic rent described above has been increased to cover debt service on the $31,500,000 second mortgage.  The basic rent will be increased to cover debt service on any additional borrowings for improvements and tenanting costs and on any refinancing of such debt so long as the aggregate amount refinanced does not exceed the then existing amount of debt plus refinancing costs (See Note 3).

Additional rent through all renewal terms under the sublease is payable in an amount equal to 50% of the Sublessee’s annual net operating profit, as defined, in excess of $1,000,000. For 2010 and 2009, Sublessee reported net operating profit of $9,222,742 and $16,140,821, respectively. Therefore, rent income was comprised as follows:

	For the years ended December 31,
	2010	2009

Minimum net basic rent	$ 6,018,750	$ 6,018,750
Basic rent increase	2,074,528	1,790,431
Additional rent earned	4,111,371	7,570,411
	$ 12,204,649	$ 15,379,592

Sublessee advanced $6,000,000 through December 31, 2010 on account of additional rent and the excess, $1,888,629, was returned by Associates in 2011. Sublessee advanced $10,000,000 through December 31, 2009 on account of additional rent and the excess, $2,429,589, was returned by Associates in 2010. Associates advanced $8,961,815 to Sublessee as at December 31, 2010 and 2009 in connection with the improvement program.  See Note 12.

Real estate taxes paid directly by the Sublessee for the years ended December 31, 2010 and 2009 totaled $27,664,886 and $24,785,578, respectively.

The following is a schedule of future minimum rental income (assuming that the Sublessee does not surrender the Sublease):

Year ending December 31,
2011	$ 8,095,000
2012	6,710,000
2013	5,895,625
2014	5,895,625
2015	5,895,625
Thereafter	353,737,500
$ 386,229,375

On July 26, 2011, Associates refinanced the existing mortgages which were scheduled to mature on May 1, 2012. In accord with the 2nd lease modification, the above table includes increased basic rent equal to debt service that had been payable on the second mortgage through its scheduled maturity date in 2012. The above table does not reflect additional basic rent to cover debt service relating to the new financing. The above table reflects all lease renewals described above.

5.

Related Party Transactions – Supervisory and Other Services

Supervisory and other services are provided to Associates by its supervisor, Malkin Holdings LLC (“Malkin Holdings” or the “Supervisor”) (formerly Wien & Malkin LLC), a related party. Associates’ members consist of certain individuals who hold senior positions at Supervisor, each of whom also acts as an agent (collectively, the “Agents”) for holders (the “Participants”) of participations (“Participations”) in his respective member interest in Associates. Beneficial interests in Associates are held directly or indirectly by one or more persons at Malkin Holdings and/or their family members.

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

In 2010, Malkin Holdings received $1,083,893 for special supervisory services at hourly rates on certain matters regarding ownership, and operation of the Empire State Building, all representing Associates’ allocable portion of such fees to be paid directly and not borne indirectly through overage rent deductions. Malkin Holdings also receives an additional payment equal to 6% of distributions to the Participants in Associates in excess of 9% per annum on their remaining cash investment in Associates (which at December 31, 2010 was equal to the Participants original cash investment of $33,000,000). For tax purposes, any additional payment is recognized as a profits interest and the Supervisor is treated as a partner, all without modifying each Participant’s distributive share of reportable income and cash distributions. Distributions in respect of Malkin Holdings’ profits interest totaled $59,417 for 2010 and $214,591 for 2009, respectively.

Malkin Holdings also serves as supervisor for Sublessee for which it receives a basic annual fee of $574,000 effective January 1, 2010. The 2009 basic supervisory fee was $270,000. For the years ended December 31, 2010 and 2009, Malkin Holdings received $271,332 and $313,767, respectively, from the Sublessee in other service fees. Under separate agreements to which Sublessee is not a party, certain of Sublessee’s participants pay Malkin Holdings and members of Peter L. Malkin’s immediate family a percentage of distributions above an annual threshold. These third party payments (which totaled $68,880 and $1,460,306 in 2010 and 2009, respectively, to Malkin Holdings and such Malkin family members) do not impose any obligation upon Sublessee or affect its assets and liabilities.

6.

Number of Participants

There were 2,813 and 2,790 Participants in the participating groups at December 31, 2010 and 2009, respectively.

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

8.

Distributions and Amount of Income per $10,000 Participation Unit

Distributions per $10,000 participation unit during the years ended December 31, 2010 and 2009, based on 3,300 participation units outstanding during each year, consisted of the following:

	Year ended December 31,
	2010	2009

Income	$ 1,066	$ 1,179
Return of capital	1,131	–
Total distributions	$ 2,197	$ 1,179

9.

Related Party Transactions – Fees

The accompanying statements of income reflect fees paid or owed to Malkin Holdings, a related party (Note 5), as follows:

	2010	2009

Payments made or accrued	$ 1,083,893	$ 108,836

10.

Contingencies

Malkin Holdings LLC and Peter L. Malkin, a member in Associates, were engaged in a proceeding with Sublessee’s former managing agent, Helmsley-Spear, Inc. that commenced in 1997, concerning the management, leasing, and supervision of the property that is subject to the Sublease to Sublessee.

In this connection, certain costs for legal and professional fees and other expenses were paid by Malkin Holdings and Mr. Malkin.  Malkin Holdings and Mr. Malkin have represented that such costs will be recovered only to the extent that (a) a competent tribunal authorizes payment or (b) an investor voluntarily agrees that his or her proportionate share be paid.  On behalf of himself and Malkin Holdings, Mr. Malkin has requested, or intends to request, such voluntary agreement from all investors, which may include renewing such request in the future for any investor who previously received such request and failed to confirm agreement at that time. Because any related payment has been, or will be, made only by consenting investors, Associates has not provided for the expense and related liability with respect to such costs in these financial statements.

An August 29, 2006 settlement agreement terminated Helmsley-Spear, Inc. as managing and leasing agent at the property as of August 30, 2006.  Sublessee is now self-managing the property while engaging third party leasing agents, CB Richard Ellis for retail space since August 30, 2006 and Newmark Knight Frank for non-retail space since October 21, 2009.

11.

Concentration of Credit Risk

	December 31,
	2010	2009
Cash and cash equivalents consist of the following:
JPMorgan Chase Bank	$ 6,045,419	$ 49,338
Signature Bank	141,357	141,295
Fidelity U.S. Treasury Income Portfolio	19,131,403	28,016,800

Total cash and cash equivalents	$ 25,318,179	$ 28,207,433

Associates maintains cash and cash equivalents (including restricted cash) in three banks and in money market funds (Capital One Bank and Fidelity U.S. Treasury Income Portfolio). The Federal Deposit Insurance Corporation (“FDIC”) insures each bank account up to $250,000. At December 31, 2010, there is an uninsured bank balance of $5,911,000. The funds (approximately $324,000 at December 31, 2010 and 2009) due from Malkin Holdings in the distribution account were paid to the Participants on January 1, 2011 and 2010, respectively. Funds in the money market funds (approximately $19,413,000 and $28,299,000) were not insured at December 31, 2010 and 2009, respectively.

12.

Building Improvements Program

In 2008, the Participants of Associates and the members in Sublessee consented to a building improvements program (the "Program") with an initial borrowing of $31,500,000 and authorization for possible future refinancings of this new mortgage debt. To finance improvements to the Real Estate and costs of financing, on February 25, 2009 Associates borrowed $31,500,000 from Signature Bank (Note 3). In accordance with the 2nd lease modification dated February 25, 2009, basic rent described above has been increased to cover debt service on the $31,500,000 second mortgage (Note 3). As of December 31, 2010, Associates had incurred costs related to the Program of $10,162,577 and estimates that the Program upon completion will be approximately $626,000,000 including sprinkler work of approximately $23,000,000, required to be completed by 2019. Due from the Sublessee at December 31, 2010 represents advances made to Sublessee of $8,961,815 for building improvements. The costs of the Program will be financed by the $31,500,000 mortgage, additional financing (Notes 3 and 13) and Sublessee’s operating cash flow.

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

13.

Subsequent Events

On July 26, 2011, Associates closed on a new mortgage loan with HSBC Bank USA and other participating banks (the “Lenders”) with an initial advance of $159,000,000 to be used to pay and discharge all existing mortgage loans secured by a lien on the Real Estate and Associates' leasehold estate under the Master Lease of the Real Estate, to fund operations and working capital requirements relating to the property (including for improvements) and certain other general purposes. Subject to the conditions set forth in the loan agreement (the “Loan Agreement”), the Lenders may provide Associates with additional advances of up to $76,000,000 and use commercially reasonable efforts to arrange for additional commitments from other financial institutions in an aggregate amount equal to $65,000,000. Subject to the terms and conditions of the Loan Agreement, the outstanding principal amount of the loan shall bear interest at a rate equal to 2.5% per annum above 30-day LIBOR. Associates is obligated to repay the outstanding amount of the loan plus accrued and unpaid interest and all other amounts due under the Loan Agreement and related documents on June 30, 2014, which Associates may extend to June 30, 2015 and thereafter to June 30, 2016, in each case, subject to an extension fee of 0.25% of the total availability under the Loan Agreement at the time of such extension. Such extensions are subject to customary conditions, including the maintenance of a certain loan-to-value ratio (as updated) and debt yield and the absence of an event of default. The Company incurred a prepayment penalty of approximately $2,400,000 in connection with the repayment of the old notes.

SCHEDULE III

Real Estate and Accumulated Depreciation

		December 31,	December 31,
		2010	2009
Column
A	Description
Land and building situated at 350 Fifth Avenue, New York, New York
B	Encumbrances
	Capital One Bank and Signature Bank Balance	$ 92,000,000	$ 92,000,000
C	Initial cost to company
	Land and building	$ 60,484,389	$ 60,484,389
D	Cost capitalized subsequent to acquisition
	Building improvements	$ 10,162,577	$ 10,162,577
E	Gross amount at which carried at close of period
	Land	$ 21,550,588	$ 21,550,588
	Building and improvements	49,096,378	49,096,378
	Total	$ 70,646,966 (a)	$ 70,646,966 (a)

F	Accumulated depreciation	$ 9,105,542 (b)	$ 7,846,711 (b)

G	Date of construction	1931	1931

H	Date acquired	April 17, 2002	April 17, 2002

I	Life on which depreciation of building in latest income statements is computed	39 years	39 years
(a)	Gross amount of real estate balance at January 1	$ 70,646,966	$ 60,484,389
	Purchase of real estate: improvements	–	10,162,577
	Balance at December 31	$ 70,646,966	$ 70,646,966
The costs for federal income tax purposes are the same as for financial statement purposes.
(b)	Accumulated depreciation
	Balance at January 1	$ 7,846,711	$ 6,697,782
	Depreciation: F/Y/E	1,258,831	1,148,929
	Balance at December 31	$ 9,105,542	$ 7,846,711

The costs for federal income tax purposes are the same as for financial statement purposes.

Accumulated depreciation

Balance at January 1, 2009		$ 6,697,782
Depreciation:
F/Y/E 12/31/09	$ 1,148,929
F/Y/E 12/31/10	1,258,831	2,407,760
Balance at December 31, 2010		$ 9,105,542

EMPIRE STATE BUILDING COMPANY L.L.C. AND AFFILIATES

CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2010 and 2009

EMPIRE STATE BUILDING COMPANY L.L.C. AND AFFILIATES

CONTENTS

Reports of Independent Registered Public Accounting Firms

1 - 2

Financial Statements:

Consolidated Balance Sheets

3 - 4

Consolidated Statements of Income

5

Consolidated Statements of Changes in Equity

6

Consolidated Statements of Cash Flows

7

Notes to Consolidated Financial Statements

8 - 24

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Empire State Building Company L.L.C.

 (a Limited Liability Company)

We have audited the accompanying consolidated balance sheet of Empire State Building Company L.L.C. and Affiliates as of December 31, 2010, and the related consolidated statements of income, changes in equity and cash flows for the year then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  We were not engaged to perform an audit of Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of Company’s internal controls over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Empire State Building Company L.L.C. and Affiliates at December 31, 2010, and the results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

New York, New York

July 27, 2011

1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Empire State Building Company L.L.C.

New York, New York

We have audited the accompanying consolidated balance sheet of Empire State Building Company L.L.C. (a New York limited liability company) and Affiliates (the “Company”) as of December 31, 2009 and the related consolidated statements of income, changes in equity and cash flows for the year then ended.  These financial statements are the responsibility of the management of Empire State Building Company L.L.C.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Empire State Building Company L.L.C. and Affiliates as of December 31, 2009  and the results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 to the consolidated financial statements, effective January 1, 2009, the Company adopted the provisions pertaining to noncontrolling interests of Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 810, “Consolidation,” and the provisions pertaining to uncertain tax positions of FASB ASC 740, “Income Taxes.”

Margolin, Winer & Evens LLP

Garden City, New York

June 23, 2011

                                                                                                                                                                                                             2

EMPIRE STATE BUILDING COMPANY L.L.C. AND AFFILIATES

CONSOLIDATED BALANCE SHEETS

December 31,

2010

2009

ASSETS

Property - at cost:
Leasehold improvements	$ 169,116,734	$ 137,829,342
Subtenant improvements	62,001,552	42,472,221
Leasehold	740,000	740,000
Equipment	5,436,001	4,699,670
	237,294,287	185,741,233
Less accumulated depreciation and amortization	42,546,701	34,523,042

Net Property	194,747,586	151,218,191

Other Assets:
Cash and cash equivalents	42,797,338	44,931,683
Cash - restricted - tenants’ security deposits	4,836,544	4,578,113
Cash - tenant improvement escrow	683,147	679,608
Accounts receivable – net	2,263,592	2,136,164
Rent receivable	4,745,195	7,504,772
Unbilled rent receivable – net	35,403,198	30,662,269
Loans receivable	1,353,575	-
Prepaid expenses	16,024,792	14,700,905
Overage rent due from lessor	1,888,629	2,429,589
Deferred charges and other deferred costs, net of
accumulated amortization	16,186,225	14,667,693
Due from Supervisor	300,000	300,000
Other assets	314,445	534,197

Total Assets	$ 321,544,266	$ 274,343,184

EMPIRE STATE BUILDING COMPANY L.L.C. AND AFFILIATES

CONSOLIDATED BALANCE SHEETS

 December 31,

                           2010

              2009

LIABILITIES AND EQUITY

Liabilities:
Accounts payable and accrued liabilities	$ 22,576,559	$ 24,810,212
Tenants’ security deposits payable	4,836,544	4,578,113
Due to lessor	8,963,473	8,961,815
Due to Supervisor	97,401	-
Deferred income	5,992,005	5,619,639

Total Liabilities	42,465,982	43,969,779

Commitments and Contingencies	-	-

Equity (Deficit):
Empire State Building Company L.L.C. members’ equity	282,084,869	235,315,149
Noncontrolling interest	(3,006,585)	(4,941,744)

Total Equity	279,078,284	230,373,405

Total Liabilities and Equity	$ 321,544,266	$ 274,343,184

EMPIRE STATE BUILDING COMPANY L.L.C. AND AFFILIATES

CONSOLIDATED STATEMENTS OF INCOME

Years Ended December 31,

              2010

   2009

Income:

Rent:
Minimum rental revenue	$ 63,238,062	$ 62,521,301
Tenant reimbursements	30,041,000	32,228,332
Antenna license fees	16,056,286	14,572,350
Other	5,045,107	3,241,154

Total Rent	114,380,455	112,563,137

Observatory:
Revenues	78,879,919	71,647,424
Expenses	18,249,147	18,305,997
Observatory Net Income	60,630,772	53,341,427

Total Income	175,011,227	165,904,564

Operating Expenses:
Basic rent expense	8,094,750	7,793,000
Overage rent	4,111,371	7,570,411
Real estate taxes	27,664,886	24,785,578
Payroll and related costs	21,116,346	21,528,386
Repairs and maintenance	10,689,687	14,388,484
Utilities	15,539,915	15,114,546
Supervisory fees	574,000	270,000
Professional fees	5,543,394	6,275,338
Insurance	7,657,206	8,668,795
Advertising	2,538,242	2,357,648
Cleaning	2,924,560	2,474,606
Administrative	2,292,902	2,069,858
Depreciation	9,318,935	6,730,365
Amortization	2,374,619	2,313,059
Bad debts, net	2,405,578	3,396,162

Total Operating Expenses	122,846,391	125,736,236

Operating Income	52,164,836	40,168,328

Interest and Dividend Income	140,043	136,040

Net Income	52,304,879	40,304,368

Net Income of Affiliate Attributable to Noncontrolling Interest	(1,935,159)	(20)

Net Income Attributable to Empire State Building
Company L.L.C.	$ 50,369,720	$ 40,304,348

The accompanying notes are an integral part of these consolidated financial statements.

EMPIRE STATE BUILDING COMPANY L.L.C. AND AFFILIATES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

Years Ended December 31, 2010 and 2009

		Empire State
		Building
		Company
		L.L.C.
		Members’	Noncontrolling
	Total	Equity	Interest

Equity - January 1, 2009	$ 228,606,700	$ 228,548,464	$ 58,236

Cumulative Effect of Adopting
FASB ASC 740	(5,000,000)	-	(5,000,000)

Distributions – 2009	(33,537,663)	(33,537,663)	-

Net Income – 2009	40,304,368	40,304,348	20

Equity (Deficit) - December 31, 2009	230,373,405	235,315,149	(4,941,744)

Distributions – 2010	(3,600,000)	(3,600,000)	-

Net Income – 2010	52,304,879	50,369,720	1,935,159

Equity (Deficit) - December 31, 2010	$ 279,078,284	$ 282,084,869	$ (3,006,585)

The accompanying notes are an integral part of these consolidated financial statements.

EMPIRE STATE BUILDING COMPANY L.L.C. AND AFFILIATES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31,

        2010

  2009

Cash Flows from Operating Activities:
Net income	$ 52,304,879	$ 40,304,368
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	9,318,935	6,730,365
Amortization	2,374,619	2,313,059
Bad debts	2,405,578	3,396,162
Net change in operating assets and liabilities:
Accounts receivable	(2,533,006)	(3,637,698)
Rent receivable	1,359,668	(3,542,014)
Unbilled rent receivable	(4,740,929)	(807,032)
Loans receivable	46,334	-
Prepaid expenses	(1,226,486)	(1,426,019)
Overage rent due from lessor	540,960	(2,429,589)
Deferred charges - leasing commissions and costs	(2,516,294)	(1,760,073)
Other assets	219,752	134,686
Accounts payable and accrued liabilities	(5,749,142)	6,815,027
Deferred income	372,366	3,350,789

Net Cash Provided by Operating Activities	52,177,234	49,442,031

Cash Flows from Investing Activities:
Property additions	(49,768,496)	(34,036,584)
Tenant improvement escrow, net	(3,539)	5,372,826

Net Cash Used in Investing Activities	(49,772,035)	(28,663,758)

Cash Flows from Financing Activities:
Members’ distributions	(3,600,000)	(33,537,663)
Advances from lessor to fund building improvements	1,658	8,961,815
Other deferred costs	(941,202)	-

Net Cash Used in Financing Activities	(4,539,544)	(24,575,848)

Net Decrease in Cash and Cash Equivalents	(2,134,345)	(3,797,575)
Cash and Cash Equivalents - beginning of year	44,931,683	48,729,258

Cash and Cash Equivalents - end of year	$ 42,797,338	$ 44,931,683

Supplemental Schedule of Noncash Activities -
During 2010, the Company entered into lease modification agreements with two tenants which had rent receivable balances in arrears.
Decrease in rent receivable	$ 1,399,909	$ -
Increase in loans receivable	(1,399,909)	-
	$ -	$ -

The accompanying notes are an integral part of these consolidated financial statements.

EMPIRE STATE BUILDING COMPANY L.L.C. AND AFFILIATES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Nature of Business

Empire State Building Company L.L.C. (“ESB”) was originally organized on August 15, 1961 as a joint venture to lease and sublease the approximately 2,800,000 square foot office building and Observatory, more commonly known as the Empire State Building situated at 350 Fifth Avenue, New York, New York, (the “Property”).  At December 31, 2010, the Property was approximately 68% occupied.  On April 2, 1971, ESB converted from a joint venture to a general partnership.  On December 17, 2001, ESB converted from a general partnership to a New York limited liability company and is now known as Empire State Building Company L.L.C.  Although limited liability companies are unincorporated associations, their members have limited personal liability for the obligations or debts of the entity similar to stockholders of a corporation.

ESB commenced operations on August 15, 1961 and is to continue until the earlier of the complete disposition of all of the Company’s assets, unless sooner terminated pursuant to the Operating Agreement or by law.

On February 9, 1962, Empire State Building, Inc. (the “Observatory” or “Inc.”) was formed to sublease from ESB and operate the observation decks located on the 86th and 102nd floors of the Property.  A new lease was entered into in 2010 under which Inc. acted as agent for a joint venture (the “Joint Venture”) owned 99% by ESB and 1% by Inc. The Joint Venture arrangement has no significant impact on the financial position or results of operations reported in the consolidated financial statements.

On July 15, 2009, ESB Captive Insurance Company L.L.C. (the “Captive”) was formed in the State of Vermont, as a captive insurance company to insure the Property and business interruption risks of ESB and the Observatory, including, but not limited to, terrorism risks.  The Captive was formed as a single member limited liability company, wholly owned by ESB.  For income tax reporting purposes, a single member LLC is classified as a division of its member, accordingly, the single member LLC’s taxable income or loss is reportable by its member.  The Captive reinsures certain coinsurance amounts.  There were no losses incurred through December 31, 2010.

2. Summary of Significant Accounting Policies

Principles of consolidation - The accompanying consolidated financial statements include the accounts of Empire State Building Company L.L.C. and its wholly owned subsidiary, ESB Captive Insurance Company L.L.C., the Joint Venture, and Empire State Building, Inc. (collectively, the “Company”).

All significant intercompany accounts and transactions have been eliminated in consolidation.

The Company follows the provisions pertaining to noncontrolling interests of Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 810, “Consolidation.”  A noncontrolling interest is the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent.  Among other matters, the noncontrolling interest standards require that noncontrolling interests be reported as part of equity in the consolidated balance sheet (separately from the controlling interest’s equity).  The noncontrolling interest standards also require companies to disclose the changes in the noncontrolling interest in the statement of equity or in a separate note to the financial statements; and require that net income include earnings attributable to the noncontrolling interest with disclosure on the face of the statement of income of the amounts attributable to the parent and to the noncontrolling interest.  The Company’s interest in Empire State Building, Inc. is classified as noncontrolling interest in the accompanying consolidated financial statements.

Variable interest entities (“VIEs”) - Under FASB ASC 810, “Consolidation,” when a reporting entity (ESB) is the primary beneficiary of an entity that is a variable interest entity as defined in FASB ASC 810, the variable interest entity must be consolidated into the financial statements of the reporting entity.

FASB amended the guidance for determining whether an entity is a VIE, and requires the performance of a qualitative rather than a quantitative analysis to determine the primary beneficiary of a VIE. Under this guidance, an entity would be required to consolidate a VIE if it has (i) the power to direct the activities that most significantly impact the entity's economic performance and (ii) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could be significant to the VIE. Adoption of this guidance on January 1, 2010 did not have a material impact on the consolidated financial statements.

ESB has determined that both Inc. and the Joint Venture are VIEs of which ESB is the primary beneficiary. ESB consolidates both the Joint Venture and Inc. as ESB through its design of the Joint Venture and Inc. and its lease to the Joint Venture, has both the power to direct the activities that most significantly impact both the Joint Venture and Inc.’s economic performance and (ii) the obligation to absorb losses of both the Joint Venture and Inc. and the right to receive benefits from both the Joint Venture and Inc. that could be significant to both the Joint Venture and Inc.

The aggregate assets, liabilities and deficit of the Joint Venture as of December 31, 2010 were $6,895,694, $9,902,279 and $(3,006,585) (includes Inc.’s 1% interest in the Joint Venture), respectively.  Net income for the year then ended was $4,515,868 (net of rent paid to ESB). Net income attributable to the noncontrolling interest was $1,935,159 (inclusive of a $1,890,000 income tax benefit).

The aggregate assets, liabilities and deficit of Inc. as of December 31, 2009 were $2,843,259, $7,785,003 and $(4,941,744), respectively, and net income for the year then ended was $20 (net of rent paid to ESB).

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

ESB provides an estimated allowance for uncollectible rent and loans receivable based upon an analysis of tenant and loan receivables and historical bad debts, tenant concentrations, tenant credit worthiness, tenant security deposits (including letters of credit and lease guarantees provided by the tenant), current economic trends and changes in tenant payment terms.  Rent receivable is shown net of an estimated allowance for doubtful accounts of $1,192,000 and zero at December 31, 2010 and 2009, respectively.  Unbilled rent receivable is shown net of an estimated allowance for doubtful accounts of $165,000 and $3,370,000 at December 31, 2010 and 2009, respectively.

Bad debt expense is shown net of recoveries.

Empire State Building, Inc. - Admission fees are recognized as income when admission tickets are sold. General admission tickets are non-refundable and there is a limited period during which group sales may be refunded.  The effect of potential ticket refunds is not material to Observatory net income. Ancillary income is recognized as income when earned.

Inc. provides an estimated allowance for uncollectible accounts receivable based upon an analysis of accounts receivable and historical bad debts, customer credit worthiness, current economic trends and changes in payment terms.  Management believes no allowance is necessary for outstanding accounts receivable balances at December 31, 2010 and 2009.

Cash and cash equivalents - The Company considers highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

At times the Company has demand and other deposits with a bank in excess of federally insured limits.  The possibility of loss exists if the bank holding uninsured deposits were to fail.

Property - The Company reviews real estate assets for impairment whenever events or changes in circumstances indicate the carrying amount of assets to be held and used may not be recoverable.   Impairment losses are recognized when the estimated undiscounted cash flows expected to be generated by those assets are less than the assets’ carrying amount.  Impaired assets are recorded at their estimated fair value calculated based on the discounted cash flows expected to be generated by the asset.  No impairment loss has been recorded for the years ended December 31, 2010 and 2009.

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

Sales tax - Sales tax collected by ESB from tenants for sub-metered electricity is presented in the financial statements on a gross basis and, accordingly, included in revenue and expenses.  Observatory admission ticket sales are reported net of sales tax and, accordingly, excluded from revenue and expenses.

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

Empire State Building, Inc. has elected to be taxed under the Subchapter S provisions of the Internal Revenue Code and applicable New York State income tax law effective January 1, 1971.  Accordingly, the Company has not provided for federal or state income taxes since all income is passed through directly to the stockholders for the years ended December 31, 2010 and 2009.  New York City does not recognize S Corporations as pass-through entities. Therefore, Empire State Building, Inc. is subject to New York City general corporate tax.

The Company follows the provisions pertaining to uncertain tax positions of FASB ASC 740, “Income Taxes,” which provides a financial statement recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return.  Under FASB ASC 740 the tax benefit from an uncertain tax position may only be recognized if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement.  Among other matters, FASB ASC 740 also provides guidance on accounting for interest and penalties associated with tax positions.  As of December 31, 2010, the Company has recorded a liability of $3,110,000 for uncertain tax positions (including $950,000 of accrued interest and penalty).  During 2010, the Company recorded a tax benefit of $1,890,000 (inclusive of a $496,000 net reduction in accrued  interest and penalties) included as a component of Observatory Income, net on the accompanying consolidated statement of income. The liability is based on amounts of possible outcomes, using facts, circumstances and information available at the reporting date. Interest and penalties are included as a component of income tax benefit on the accompanying consolidated statement of income.

Taxable years ended December 31, 2007, 2008, 2009 and 2010 are subject to IRS and other jurisdictions tax examinations.

Reclassification – Certain prior year balances have been reclassified to conform with the current year presentation.

Advertising - The Company expenses advertising costs as incurred.  The Company incurred advertising costs of $5,054,935 and $4,672,938, respectively, (inclusive of $2,516,693 and $2,315,290 incurred by Empire State Building, Inc.) for the years ended December 31, 2010 and 2009.

Environmental costs - The Property contains asbestos.  The asbestos is appropriately contained, in accordance with current environmental regulations.  As certain demolition of the space occurs, environmental regulations are in place, which specify the manner in which the asbestos must be handled and disposed.  Because the obligation to remove the asbestos has an indeterminable settlement date, the Company is unable to reasonably estimate the fair value of this obligation.  Asbestos abatement costs are charged to expense as incurred.

Estimates - The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures.  Actual results could differ from those estimates.  The Company regards the allowance for uncollectible rents (including unbilled rent receivable) as being particularly sensitive.  Further, when tenants experience financial difficulties, uncertainties associated with assessing the recoverability of subtenant improvements and leasing commissions increase.

The real estate industry has historically been cyclical and sensitive to changes in economic conditions such as interest rates, credit availability and unemployment levels.  Changes in these economic conditions could affect the assumptions used by management in preparing the accompanying financial statements.

Recently adopted accounting pronouncements - In January 2010, the FASB issued ASU No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements.” ASU No. 2010-06 amends ASC 820 and requires disclosure of details of significant asset or liability transfers in and out of Level 1 and Level 2 measurements within the fair value hierarchy and inclusion of gross purchases, sales, issuances, and settlements in the rollforward of assets and liabilities valued using Level 3 inputs within the fair value hierarchy.  The guidance also clarifies and expands existing disclosure requirements related to the disaggregation of fair value disclosures and inputs used in arriving at fair values for assets and liabilities using Level 2 and Level 3 inputs within the fair value hierarchy.  These disclosure requirements were effective for interim and annual reporting periods beginning after December 15, 2009. Adoption of this guidance on January 1, 2010, excluding the Level 3 rollforward, did not result in any additional disclosures in our consolidated financial statements. The gross presentation of the Level 3 rollforward is required for interim and annual reporting periods beginning after December 15, 2010. We are currently evaluating the impact the adoption of the remainder of the standard will have on our consolidated financial statements. The Company does not have any financial instruments that would be materially impacted by this standard as of December 31, 2010.

New accounting pronouncements - In December 2010 the FASB issued ASU 2010-29, Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations. This ASU clarifies for which periods supplemental disclosure of pro forma revenue and net income is required when a business combination occurs in the current period. The guidance clarifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. In our case, the guidance is in effect for the 2011 annual reporting period. The adoption of this guidance, while it will likely be applicable to us, is not expected to have a material effect on our consolidated financial statements.

In May 2011 the FASB issued ASU 2011-04, Fair Value Measurements (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP.  This ASU provides guidance setting forth additional requirements relating to disclosures about fair value. The guidance will be effective for us beginning with the first interim period in 2012. In accordance with the guidance, we will be required to disclose the level in the fair value hierarchy in which each fair value lies that is disclosed but not used to measure an asset or liability on the balance sheet. The guidance also clarifies that the fair value of a non-financial asset is based on its highest and best use and requires disclosure if a non-financial asset is being used in a manner that is not its highest and best use. We are currently evaluating the impact the adoption of this standard will have on our consolidated financial statements. The Company does not have any financial instruments that would be materially impacted by this standard as of December 31, 2010.

3. Members’ Equity

Profits, losses and distributions are allocated to the members pursuant to the Company’s Operating Agreement.

The Company must maintain minimum capital and surplus of $250,000 in accordance with Vermont captive insurance regulations.

4. Deferred Charges

Deferred charges consist of the following as of December 31, 2010 and 2009:

                                                                       2010                2009

Leasing commissions

$

24,635,393     $22,138,025

Leasing costs and other deferred costs

                   1,888,175            589,270

                   26,523,568      $22,727,295

Less accumulated amortization

 (10,337,343)       (8,059,602)

Total

$

16,186,225      $14,667,693

5. Loan Receivable

During 2010, the Company entered into lease modification agreements with two tenants which had rent receivable balances in arrears totaling $1,399,909.  Interest income is recognized using the effective interest method and recognized on the accrual basis.  As of December 31, 2010, loans receivable consist of the following:

Outstanding

Principal

Date of Loan

Balance

Interest Rate

Maturity

February 28, 2010

$

1,053,575

LIBOR (*)

+ 3.5%

December 1, 2024

December 28, 2010

300,000

Prime (**)

+ 3.0%

December 1, 2015

$

1,353,575

(*)

0.303% (three month LIBOR) at December 31, 2010.

(**)

3.25% at December 31, 2010.

Future principal payments due are as follows: 2011 $ 118,000 2012 120,000 2013 123,000 2014 125,000 2015 128,000 Thereafter 739,575 $ 1,353,575

6. Related Party Transactions

ESB (the “Lessee”) entered into a lease agreement with Empire State Building Associates L.L.C. (the “Lessor”) which was set to expire on January 4, 2013.  On February 11, 2010, the Company exercised the remaining lease renewal options for the period January 4, 2013 to January 4, 2076.  The lease provides for an annual basic minimum rent equal to $6,018,750 through January 4, 2013; thereafter, the annual basic minimum rent is equal to $5,895,625.

In accordance with the 2nd lease modification dated as of February 25, 2009, the minimum basic rent described above had been increased to cover debt service on the Lessor’s $31,500,000 second mortgage loan obtained on February 25, 2009 (the “Loan”).  The basic rent was increased to cover debt service, but excluding certain principal payment amounts not part of scheduled debt service and totaled $2,076,000 and $1,774,250 in 2010 and 2009, respectively.  The principal amount of any refinancing of the Loan shall not exceed the then existing amount of debt plus refinancing costs.

The lease also provides for additional rent (“Overage Rent”) through all renewal terms equal to 50% of the Lessee’s annual net operating profit, as defined, in excess of $1,000,000, in each lease year.  The Company advanced $6,000,000 through December 31, 2010 on account of additional rent and the excess of $1,888,629 was returned by the Lessor in 2011.

In addition to the above, the Lessee is required to pay for all operating and maintenance expenses, real estate taxes, and necessary repairs and replacements, and keep the Property adequately insured against fire and accident.

A building improvements program (the “Program”) has been undertaken by the Company to maintain and enhance the Property and its competitive position.  As of December 31, 2010, the Company has incurred costs related to the Program of approximately $143,200,000 and the Lessor had incurred costs related to the Program of approximately $10,160,000 and estimates that the total costs of all Program-related projects will be approximately $626,000,000.  Lessor intends to seek additional financing to fund future Property improvements and tenanting costs.

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

The following is a schedule of future minimum rental payments as of December 31, 2010 (based on the current amount of the Lessor’s outstanding second mortgage obligation):

Year ending December 31,

2011

$

8,095,000

2012

6,710,000

2013

5,900,000

2014

5,900,000

2015

5,900,000

Thereafter

353,785,000

$

386,290,000

On July 26, 2011, the Lessor closed on a new mortgage loan with HSBC Bank USA and other participating banks with an initial advance of $159,000,000, part of which was used to pay the existing mortgage loans totaling $92,000,000 scheduled to mature on May 1, 2012.  See Note 14.  In accordance with the Second Lease Modification Agreement, the above table includes increased basic rent equal to debt service that had been payable on the second mortgage loan through its scheduled maturity date in 2012.  The above table does not reflect additional basic rent to cover dent service relating to the new financing.

Distributions are paid from a cash account held by Malkin Holdings.  That account is reflected on the balance sheet as “Due from Supervisor.”

Due to Lessor at December 31, 2010 and 2009 represents advances made to the Company of $8,963,473 and $8,961,815, respectively for building improvements.

Supervisory and other services are provided to the Company by its Supervisor, Malkin Holdings LLC (“Malkin Holdings”), a related party.  Beneficial interests in the Company are held directly or indirectly by one or more persons at Malkin Holdings and/or their family members.

Fees and payments to Malkin Holdings during the years ended December 31, 2010 and 2009, are as follows:

                                                                      2010                     2009

Basic supervisory fees

    $

574,000

    $  270,000

Other fees and disbursements

*248,344

     * 272,060

Service fee on security deposit

accounts

*22,988

       * 41,707

Total

$ 845,332

$ 583,767

* Included in other professional fees in the Consolidated Statements of Income.

For administration and investment of each tenant security deposit account, Malkin Holdings has earned since 1973 a service fee of 1% of the account balance, which fee totaled $22,988 and $41,707 for the years ended December 31, 2010 and 2009, respectively.  As this service fee is deducted from interest otherwise payable to tenants, these financial statements show no related expense to the Company.

In 2010, Malkin Holdings received $1,038,603 for special supervisory services at hourly rates on certain matters regarding ownership, and operation of the Empire State Building, all representing the Company’s allocable portion of such fees to be paid directly and not borne indirectly through overage rent deductions. These fees were capitalized by the Company and included as part of Deferred charges and other deferred costs, net of accumulated amortization in the accompanying consolidated balance sheet as of December 31, 2010.

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

7. Rental Income Under Operating Subleases

Future minimum rentals (including antenna license fees) on a straight-line basis, assuming neither renewals nor extensions of leases which may expire during the periods, on noncancelable operating leases in effect at December 31, 2010 are as follows:

Years ending December 31,

2011

$

87,680,000

2012

82,270,000

2013

75,100,000

2014

70,170,000

2015

65,480,000

Thereafter

353,070,000

$

733,770,000

At December 31, 2010, one tenant, a consumer goods sourcing company comprised approximately 20% of future minimum rental income. There were no other tenants which comprised over 10% of the future minimum rental income.

8. Leasing Agreements

The Company has engaged Newmark Knight Frank (“NKF”) as leasing agent for the non-retail space of the Property.  For the years ended December 31, 2010 and 2009 NKF earned commissions totaling approximately $772,000 and $8,500, respectively, all of which has been capitalized.

The Company has engaged CB Richard Ellis, Inc. (“CBRE”) as leasing agent for the retail space of the Property.  For the years ended December 31, 2010 and 2009, CBRE earned commissions totaling approximately $930,000 and $895,000, respectively, all of which has been capitalized.

9. Multiemployer Pension Plan

In connection with the Company’s collective-bargaining agreements with the Service Employees Janitorial Union - Local 32B-32J and the Central Pension Fund - Local 94, the Company participates with other companies in two defined benefit pension plans.  The plans cover all of the Company’s janitorial and engineering employees who are members of the union.  These plans are not administered by the Company and contributions are determined in accordance with provisions of negotiated labor contracts.  ESB incurred union pension and welfare expense (which is included in payroll and related costs) of approximately $2,683,000 and $3,857,000, respectively, for the years ended December 31, 2010 and 2009.  ESB, Inc. incurred union pension and welfare expense of approximately $2,155,000 and $2,916,000, respectively (which is included in payroll and related costs - see Note 12), for the years ended December 31, 2010 and 2009.

Under the Employee Retirement Income Security Act of 1974, as amended by the Multiemployer Pension Plan Amendments Act of 1980, an employer is liable upon withdrawal or termination of a multiemployer plan for its proportionate share of the plan’s unfunded vested benefits liability.  Management has no intention of undertaking any action which could subject the Company to the obligation.

10. Pension Plan

The Company maintains a 401(k) defined contribution plan (the “Plan”) which covers substantially all employees of the Company who meet the eligibility requirements set forth in the Plan documents.

The Plan allows the Company to make discretionary employer contributions.  The provision for Company’s contributions was approximately $54,600 and $3,000, respectively, for the years ended December 31, 2010 and 2009, respectively.  The Plan may be terminated at the option of the Company.

11. Fair Value of Financial Instruments

Cash and cash equivalents (including tenant improvement escrow), accounts receivable, rent receivable, due from supervisor, overage rent, due from lessor, accounts payable and accrued liabilities, tenants’ security deposits payable, due to lessor and due to supervisor are carried at amounts which reasonably approximate their fair values, due to the short maturities of the instruments.  Loans receivable are carried at amounts which reasonably approximate their fair values at inception.

12. Observatory Operations	The operations of the Empire State Building Observatory are summarized as follows:

	2010	2009
Income:
Admissions	$70,030,303	$63,310,227
Ancillary income	570,793	1,155,349
Credit card and other sales fees	(730,504)	(623,881)
Total Income	69,870,592	63,841,695

Expenses:
Payroll and related costs	15,051,314	14,326,402
Advertising	2,516,693	2,315,290
Commercial rent and other taxes	758,493	392,487
Repairs and maintenance	539,669	330,518
Professional fees	451,760	417,168
Administrative	804,381	524,132
Other expense	16,837	-
Total Expenses	20,139,147	18,305,997

Operating Income*	49,731,445	45,535,698

Income Tax Benefit	1,890,000	-

Income prior to income received directly by Empire State Building Company L.L.C.:
	51,621,445	45,535,698

Revenue received directly by Empire
State Building Company L.L.C.:
Observatory license fees	4,727,697	4,631,085
Photography income	2,535,254	2,331,751
Audio tour income	882,875	684,283
Other income	863,501	158,610
Observatory Income, net	$ 60.630.772	$53,341,427

* Prior to rent paid and profit sharing to ESB which eliminates in consolidation.

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

(1) 1997 Arbitration/Litigation Proceeding

Malkin Holdings and Peter L. Malkin, a member in the Company, were engaged in a proceeding with Helmsley-Spear, Inc. commenced in 1997, concerning the management, leasing and supervision of the Property, in which Malkin Holdings and Mr. Malkin sought an order removing Helmsley-Spear.  In this connection, certain costs for legal and professional fees and other expenses were paid by Malkin Holdings and Mr. Malkin.  Malkin Holdings and Mr. Malkin have represented that such costs will be recovered only to the extent that (a) a competent tribunal authorizes payment by the Company or (b) an investor voluntarily agrees that his or her proportionate share be paid.  Mr. Malkin has requested, or intends to request, such voluntary agreement from all investors, which may include renewing such request in the future for any investor who previously received such request and failed to confirm agreement at that time.  Because any related payment has been, or will be, made only by consenting investors, the Company has not provided for the expense and related liability with respect to such costs in these consolidated financial statements and such consent has not been received at December 31, 2010.

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

14. Subsequent Events

The Company has evaluated events and transactions for potential recognition or disclosure through July 27, 2011, the date the financial statements were available to be issued.

The lease agreement and Joint Venture arrangement between Empire State Building Company L.L.C. (“ESB”) and Empire State Building, Inc. expired on December 31, 2010 and was not renewed.  On January 1, 2011, ESB entered into a lease for the observation decks with ESB Observatory LLC, a newly organized limited liability company owned 99% by ESB and 1% by ESB 102 Corporation (which, in turn, is owned 100% by ESB), for a five-year term commencing January 1, 2011 and expiring December 31, 2015.  ESB Observatory LLC is to pay fixed annual rent of $6,700,000, adjusted each year commencing 2012 to reflect the increase in the Consumer Price Index, plus additional rent, as defined.  The new leasing arrangement will not have a significant impact on the financial position or results of operations reported in the consolidated financial statements.

On July 26, 2011, the Lessor closed on a new mortgage loan with HSBC Bank USA and other participating banks (the “Lenders”) with an initial advance of $159,000,000 to be used to pay and discharge all existing mortgage loans secured by the Property, to fund operations and working capital requirements relating to the Property (including for improvements) and certain other general purposes. Subject to the conditions set forth in the loan agreement (the “Loan Agreement”), the Lenders may provide the Lessor with additional advances of up to $76,000,000 and use commercially reasonable efforts to arrange for additional commitments from other financial institutions in an aggregate amount equal to $65,000,000. Subject to the terms and conditions of the Loan Agreement, the outstanding principal amount of the loan shall bear interest at a rate equal to 2.5% p.a. above 30-day LIBOR.  The Lessor is obligated to repay the outstanding amount of the loan plus accrued and unpaid interest and all other amounts due under the Loan Agreement and related documents on June 30, 2014, which the Lessor may extend to June 30, 2015 and thereafter to June 30, 2016, in each case, subject to an extension fee of 0.25% of the total availability under the Loan Agreement at the time of such extension. Such extensions are subject to customary conditions, including the maintenance of a certain loan-to-value ratio and debt yield and the absence of an event of default. The Company incurred a prepayment penalty of approximately $2,400,000 in connection with the repayment of the old notes.