Form 10-Q
period 2011-03-31
EMPIRE STATE BUILDING ASSOCIATES L.L.C.
filed 2011-09-13
CIK 32776

Empire State Building Associates L.L.C.

March 31, 2011

 FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒.  No ☐.

Indicate by check mark whether Registrant is a shell company (as defined in Rule 12b-2 of the Act)

Yes ☐  No ☒ .

Indicate by check mark whether Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large Accelerated Filer ☐  Accelerated Filer ☐  Non-Accelerated Filer ☐

Smaller Reporting Company ☒

Empire State Building Associates L.L.C.

March 31, 2011

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

Empire State Building Associates L.L.C.

(A Limited Liability Company)

Condensed Consolidated Balance Sheets

(Unaudited)

Assets	March 31, 2011	December 31, 2010
Real Estate:
Building	$38,933,801	$ 38,933,801
Less: Accumulated depreciation	8,943,873	8,694,307
	29,989,928	30,239,494
Building improvements	10,162,577	10,162,577
Less: Accumulated depreciation	476,377	411,235
	9,686,200	9,751,342
Land	21,550,588	21,550,588
Total real estate, net	61,226,716	61,541,424

Cash and cash equivalents	20,058,383	25,318,179
Restricted cash	2,400,160	896,965
Due from Supervisor	324,111	324,111
Other receivables	84,725	92,118
Deferred costs	1,360,980	1,038,603
Due from Sublessee	8,961,815	8,961,815
Other assets	100,000	100,000
Prepaid expenses	52,084	-
Mortgage financing costs, less accumulated amortization of $2,623,700 in 2011 and $2,457,051 in 2010	734,958	901,607

Total assets	$95,303,932	$99,174,822

Empire State Building Associates L.L.C.

March 31, 2011

Empire State Building Associates L.L.C.

(A Limited Liability Company)

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31, 2011	December 31, 2010
Liabilities and members’ equity Liabilities:
Mortgages payable	$ 92,000,000	$ 92,000,000
Accrued mortgage interest	514,944	514,944
Additional rent due to Sublessee	-	1,888,629
Accrued supervisory fees, a related party	-	312,500
Accrued expenses	101,250	553,522
Total liabilities	92,616,194	95,269,595
Commitments and contingencies	-	-
Members’ equity (At March 31, 2011 and 2010, there were 3,300 units (at $10,000 per unit) of participation units outstanding)	2,687,738	3,905,227
Total liabilities and members’ equity	$95,303,932	$99,174,822

See notes to condensed consolidated financial statements.

Empire State Building Associates L.L.C.

March 31, 2011

Empire State Building Associates L.L.C.

(A Limited Liability Company)

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months
	Ended March 31,
	2011	2010
Revenue:

Rent income, from a related party	$2,016,295	$2,016,295
Interest and dividend income	1,399	2,420
Total revenue	2,017,694	2,018,715
Expenses:
Interest on mortgages	1,661,651	1,661,651
Supervisory services, to a related party	196,104	39,854
Depreciation of building and improvements	314,707	314,707
Professional fees and miscellaneous expenses, including amounts paid to a related party	90,388	19,778
Total expenses	2,262,850	2,035,990

Net Loss	$ (245,156)	$ (17,275)

Loss per $10,000 participation unit, based on 3,300 participation units outstanding during the period	$ (74.29)	$ (5.23)
Distributions per $10,000 participation unit consisted of the following:
Income	$ 0	$ 0
Return of capital	294.65	1,313.41
Total distributions	294.65	$1,313.41

See notes to condensed consolidated financial statements.

Empire State Building Associates L.L.C.

March 31, 2011

Empire State Building Associates L.L.C.

(A Limited Liability Company)

Condensed Consolidated Statements of Members’ Equity

(Unaudited)

	For the	For the Year
	Three Months Ended	Ended
	March 31, 2011	December 31, 2010
Members’ equity:
January 1, 2011	$3,905,227
January 1, 2010		$7,637,435
Add, net income (loss):
January 1, 2011 through March 31, 2011	(245,156)	-
January 1, 2010 through December 31, 2010	-	3,519,049
	3,660,071	11,156,484
Less, distributions:
Monthly distributions
January 1, 2011 through March 31, 2011	972,333	-
January 1, 2010 through December 31, 2010	-	3,889,333
Additional distribution on March 2, 2010	-	3,361,924

Total distributions	972,333	7,251,257

Members’ equity at the end of the period:	$2,687,738	$3,905,227

See notes to condensed consolidated financial statements.

Empire State Building Associates L.L.C.

March 31, 2011

Empire State Building Associates L.L.C.

(A Limited Liability Company)

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months	For the Three Months
	Ended	Ended
	March 31, 2011	March 31, 2010
Cash flows from operating activities:
Net loss	$ (245,156)	$ (17,275)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of building & improvements	314,707	314,707
Amortization of mortgage financing costs	166,650	166,651
Changes in operating assets and liabilities:
Change in restricted cash	(1,503,195)	(1,678,443)
Change in other receivables	7,393	107,939
Prepaid expenses	(52,084)	-
Additional rent due to Sublessee	(1,888,629)	(2,429,589)
Accrued expenses	(452,272)	-0-
Accrued supervisory fees, to a related party	(312,500)	(214,591)
Net cash used in operating activities	(3,965,086)	(3,750,601)

Cash flows from financing activities:
Distributions to Participants	(972,333)	(4,334,257)
Members’ distributions held by Supervisor	-	(324,111)
Change in deferred costs	(322,377)	-
Net cash used in financing activities	(1,294,710)	(4,658,368)

Net decrease in cash and cash equivalents	(5,259,796)	(8,408,969)
Cash and cash equivalents, beginning of period	25,318,179	28,531,544
Cash and cash equivalents, end of period	$ 20,058,383	$ 20,122,575

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,495,000	$ 1,495,000

See notes to condensed consolidated financial statements.

Empire State Building Associates L.L.C.

March 31, 2011

Notes to Condensed Consolidated Financial Statements (unaudited)

Note A Interim Period Reporting

In the opinion of management, the accompanying unaudited condensed consolidated financial statements of Empire State Building Associates L.L.C. ( “Registrant”) reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of Registrant as of March 31, 2011, its results of operations and its cash flows for the three-months ended March 31, 2011 and 2010.  The condensed consolidated financial statements include the accounts of Registrant and its wholly-owned limited liability company, Empire State Land Associates L.L.C.  All intercompany accounts and transactions have been eliminated in consolidation. Information included in the condensed balance sheet as of December 31, 2010 has been derived from the audited balance sheet included in Registrant's Form 10-K for the year ended December 31, 2010 (the "10-K") previously filed with the Securities and Exchange Commission (the "SEC"). Pursuant to rules and regulations of the SEC, certain information and disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted from these consolidated financial statements unless significant changes have taken place since the end of the most recent fiscal year.  Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto and the other information contained in the 10-K.  The consolidated results of operations for the three-months ended March 31, 2011 are not necessarily indicative of the results to be expected for any interim period or the full year.

Reclassification

Certain prior year balances have been reclassified to conform with the current period presentation.

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

Registrant's members (“Members”) are Peter L. Malkin, Anthony E. Malkin and Thomas N. Keltner, Jr. (collectively, the "Agents"), each of whom also acts as an agent for holders of participations (“Participations”) in their respective member interest in Registrant (the "Participants").

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

The Real Estate is carried in the financial statements at its historical cost of $60,484,389, consisting of $57,500,000 for the purchase price paid to the seller, $752,022 for acquisition costs, and $2,232,367 representing the unamortized balance of the cost of the Master Lease on the date the Real Estate was acquired. The cost of the Land was estimated to be 35.63% of the total cost of the Real Estate, and the Building 64.37%. Under the terms of the contract of sale, the deed contains language to avoid the merger of the fee estate and the leasehold, although on a consolidated financial statement basis Registrant incurred no leasehold rent expense after acquiring the Real Estate.

On July 26, 2011 Registrant closed on a new mortgage loan with HSBC Bank USA (“New Mortgage”) and other participating banks with the initial advance of $159,000,000 to be used to pay and discharge all existing mortgage loans including the First and Second Mortgages both of which were repaid, the New Mortgage secured by a lien on the Real Estate and Registrant’s leasehold estate under the Master Lease of the Real Estate, to fund operations and working capital requirements relating to the Property (including for improvements) and certain other general purposes. The First Mortgage was scheduled to mature on May 1, 2012 and required monthly payments of interest only at 6.5% per annum. The First Mortgage was secured by a lien on the Real Estate and Registrant’s leasehold estate under the Master Lease of the Real Estate.

                                To finance improvements at the Property and costs of the financing, on February 25, 2009 Registrant borrowed $31,500,000 from Signature Bank (the “Second Mortgage”).  The Second Mortgage was also scheduled to mature on May 1, 2012 and required monthly payments of interest only at 6.5% per annum.  The First Mortgage and Second Mortgage loans aggregating $92,000,000 plus accrued interest and applicable prepayment penalties were prepaid on July 26, 2011 out of proceeds from the new $159,000,000 financing described above.

                               The estimated fair value of Registrant’s total mortgage debt based upon available market information was $94,465,989 at March 31, 2011.

Restricted cash at March 31, 2011 represented funds in an interest-bearing account held at Capital One Bank pursuant to the terms of the First Mortgage, and was used monthly to satisfy a portion ($166,667) of Registrant’s mortgage interest obligation. On March 24, 2011, Registrant deposited an additional $2,000,000 into this restricted account.

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

In accordance with the 2nd lease modification dated February 25, 2009, Basic Rent described above has been increased to cover debt service on the $31,500,000 Second Mortgage that closed on February 25, 2009.  Basic Rent will be increased to cover debt service on any additional borrowings for improvements and tenanting costs and on any refinancing of such debt so long as the aggregate amount refinanced does not exceed the then existing amount of debt plus refinancing costs.  Basic rent will be increased to cover debt service relating to the July 26, 2011 refinancing (see Note C) to the extent the new mortgage debt exceeds the First Mortgage of $60,500,000.

Due from Sublessee at March 31, 2011 represents advances made to Sublessee for building improvements costs.

Additional Rent and any interest and dividends accumulated thereon are distributed annually after deduction for any additional payment described in Note E below, set-aside of $2,000,000 to satisfy a portion of Registrant’s First Mortgage interest obligation, other expenses and additions to general contingencies management judges to be suitable under the circumstances.  For 2010, Sublessee reported net operating profit of $9,222,742; therefore, Additional Rent of $4,111,371 was earned for the year ended December 31, 2010. Additional Rent income is recognized when earned from the Sublessee, at the close of the year ending December 31; such income is not determinable until the Sublessee, pursuant to the Sublease, provides Registrant with a certified operating report from a certified public accountant on the Sublessee's operation of the Real Estate.  The Sublease requires that this report be delivered to Registrant annually within 60 days after the end of each such fiscal year.  Accordingly, all Additional Rent income and the additional payment to Supervisor are reflected in the fourth quarter of each year.  The Sublease does not provide for the Sublessee to render interim reports to Registrant. The cost of improvements to be incurred by the Sublessee will reduce Additional Rent but should have no effect on the payment of Basic Rent to Registrant.

Sublessee is a New York limited liability company in which Peter L. Malkin is a member and entities for Peter L. Malkin’s family members are beneficial owners.

Note E Supervisory Services

Supervisory and other services are provided to Registrant by its supervisor, Malkin Holdings LLC (“Malkin Holdings” or “Supervisor”) (formerly Wien & Malkin LLC), a related party. Beneficial interests in Registrant are held directly or indirectly by one or more persons at Malkin Holdings and/or their family members.

Registrant pays Supervisor for supervisory services and disbursements. The basic fee (the "Basic Payment") had been payable at the rate of $100,000 per annum, payable $8,333 per month, since inception in 1961. The Agents have approved an increase in such fee in an amount equal to the increase in the consumer price index since such date, resulting in an increase in the Basic Payment to $725,000 per annum effective July 1, 2010. The Basic Payment will be subject to further increase in accordance with any future increase in the consumer price index.  The fee is payable (i) not less than $8,333 per month and (ii) the balance out of available reserves from Additional Rent. If Additional Rent is insufficient to pay such balance, any deficiency shall be payable in the next year in which Additional Rent is sufficient. The Agents also approved payment by Registrant, effective July 1, 2010, of the expenses in connection with regular accounting services related to maintenance of Registrant’s books and records. Such expenses were previously paid by Supervisor.

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

Pursuant to the fee arrangements described herein, Registrant incurred supervisory service fees of $181,250 for the three month period ended March 31, 2011 plus additional fees totaling $14,854 representing 6% of the annual rent and debt service reductions from which Registrant has benefited. No remuneration was paid during the three-month periods ended March 31, 2011 and 2010 by Registrant to any of the Members.

Supervisor also receives an additional payment equal to 6% of distributions to the Participants in Registrant in excess of 9% per annum on their remaining cash investment in Registrant (which remaining cash investment at March 31, 2011 was equal to the Participants’ original cash investment of $33,000,000). For tax purposes, such additional payment is recognized as a profits interest and the Supervisor is treated as a member, all without modifying each Participant’s distributive share of reportable income and cash distributions.

Reference is made to Note D above for a description of the terms of the Sublease between Registrant and Sublessee.  The respective interests of the Members in Registrant and in Sublessee arise solely from ownership of their respective Participations in Registrant and, in the case of Peter L. Malkin his participating interest and his family entities' ownership of member interests in Sublessee.  The Members as such receive no extra or special benefit not shared on a pro rata basis with all other Participants in Registrant or members in Sublessee.  However, all of the Members hold senior positions at Supervisor (which supervises Registrant and Sublessee) and may, by reason of their positions at Supervisor, receive income attributable to supervisory or other remuneration paid by Registrant to Supervisor and Sublessee.

Subsequent Events

Subsequent events have been evaluated for potential recognition and disclosure.

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

Registrant does not pay dividends.  During the three-month period ended March 31, 2011, Registrant made regular monthly distributions of $98.21 for each $10,000 Participation ($1,178.52 per annum for each $10,000 Participation).  There are no restrictions on Registrant’s present or future ability to make distributions; however, the amount of such distributions, particularly distributions of Additional Rent, depends solely on Sublessee’s ability to make payments of Basic Rent and Additional Rent to Registrant.  Registrant expects to make monthly distributions in the future so long as it  receives the payments provided under the Sublease.

During March 2011 Registrant made no additional distribution to Participants of Additional Rent received for the year ending December 31, 2010. Additional Rent of $4,111,371 was applied to Registrant’s mortgage interest obligation and the balance for general contingencies. See Notes C and D to the condensed financial statements herein; and see below in “Liquidity, Capital Resources and Distributions” regarding Registrant’s anticipated inability to pay additional distributions during next several years.

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

Total revenues decreased for the three-month period ended March 31, 2011 as compared with the corresponding period of the prior year. The decrease was the result of a decrease in dividend and interest income for the three-month period as compared with the corresponding period of the prior year.

Total expenses increased for the three-month period ended March 31, 2011 as compared with the corresponding period of the prior year.  The increase was the result of an increase in basic supervisory fees to Malkin Holdings effective July 1, 2010 and professional fees and miscellaneous expenses for accounting fees which were paid by Supervisor prior to 2010 and other professional fees paid to Malkin Holdings for services rendered in connection with matters regarding ownership and operation of the Empire State Building for the three-month period as compared with the corresponding period of the prior year.

Liquidity, Capital Resources and Distributions

Registrant’s liquidity has decreased as of March 31, 2011, as compared with December 31, 2010 due to substantially increased deferred costs. Adverse developments in economic, credit and investment markets over the last two years impaired general liquidity (although some improvement in such markets has arisen recently) and the developments may negatively impact Registrant and/or space tenants at the Building. Any such impact should be ameliorated by the fact that (a) each of Registrant and its Sublessee has very low debt in relation to asset value, (b) the Building’s rental revenue is derived from a substantial number of tenants in diverse businesses with lease termination dates spread over numerous years.

No amortization payments are due under the First Mortgage and the Second Mortgage to reduce the outstanding principal balances prior to maturity. Furthermore, Registrant does not maintain any reserve to cover the principal payment of mortgage indebtedness at maturity.  Therefore, repayment of the mortgages will depend on Registrant’s ability to arrange a refinancing.  Assuming that the Real Estate continues to generate an annual net profit in future years comparable to that in past years, and assuming further that real estate capital and operating markets return to more stable patterns, consistent with long-term historical trends in the geographic area in which the Real Estate is located, Registrant anticipates that the value of the Real Estate will be in excess of the amount of the mortgage balances at maturity.

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

Based on Sublessee’s review of the need for upgrades and improvements to the Property, Registrant has incurred improvement costs of approximately $10,163,000 through March 31, 2011, which costs were funded from Second Mortgage financing proceeds. Other improvement and tenanting costs funded out of Sublessee’s operating cash flow are owned by Sublessee and reflected in its financial statements. However, through March 31, 2011 Registrant advanced approximately $8,962,000 to Sublessee to acquire building improvements and tenanting costs. To seek to maximize overall funds for improvement and tenanting costs, funding for the foregoing will be derived from currently unapplied amounts from the $31,500,000 financing that closed in the first quarter of 2009 and from the New Mortgage obtained in July 2011 for which Registrant received an initial advance of $159,000,000 and may be advanced an additional $76,000,000.  Costs in excess of available mortgage proceeds will be funded out of Sublessee's operating cash flow. Sublessee estimates that the total cost of all projects will be approximately $626,000,000 over 10 years including sprinklering of the Building of approximately $23,000,000 required by Local Law #26 to be completed by 2019.

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

Inflation

Registrant believes that there has been no material change in the impact of inflation on its operations since the filing of the 10-K for the year ended December 31, 2010.

Security Ownership

As of March 31, 2011, the Members of Registrant owned of record and beneficially an aggregate of $41,042 of Participations in Registrant, representing less than .124% of the currently outstanding Participations therein totaling $33,000,000.

As of March 31, 2011, certain of the Members of Registrant held additional Participations as follows:

Entities for the benefit of members of Peter L. Malkin's family owned of record and beneficially $1,064,583 of Participations. Peter L. Malkin disclaims any beneficial ownership of such Participations, except that related trusts are required to complete scheduled payments to Peter L. Malkin.

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

Item 4T.

Controls and Procedures.

(a)

Evaluation of disclosure controls and procedures. The Supervisor after evaluating the effectiveness of Registrant’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of  March 31, 2011, the end of the period covered by this report, has concluded that as of that date that Registrant’s disclosure controls and procedures were effective and designed to ensure that material information relating to Registrant would be made known to it by others within those entities on a timely basis.

(b)

Changes in internal controls over financial reporting. There were no changes in Registrant’s internal controls over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to affect, Registrant’s internal controls over financial reporting.

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

Empire State Building Associates L.L.C.

March 31, 2011

Item 6.

Exhibits

EXHIBIT INDEX

Number	Document	Page*
3(a)

Registrant’s Partnership Agreement dated July 11, 1961, filed as Exhibit No. 1 to Registrant's Registration Statement on Form S-1 as amended (the "Registration Statement") by letter dated August 8, 1962 and assigned File No. 2-18741, is incorporated by reference as an exhibit hereto.

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

24.1	Power of Attorney dated September 8, 2011 between the Members of Registrant and Mark Labell which is being filed as Exhibit 24.1 to Registrant's 10-Q for the quarter ended March 31, 2011.
31.1	Certification of Mark Labell, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Mark Labell, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Mark Labell, Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Mark Labell, Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

________________________________

* Page references are based on sequential numbering system.

Empire State Building Associates L.L.C.

March 31, 2011

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

The individual signing this report on behalf of Registrant is Attorney-in-Fact for Registrant and each of the Members in Registrant, pursuant to the Power of Attorney, dated September 8, 2011 (the “Power”).

EMPIRE STATE BUILDING ASSOCIATES L.L.C.

(Registrant)

By:

/s/ Mark Labell

Mark Labell*, Attorney-in-Fact on behalf of:

Peter L. Malkin, Member

Anthony E. Malkin, Member

Thomas N. Keltner, Jr., Member

Date: September 13, 2011

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

Date: September 13, 2011

____________________________________________________________________

*Mr. Labell supervises accounting functions for Registrant.

Empire State Building Associates L.L.C.

March 31, 2011

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

3.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of Registrant as of, and for, the periods presented in this report;

4.

Registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for Registrant and we have:

(a)

Designed such disclosure controls and procedures or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)

Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c)

Evaluated the effectiveness of Registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d)

Disclosed in this report any change in Registrant’s internal control over financial reporting that occurred during Registrant’s most recent fiscal quarter (Registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, Registrant’s internal control over financial reporting; and

5.

Registrant’s other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to Registrant’s auditors and the audit committee of Registrant’s board of directors (or persons performing the equivalent functions):

(a)

All significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect Registrant’s ability to record, process, summarize and report financial information; and

(b)

Any fraud, whether or not material, that involves management or other employees who have a significant role in Registrant’s internal controls over financial reporting.

Date: September 13, 2011

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

March 31, 2011

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

3.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of Registrant as of, and for, the periods presented in this report;

4.

Registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for Registrant and we have:

(a)

Designed such disclosure controls and procedures or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)

Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c)

Evaluated the effectiveness of Registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d)

Disclosed in this report any change in Registrant’s internal control over financial reporting that occurred during Registrant’s most recent fiscal quarter (Registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, Registrant’s internal control over financial reporting; and

5.

Registrant’s other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to Registrant’s auditors and the audit committee of Registrant’s board of directors (or persons performing the equivalent functions):

(a)

All significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect Registrant’s ability to record, process, summarize and report financial information; and

(b)

Any fraud, whether or not material, that involves management or other employees who have a significant role in Registrant’s internal controls over financial reporting.

Date: September 13, 2011

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

March 31, 2011

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

1.

the Quarterly Report on Form 10Q of Registrant for the period ended March 31, 2011 (the “Report”) fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934(15 U.S.C. 78m or 78o(d)); and

2.

the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Registrant.

Dated: September 13, 2011

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

March 31, 2011

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

1.

the Quarterly Report on Form 10Q of Registrant for the period ended March 31, 2011 (the “Report”) fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934(15 U.S.C. 78m or 78o(d)); and

2.

the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Registrant.

Dated: September 13, 2011

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