Form 10-Q
period 2011-06-30
EMPIRE STATE BUILDING ASSOCIATES L.L.C.
filed 2011-09-20
CIK 32776

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 0-827
EMPIRE STATE BUILDING ASSOCIATES L.L.C.
(Exact name of Registrant as specified in its charter)

A New York Limited Liability Company	13-6084254
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
One Grand Central Place
60 East 42nd Street
New York, New York 10165
(Address of principal executive offices)
(212) 687-8700
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:
None
Securities registered pursuant to Section 12(g) of the Act:
$33,000,000 of Participations in LLC Member Interests
Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑. No ☐.
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether Registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐ No ☑ .
Indicate by check mark whether Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☑

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Condensed Consolidated Balance Sheets
Condensed Consolidated Statements of Operations
Condensed Consolidated Statements of Members’ Equity
Condensed Consolidated Statements of Cash Flows
Note A Interim Period Reporting
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 4T. Controls and Procedures
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
EXHIBIT INDEX
SIGNATURES
Exhibit 24.1
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.
Empire State Building Associates L.L.C.
(A Limited Liability Company)
Condensed Consolidated Balance Sheets
(Unaudited)

	June 30, 2011	December 31, 2010
Assets
Real Estate:
Building	$38,933,801	$38,933,801
Less: Accumulated depreciation	9,193,438	8,694,307

	29,740,363	30,239,494

Building improvements	10,162,577	10,162,577

Less: Accumulated depreciation	541,518	411,235

	9,621,059	9,751,342

Land	21,550,588	21,550,588

Total real estate, net	60,912,010	61,541,424

Cash and cash equivalents	19,139,852	25,318,179
Restricted cash	1,887,996	896,965
Due from Supervisor	324,111	324,111

Other receivables	89,525	92,118
Deferred costs	2,039,477	1,038,603
Due from Sublessee	8,961,815	8,961,815
Other assets	250,000	100,000
Mortgage financing costs, less accumulated amortization of $2,790,351 in 2011 and $2,457,051 in 2010	568,307	901,607

Total assets	$94,173,093	$99,174,822

Empire State Building Associates L.L.C.
(A Limited Liability Company)
Condensed Consolidated Balance Sheets
(Unaudited)

	June 30, 2011	December 31, 2010

Liabilities and members’ equity
Liabilities:
Mortgages payable	$92,000,000	$92,000,000
Accrued mortgage interest	498,333	514,944
Additional rent due to Sublessee	—	1,888,629
Accrued supervisory fees, to a related party	—	312,500
Accrued expenses	216,775	553,522

Total liabilities	92,715,108	95,269,595
Commitments and contingencies	—	—
Members’ equity (At June 30, 2011 and December 31, 2010, there were 3,300 units (at $10,000 per unit) of participation units outstanding)	1,457,985	3,905,227

Total liabilities and members’ equity	$94,173,093	$99,174,822

See notes to condensed consolidated financial statements.

Empire State Building Associates L.L.C.
(A Limited Liability Company)
Condensed Consolidated Statements of Operations
(Unaudited)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2011	2010	2011	2010
Revenue:
Rent income, from a related party	$2,021,980	$2,021,980	$4,038,275	$4,038,275
Interest and dividend income	3,261	3,959	4,660	6,379

Total revenue	2,025,241	2,025,939	4,042,935	4,044,654

Expenses:
Interest on mortgages	1,678,262	1,678,261	3,339,912	3,339,912
Supervisory services, to a related party	196,104	39,854	392,209	79,708
Depreciation of building and improvements	314,708	314,708	629,415	629,415
Professional fees and miscellaneous expenses, including amounts paid to a related party	93,586	15,199	183,974	34,977

Total expenses	2,282,660	2,048,022	4,545,510	4,084,012

Net Loss	$(257,419)	$(22,083)	$(502,575)	$(39,358)

Loss per $10,000 participation unit, based on 3,300 participation units outstanding during the period	$(78.01)	$(6.69)	$(152.30)	$(11.93)

Distributions per $10,000 participation unit consisted of the following:
Income	$0	$0	$0	$0
Return of capital	294.64	294.64	589.29	1,608.06

Total distributions	$294.64	$294.64	$589.29	$1,608.06

See notes to condensed consolidated financial statements.

Empire State Building Associates L.L.C.
(A Limited Liability Company)
Condensed Consolidated Statements of Members’ Equity
(Unaudited)

	For the	For the
	Six Months Ended	Year Ended
	June 30, 2011	December 31, 2010
Members’ equity:
January 1, 2011	$3,905,227
January 1, 2010		$7,637,435
Add, net income (loss):
January 1, 2011 through June 30, 2011	(502,575)	-0-
January 1, 2010 through December 31, 2010	-0-	3,519,049

	3,402,652	11,156,484

Less, distributions:
Monthly distributions
January 1, 2011 through June 30, 2011	1,944,667	-0-
January 1, 2010 through December 31, 2010	-0-	3,889,333
Additional distribution on March 2, 2010	-0-	3,361,924

Total distributions	1,944,667	7,251,257

Members’ equity at the end of the period:	$1,457,985	$3,905,227

See notes to condensed consolidated financial statements.

Empire State Building Associates L.L.C.
(A Limited Liability Company)
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the	For the
	Six Months Ended	Six Months Ended
	June 30, 2011	June 30, 2010
Cash flows from operating activities:
Net loss	$(502,575)	$(39,358)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of building and improvements	629,415	629,415
Amortization of mortgage financing costs	333,299	333,301
Changes in operating assets and liabilities:
Change in restricted cash	(991,031)	(1,171,967)
Change in other receivables	2,593	60,137
Additional rent due to Sublessee	(1,888,629)	(2,429,589)
Accrued mortgage interest	(16,611)	(16,611)
Accrued expenses	(336,747)	—
Accrued supervisory fees, to a related party	(312,500)	(214,591)

Net cash used in operating activities	(3,082,786)	(2,849,263)

Cash flows from financing activities:
Distributions to Participants	(1,944,667)	(5,306,591)
Members’ distributions held by Supervisor	—	(324,111)
Deferred costs	(1,000,874)	—
Other assets	(150,000)	—

Net cash used in financing activities	(3,095,541)	(5,630,702)

Net decrease in cash and cash equivalents	(6,178,327)	(8,479,965)
Cash and cash equivalents, beginning of period	25,318,179	28,531,544

Cash and cash equivalents, end of period	$19,139,852	$20,051,579

Supplemental disclosure of cash flow information:
Cash paid for interest	$3,023,222	$3,023,222

See notes to condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements (unaudited)
Note A Interim Period Reporting
In the opinion of management, the accompanying unaudited condensed consolidated financial statements of Empire State Building Associates L.L.C. (“Registrant”) reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of Registrant as of June 30, 2011, its results of operations for the three and six months ended June 30, 2011 and 2010 and its cash flows for the six-months ended June 30, 2011 and 2010. The condensed consolidated financial statements include the accounts of Registrant and its wholly-owned limited liability company, Empire State Land Associates L.L.C. All intercompany accounts and transactions have been eliminated in consolidation. Information included in the condensed balance sheet as of December 31, 2010 has been derived from the audited balance sheet included in Registrant’s Form 10-K for the year ended December 31, 2010 (the “10-K”) previously filed with the Securities and Exchange Commission (the “SEC”). Pursuant to rules and regulations of the SEC, certain information and disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted from these consolidated financial statements unless significant changes have taken place since the end of the most recent fiscal year. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto and the other information contained in the 10-K. The consolidated results of operations for the three and six months ended June 30, 2011 are not necessarily indicative of the results to be expected for any interim period or the full year.
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
Registrant’s members (“Members”) are Peter L. Malkin, Anthony E. Malkin and Thomas N. Keltner, Jr. (collectively, the “Agents”), each of whom also acts as an agent for holders of participations (“Participations”) in their respective member interest in Registrant (the “Participants”).
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
On July 26, 2011 Registrant closed on a new mortgage loan with HSBC Bank USA (“New Mortgage”) and other participating banks with an initial advance of $159,000,000 to be used to pay and discharge all existing mortgage loans including the First and the Second Mortgages, both of which were repaid, the New Mortgage secured by a lien on the Real Estate and Registrant’s leasehold estate under the Master Lease of the Real Estate, to fund operations and working capital requirements relating to the Property (including for improvements) and certain other general purposes. The First Mortgage was scheduled to mature on May 1, 2012 and required monthly payments of interest only at 6.5% per annum. The First Mortgage was secured by a lien on the Real Estate and Registrant’s leasehold estate under the Master Lease of the Real Estate.
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
The estimated fair value of Registrant’s total mortgage debt based upon available market information was $93,947,055 at June 30, 2011.
Restricted cash at June 30, 2011 represents funds in an interest-bearing account held at Capital One Bank pursuant to the terms of the First Mortgage, to be used monthly to satisfy a portion ($166,667) of Registrant’s First Mortgage interest obligation. On March 24, 2011, Registrant deposited an additional $2,000,000 into this restricted account under the same conditions.
The Building and Building improvements are being depreciated on the straight-line basis over their estimated useful lives of 39 years. Mortgage financing costs, totaling $3,358,658, are being amortized ratably over the lives of the respective mortgages. As the mortgages were prepaid on July 26, 2011, the remaining unamortized balance will be written-off in the third quarter of 2011.
Note D Sublease
Registrant does not operate the Building. It subleases the Building to Empire State Building Company L.L.C. (“Sublessee”) pursuant to a net operating sublease (the “Sublease”), which included an initial term which expired on January 4, 1992. The Sublease provided four separate options for Sublessee to renew the term, in each case for an additional 21 years, on the terms of the original Sublease. Such renewals have been exercised by Sublessee (a) on January 30, 1989, for the first renewal period from January 5, 1992 through January 4, 2013 and (b) as of February 11, 2010, for the remaining three renewal periods from January 5, 2013 through January 4, 2076 (the last two such renewals being exercised by Sublessee with Registrant’s consent for early exercise).

Sublessee is required to pay annual basic rent (“Basic Rent”) of $6,018,750 from January 1, 1992 through January 4, 2013 and $5,895,625 from January 5, 2013 through the expiration of all renewal terms. Sublessee is also required to pay Registrant additional rent of 50% of Sublessee’s net operating profit, as defined in the Sublease, in excess of $1,000,000 for each lease year ending December 31 (“Additional Rent”).
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
Due from Sublessee at June 30, 2011 represents advances made to Sublessee for building improvements costs.
Additional Rent and any interest and dividends accumulated thereon are distributed annually after deduction for any additional payment described in Note E below, set-aside of $2,000,000 to satisfy a portion of Registrant’s First Mortgage interest obligation, other expenses and additions to general contingencies management judges to be suitable under the circumstances. For 2010, Sublessee reported net operating profit of $9,222,742; therefore, Additional Rent of $4,111,371 was earned for the year ended December 31, 2010. Registrant recognizes Additional Rent income when earned from the Sublessee at the close of the lease year ending December 31st; such income is not determinable until Sublessee, pursuant to the Sublease, provides Registrant with a certified operating report from a certified public accountant on the Sublessee’s operation of the Real Estate. The Sublease requires that this report be delivered to Registrant annually within 60 days after the end of each such fiscal year. Accordingly, all Additional Rent income and the additional payment to Supervisor are reflected in the fourth quarter of each year. The Sublease does not provide for the Sublessee to render interim reports to Registrant.
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

Registrant pays Supervisor for supervisory services and disbursements. The basic fee (the “Basic Payment”) had been payable at the rate of $100,000 per annum, payable $8,333 per month, since inception in 1961. The Agents have approved an increase in such fee in an amount equal to the increase in the Consumer Price Index since such date, resulting in an increase in the Basic Payment to $725,000 per annum effective July 1, 2010. The Basic Payment will be subject to further increase in accordance with any future increase in the Consumer Price Index. The fee is payable (i) not less than $8,333 per month and (ii) the balance out of available reserves from Additional Rent. If Additional Rent is insufficient to pay such balance, any deficiency shall be payable in the next year in which Additional Rent is sufficient. The Agents also approved payment by Registrant, effective July 1, 2010, of the expenses in connection with regular accounting services related to maintenance of Registrant’s books and records. Such expenses were previously paid by Supervisor.
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
Pursuant to the fee arrangements described herein, Registrant incurred supervisory service fees of $362,500 for the six month period ended June 30, 2011 plus additional fees totaling $29,708 representing 6% of the annual rent and debt service reductions from which Registrant has benefited. No remuneration was paid during the six-month periods ended June 30, 2011 and 2010 by Registrant to any of the Members.
Supervisor also receives an additional payment equal to 6% of distributions to Participants in Registrant in excess of 9% per annum on their remaining cash investment in Registrant (which remaining cash investment at June 30, 2011 was equal to the Participants’ original cash investment of $33,000,000). For tax purposes, such additional payment is recognized as a profits interest and the Supervisor is treated as a member, all without modifying each Participant’s distributive share of reportable income and cash distributions.
Reference is made to Note D above for a description of the terms of the Sublease between Registrant and Sublessee. The respective interests of the Members in Registrant and in Sublessee arise solely from ownership of their respective Participations in Registrant and, in the case of Peter L. Malkin his participating interest and his family entities’ ownership of member interests in Sublessee. The Members as such receive no extra or special benefit not shared on a pro rata basis with all other Participants in Registrant or members in Sublessee. However, all of the Members hold senior positions at Supervisor (which supervises Registrant and Sublessee) and may, by reason of their positions at Supervisor, receive income attributable to supervisory or other remuneration paid by Registrant to Supervisor and Sublessee.
Subsequent Events
Subsequent events have been evaluated for potential recognition and disclosure.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
Additional Rent and any interest and dividends accumulated thereon less any expenses and additions to general contingencies and and other reserves are distributed to the Participants after the additional payment to Supervisor. See Note D to the condensed consolidated financial statements herein. Pursuant to the Sublease, Sublessee has assumed responsibility for the condition, operation, repair, maintenance and management of the Property. Registrant is not required to maintain liquid assets to defray any operating expenses of the Property.
Registrant does not pay dividends. During the six-month period ended June 30, 2011, Registrant made regular monthly distributions of $98.21 for each $10,000 Participation ($1,178.52 per annum for each $10,000 Participation). There are no restrictions on Registrant’s present or future ability to make distributions; however, the amount of such distributions, particularly distributions of Additional Rent, depends solely on Sublessee’s ability to make payments of Basic Rent and Additional Rent to Registrant. Registrant expects to make distributions in the future to the extent it receives the payments provided for under the Sublease.

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
Registrant’s results of operations are affected primarily by the amount of rent payable to it under the Sublease. The amount of Additional Rent payable to Registrant is affected by the New York City economy and real estate rental and tourist attraction markets, which are difficult for management to forecast, and by the amount of unfinanced improvements undertaken at the Property. The following summarizes, with respect to the current period and the corresponding period of the previous year, the material factors regarding Registrant’s results of operations for such periods:
Total revenues decreased for the six-month period ended June 30, 2011 as compared with the corresponding period of the prior year. The decrease was the result of a decrease in dividend and interest income for the six-month period as compared with the corresponding period of the prior year.
Total revenues decreased for the three-month period ended June 30, 2011 as compared with the corresponding period of the prior year. The decrease was the result of a decrease in dividend and interest income for the three-month period as compared with the corresponding period of the prior year.
Total expenses increased for the six-month period ended June 30, 2011 as compared with the corresponding period of the prior year. The increase was the result of an increase in basic supervisory fees to Malkin Holdings effective July 1, 2010 and professional fees and miscellaneous expenses for accounting fees which were paid by Supervisor prior to 2010 and other professional fees to Malkin Holdings for services rendered in connection with matters regarding ownership and operation of the Empire State Building for the six-month period as compared with the corresponding period of the prior year.
Total expenses increased for the three-month period ended June 30, 2011 as compared with the corresponding period of the prior year. The increase was the result of an increase in basic supervisory fees to Malkin Holdings effective July 1, 2010 and professional fees and miscellaneous expenses for accounting fees which were paid by Supervisor prior to 2010 and other professional fees to Malkin Holdings for services rendered in connection with matters regarding ownership and operation of the Empire State Building for the three-month period ended June 30, 2011 as compared with the corresponding period of the prior year.

Liquidity, Capital Resources and Distributions
Registrant’s liquidity has decreased as of June 30, 2011, as compared with December 31, 2010 due to substantially increased deferred costs. Adverse developments in economic, credit and investment markets over the last several years impaired general liquidity (although some improvement in such markets has arisen recently) and the developments may negatively impact Registrant and/or space tenants at the Building. Any such impact should be ameliorated by the fact that (a) each of Registrant and its Sublessee has very low debt in relation to asset value, (b) the Building’s rental revenue is derived from a substantial number of tenants in diverse businesses with lease termination dates spread over numerous years.
No amortization payments are due under the First Mortgage and Second Mortgage to reduce the outstanding principal balances prior to maturity. Furthermore, Registrant does not maintain any reserve to cover the principal payment of mortgage indebtedness at maturity. Therefore, repayment of the mortgages will depend on Registrant’s ability to arrange a refinancing. Assuming that the Real Estate continues to generate an annual net profit in future years comparable to that in past years, and assuming further that real estate capital and operating markets return to more stable patterns, consistent with long-term historical trends in the geographic area in which the Real Estate is located, Registrant anticipates that the value of the Real Estate will be in excess of the amount of the mortgage balances at maturity.
Registrant anticipates that funds for short-term working capital requirements for the Real Estate will be provided by cash on hand, rental payments received from the Sublessee (which entity is required under the Sublease to make payments of Basic Rent and, subject to cash flow, Additional Rent) and from additional advances of up to $76,000,000 available with respect to the July 26, 2011 refinancing. Long-term sources of working capital will be provided by rental payments from the Sublessee and, to the extent necessary, from additional capital investment by the members in Sublessee and/or additional external financing. Sublessee would also be required to make additional capital investment, if necessary to maintain the Real Estate. Registrant has no requirement to maintain substantial reserves to defray any operating expenses of the Real Estate.
Sublessee is to maintain the Building as a high-class office building as required by the terms of the Sublease.
Based on Sublessee’s review of the need for upgrades and improvements to the Property, Registrant has incurred improvement costs of approximately $10,163,000 through June 30, 2011, which costs were funded from Second Mortgage financing proceeds. Other improvement and tenanting costs funded out of Sublessee’s operating cash flow are owned by Sublessee and reflected in its financial statements. However, as of June 30, 2011 Registrant advanced approximately $8,962,000 to Sublessee to acquire building improvements and tenanting costs. To seek to maximize overall funds for improvement and tenanting costs, funding for the foregoing will be derived from currently unapplied amounts from the $31,500,000 financing that closed in the first quarter of 2009 and from the New Mortgage obtained in July 2011 for which Registrant received an initial advance of $159,000,000 and may be advanced an additional $76,000,000. Costs in excess of available mortgage proceeds will be funded out of Sublessee’s operating cash flow. Sublessee estimates that the total cost of all projects will be approximately $626,000,000 over 10 years including sprinklering of the Building of approximately $23,000,000 required by Local Law #26 to be completed by 2019.

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
Security Ownership
As of June 30, 2011, the Members of Registrant owned of record and beneficially an aggregate of $41,042 of Participations in Registrant, representing less than .131% of the currently outstanding Participations therein totaling $33,000,000.

As of June 30, 2011, certain of the Members of Registrant held additional Participations as follows:
Entities for the benefit of members of Peter L. Malkin’s family owned of record and beneficially $1,064,583 of Participations. Peter L. Malkin disclaims any beneficial ownership of such Participations, except that related trusts are required to complete scheduled payments to Peter L. Malkin.
Peter L. Malkin owned of record as trustee or co-trustee, but not beneficially, $516,667 of Participations. Peter L. Malkin disclaims any beneficial ownership of such Participations.
Anthony E. Malkin owned of record as trustee or co-trustee, but not beneficially, $38,333 of Participations. Anthony E. Malkin disclaims any beneficial ownership of such Participations.
Trusts for the benefit of members of Anthony E. Malkin’s family owned of record and beneficially $50,000 of Participations. Anthony E. Malkin disclaims any beneficial ownership of such Participations.
Members of Thomas N. Keltner, Jr.’s family owned of record and beneficially $6,667 of Participations

Item 4T.	Controls and Procedures.
(a) Evaluation of disclosure controls and procedures. The Supervisor after evaluating the effectiveness of Registrant’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of June 30, 2011, the end of the period covered by this report, has concluded that as of that date that Registrant’s disclosure controls and procedures were effective and designed to ensure that material information relating to Registrant would be made known to it by others within those entities on a timely basis.
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
The Property of Registrant was the subject of the following material litigation:
Malkin Holdings LLC and Peter L. Malkin, a member in Registrant, were engaged in a proceeding with Sublessee’s former managing agent, Helmsley-Spear, Inc. commenced in 1997, concerning the management, leasing and supervision of the Property that is subject to the Sublease to Sublessee. In this connection, certain costs for legal and professional fees and other expenses were paid by Malkin Holdings and Mr. Malkin. Malkin Holdings and Mr. Malkin have represented that such costs will be recovered only to the extent that (a) a competent tribunal authorizes payment or (b) an investor voluntarily agrees that his or her proportionate share be paid. Accordingly, Registrant’s allocable share of such costs is as yet undetermined, and Registrant has not provided for the expense and related liability with respect to such costs in its financial statements included in this Form 10-Q. As a result of an August 29, 2006 settlement agreement, which included termination of this proceeding, Registrant will not recognize any gains or losses from this proceeding other than the possible charges for the aforementioned fees and expenses.
An August 29, 2006 settlement agreement terminated Helmsley-Spear, Inc. as managing and leasing agent at the Property as of August 30, 2006. Sublessee is now self-managing the Property while engaging third party leasing agents, CB Richard Ellis for retail space since August 30, 2006 and Newmark Knight Frank for non-retail space since October 21, 2009.

EXHIBIT INDEX

Number		Document	Page*

3	(a)
Registrant’s Partnership Agreement dated July 11, 1961, filed as Exhibit No. 1 to Registrant’s Registration Statement on Form S-1 as amended (the “Registration Statement”) by letter dated August 8, 1962 and assigned File No. 2-18741, is itself incorporated by reference as an exhibit hereto.

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

4
Registrant’s form of Participating Agreement, filed as Exhibit No. 6 to the Registration Statement by letter dated August 8, 1962 and assigned File No. 2-18741, is incorporated by reference as an exhibit hereto.

10	(d)
Second Modification of Lease Agreement, dated February 25, 2009, which was filed under Item 10(d) of Registrant’s Form 10-K for the fiscal year ended December 31, 2008 and is incorporated by reference as an exhibit hereto.

10	(e)
Exercise of lease renewal options as of January 1, 2010 by Registrant and February 11, 2010 by Sublessee for the period January 5, 2013 to January 5, 2076 which was filed as Exhibit 10 (e) to Registrant’s Form 10-k for the fiscal year ended December 31, 2009 and is incorporated by reference as an exhibit hereto.

EXHIBIT INDEX
(cont.)

Number		Document	Page*

10	(f)
Agreement of Members of Registrant as of July 1, 2010 which was filed as Exhibit 10 (f) to Registrant’s Form 10-k for the fiscal year ended December 31, 2009 and is incorporated by reference as an exhibit hereto.

24.1		Power of Attorney dated September 8, 2011 between the Members and Mark Labell which is being filed as Exhibit 24.1 to Registrant’s 10-Q for the quarter ended June 30, 2011.

31.1		Certification of Mark Labell, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2		Certification of Mark Labell, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1		Certification of Mark Labell, Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2		Certification of Mark Labell, Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Page references are based on sequential numbering system.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
The individual signing this report on behalf of Registrant is Attorney-in-Fact for Registrant and each of the Members in Registrant, pursuant to Power of Attorney, dated September 8, 2011 (the “Power”).
EMPIRE STATE BUILDING ASSOCIATES L.L.C.
(Registrant)

By:	/s/ Mark Labell Mark Labell*, Attorney-in-Fact on behalf of:

Peter L. Malkin, Member
Anthony E. Malkin, Member
Thomas N. Keltner, Jr., Member
Date: September 20, 2011
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the undersigned as Attorney-in-Fact for each of the Members in Registrant, pursuant to the Power, on behalf of Registrant and as a Member in Registrant on the date indicated.

By:	/s/ Mark Labell Mark Labell*, Attorney-in-Fact on behalf of:

Peter L. Malkin, Member
Anthony E. Malkin, Member
Thomas N. Keltner, Jr., Member
Date: September 20, 2011

*	Mr. Labell supervises accounting functions for Registrant.