Form 10-Q
period 2011-09-30
EMPIRE STATE BUILDING ASSOCIATES L.L.C.
filed 2012-02-13
CIK 32776

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission file number 0-827

EMPIRE STATE BUILDING ASSOCIATES L.L.C.

(Exact name of Registrant as specified in its charter)

A New York Limited Liability Company	13-6084254
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Indicate by check mark whether Registrant is a shell company (as defined in Rule 12b-2 of the Act)    Yes  ☐.     No  ☒.

Indicate by check mark whether Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☐	Smaller Reporting Company	☒

Empire State Building Associates L.L.C.

September 30, 2011

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Empire State Building Associates L.L.C.

(A Limited Liability Company)

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30,	September 30,
	September 30, 2011	December 31, 2010
Assets
Real Estate:
Building	$38,933,801	$38,933,801
Less: Accumulated depreciation	9,443,004	8,694,307

	29,490,797	30,239,494

Building improvements	19,326,560	10,162,577
Less: Accumulated depreciation	650,786	411,235

	18,675,774	9,751,342

Building improvements in progress	7,240,000	—

Tenant Improvements	18,045,467	—
Less: Accumulated depreciation	618,662	—

	17,426,805	—

Land	21,550,588	21,550,588

Total real estate, net	94,383,964	61,541,424

Cash and cash equivalents	50,718,133	25,318,179
Restricted cash	374,084	896,965
Due from Supervisor	324,111	324,111
Other receivables	133,057	92,118
Deferred costs	3,084,604	1,038,603
Due from Sublessee	—	8,961,815
Other assets	—	100,000
Mortgage financing costs, less accumulated amortization of $369,680 in 2011 and $2,457,051 in 2010	6,284,561	901,607
Leasing commissions, less accumulated amortization of $204,389 in 2011	11,977,418	—

Total assets	$167,279,932	$99,174,822

Empire State Building Associates L.L.C.

September 30, 2011

Empire State Building Associates L.L.C.

(A Limited Liability Company)

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30,	September 30,
	September 30, 2011	December 31, 2010
Liabilities and members’ equity (deficiency)
Liabilities:
Mortgages payable	$159,000,000	$92,000,000
Accrued mortgage interest	360,599	514,944
Due to Sublessee	11,169,443	—
Additional rent due to Sublessee	—	1,888,629
Accrued supervisory fees, to a related party	—	312,500
Accrued expenses	101,180	553,522

Total liabilities	170,631,222	95,269,595
Commitments and contingencies	—	—
Members’ equity (deficiency) (at September 30, 2011 and December 31, 2010, there were 3,300 units (at $10,000 per unit) of participation units outstanding)	(3,351,290)	3,905,227

Total liabilities and members’ equity (deficiency)	$167,279,932	$99,174,822

See notes to condensed consolidated financial statements.

Empire State Building Associates L.L.C.

September 30, 2011

Empire State Building Associates L.L.C.

(A Limited Liability Company)

Condensed Consolidated Statements of Operations

(Unaudited)

	September 30,	September 30,	September 30,	September 30,
	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2011	2010	2011	2010
Revenue:
Rent income, from a related party	$2,133,978	$2,027,938	$6,172,254	$6,066,213
Interest and dividend income	1,973	3,072	6,633	9,451

Total revenue	2,135,951	2,031,010	6,178,887	6,075,664

Expenses:
Interest on mortgages	4,445,328	1,694,874	7,785,241	5,034,786
Supervisory services, to a related party	202,680	196,104	594,889	275,812
Depreciation of building and tenant improvements	977,495	314,708	1,606,910	944,123
Amortization of leasing commissions	204,389	—	204,389	—
Professional fees and miscellaneous, including amounts paid to a related party	143,001	97,130	326,975	132,107

Total expenses	5,972,893	2,302,816	10,518,404	6,386,828

Net Loss	$(3,836,942)	$(271,806)	$(4,339,517)	$(311,164)

Loss per $10,000 participation unit, based on 3,300 participation units outstanding during the period	$(1,162.71)	$(82.36)	$(1,315.01)	$(94.29)

Distributions per $10,000 participation unit consisted of the following:
Income	$0	$0	$0	$0
Return of capital	294.64	294.64	883.93	1,902.70

Total distributions	$294.64	$294.64	$883.93	$1,902.70

See notes to condensed consolidated financial statements.

Empire State Building Associates L.L.C.

September 30, 2011

Empire State Building Associates L.L.C.

(A Limited Liability Company)

Condensed Consolidated Statements of Members’ Equity

(Unaudited)

	September 30,	September 30,
	For the	For the Year
	Nine Months Ended	Ended
	September 30, 2011	December 31, 2010
Members’ equity:
January 1, 2011	$3,905,227
January 1, 2010		$7,637,435
Add (deduct), net income (loss):
January 1, 2011 through September 30, 2011	(4,339,517)
January 1, 2010 through December 31, 2010		3,519,049

	(434,290)	11,156,484

Less, distributions:
Monthly distributions
January 1, 2011 through September 30, 2011	2,917,000
January 1, 2010 through December 31, 2010		3,889,333
Additional distribution on March 2, 2010		3,361,924

Total distributions	2,917,000	7,251,257

Members’ equity (deficiency) at the end of the period:	$(3,351,290)	$3,905,227

See notes to condensed consolidated financial statements.

Empire State Building Associates L.L.C.

September 30, 2011

Empire State Building Associates L.L.C.

(A Limited Liability Company)

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	September 30,	September 30,
	For the Nine Months	For the Nine Months
	Ended	Ended
	September 30, 2011	September 30, 2010
Cash flows from operating activities:
Net loss	$(4,339,517)	$(311,164)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation of building and tenant improvements	1,606,910	944,123
Amortization of mortgage financing costs	1,271,287	499,952
Amortization of leasing commissions	204,389	—
Changes in operating assets and liabilities:
Change in restricted cash	522,881	(674,560)
Change in other receivables	(40,939)	26,306
Rent due from sublessee	—	4,851
Additional rent due to Sublessee	(1,888,629)	(2,429,589)
Accrued mortgage interest	(154,345)	(16,611)
Accrued supervisory fees, to a related party	(312,500)	(58,342)
Accrued expenses	(452,342)	—

Net cash used in operating activities	(3,582,805)	(2,015,034)

Cash flows from investing activities:
Purchase of building improvements and improvements in progress	(16,403,982)	—
Purchase of tenant improvements	(10,096,016)	—

Net cash used in investing activities	(26,499,998)	—

Cash flows from financing activities:
Proceeds of new mortgage	159,000,000	—
Repayment of mortgages payable	(92,000,000)	—
Financing costs	(6,554,242)	—
Distributions to participants	(2,917,000)	(6,278,924)
Members’ distribution held by Supervisor	—	(324,111)
Deferred costs	(2,046,001)	—

Net cash provided by (used in) financing activities	55,482,757	(6,603,035)

Net change in cash and cash equivalents	25,399,954	(8,618,069)
Cash and cash equivalents, beginning of period	25,318,179	28,531,544

Cash and cash equivalents, end of period	$50,718,133	$19,913,475

Supplemental disclosure of cash flow information:
Cash paid for interest	$6,668,296	$4,551,445

Empire State Building Associates L.L.C.

September 30, 2011

Supplemental Consolidated Statements of Cash Flow Information

A summary of our non-cash investing activities for the nine months ended September 30, 2011 and 2010 is presented below:

	September 30,	September 30,
	Nine Months Ended
	September 30,
	2011	2010
Building and tenant improvements acquired from Sublessee in exchange for release of receivables	$8,961,815	—

See notes to condensed consolidated financial statements.

Empire State Building Associates L.L.C.

September 30, 2011

Notes to Condensed Consolidated Financial Statements (unaudited)

Note A Interim Period Reporting

In the opinion of management, the accompanying unaudited condensed consolidated financial statements of Empire State Building Associates L.L.C. (“Registrant”) reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of Registrant as of September 30, 2011, its results of operations for the three and nine months ended September 30, 2011 and 2010 and its cash flows for the nine-months ended September 30, 2011 and 2010. The condensed consolidated financial statements include the accounts of Registrant and its wholly-owned limited liability company, Empire State Land Associates L.L.C. All intercompany accounts and transactions have been eliminated in consolidation. Information included in the condensed balance sheet as of December 31, 2010 has been derived from the audited balance sheet included in Registrant’s Form 10-K for the year ended December 31, 2010 (the “10-K”) previously filed with the Securities and Exchange Commission (the “SEC”). Pursuant to rules and regulations of the SEC, certain information and disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted from these consolidated financial statements unless significant changes have taken place since the end of the most recent fiscal year. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto and the other information contained in the 10-K. The consolidated results of operations for the three and nine months ended September 30, 2011 are not necessarily indicative of the results to be expected for any interim period or the full year.

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

Empire State Building Associates L.L.C.

September 30, 2011

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

To finance improvements at the Property and costs of the financing, on February 25, 2009 Registrant borrowed $31,500,000 from Signature Bank (the “Second Mortgage”). The Second Mortgage was also scheduled to mature on May 1, 2012 and required monthly payments of interest only at 6.5% per annum. The First Mortgage and Second Mortgage loans aggregating $92,000,000 plus accrued interest and prepayment penalties of $2,343,373 were prepaid on July 26, 2011 out of proceeds from the new $159,000,000 financing described below.

On July 26, 2011, Registrant entered into a three-year term loan (the “Secured Term Loan”) with institutional lenders, including HSBC Bank USA, National Association as agent and HSBC Bank USA, National Association and DekaBank Deutsche Girozentrale as lead arrangers. The Secured Term Loan is secured by a mortgage on the Property. The Secured Term Loan was amended by the First Amendment to Loan Agreement, Ratification of Loan Documents and Omnibus Amendment dated as of November 2, 2011 to provide for additional commitments from Capital One, National Association and Bank of America, N.A. so that, collectively, the loan was increased to $300,000,000. No additional funds were drawn at the time of the modification.

At the closing of the Secured Term Loan, the lenders provided Registrant with an advance of $159,000,000 (of which $92,000,000 refinanced existing indebtedness). Based on the terms of the Secured Term Loan (as amended) and subject to the conditions set forth in the Secured Term Loan (as amended), the lenders agreed to provide Registrant with additional advances of up to $141,000,000. Provided no event of default has occurred, and subject to other conditions, upon Registrant’s request, HSBC has also agreed to source further additional commitments aggregating up to $200,000,000 in the sole discretion of the lenders. Any further advances under the Secured Term Loan are subject to the consent of Empire State Building Company L.L.C. (the “Sublessee”).

Pursuant to the terms of the Secured Term Loan agreement, Registrant and Sublessee entered into an amendment dated July 26, 2011 to the sublease (“Third Modification of Sublease”) pursuant to which (i) Sublessee consented to the advance of up to $159,000,000 under the Secured Term Loan and (ii) in accordance with the terms of the existing sublease agreement (which terminates on January 4, 2076) between Sublessee and Registrant, the basic rent payable by Sublessee was increased by an amount equal to the debt service on the portion of the borrowing from the Secured Term Loan associated with improvements (excluding any principal payable upon maturity). The original basic rent payable by Sublessee is more than sufficient to pay the debt service on the portion of the borrowing associated with purchasing the fee position in 2002. The Sublessee and ESB Observatory LLC, a subsidiary of Sublessee, also entered into subordination agreements with the agent on behalf of the lenders pursuant to which the sublease and the lease of the observatory were subordinated to the mortgage securing the Secured Term Loan. As a result, the sublease and the observatory lease can be terminated in connection with a foreclosure by Secured Term Loan lenders.

Empire State Building Associates L.L.C.

September 30, 2011

Subject to the terms and conditions of the Secured Term Loan agreement, the outstanding principal amount of the Secured Term Loan shall bear interest at a rate equal to 2.5% per annum above 30-day LIBOR, unless such rate is not available, in which event the Secured Term Loan would bear interest at 2.5% per annum in excess of (i) HSBC’s prime rate or (ii) the BBA LIBOR Daily Floating Rate. In connection with this loan, Registrant issued promissory notes, a mortgage encumbering the Property in favor of the agent for the lenders, and other customary security and other loan documents. The maturity date of this loan is July 26, 2014, which Registrant may extend to July 26, 2015 and thereafter to July 26, 2016, in each case upon payment of an extension fee of 0.25% of the total availability under the Secured Term Loan agreement at the time of such extension. Such extensions are subject to customary conditions, including the satisfaction of certain loan-to-value and debt yield ratios and the absence of an event of default.

The initial advance was used to pay and discharge then existing secured mortgage loans relating to the Property and to fund operations and working capital requirements related to the Property (including for improvements), including reimbursements to Sublessee for expenditures relating to improvements previously incurred by Sublessee, and certain other general entity purposes permitted in the Secured Term Loan including costs of the financing.

Payment obligations relating to the Secured Term Loan may be accelerated upon the occurrence of an event of default under the Secured Term Loan agreement. Events of default under the Secured Term Loan agreement include, subject in some cases to specified cure periods: payment defaults; failure by Registrant to pay taxes; failure to keep certain insurance policies in effect; breaches of representations and covenants contained in the mortgage; defaults in the observance or performance of covenants; inaccuracy of representations and warranties in any material respect; bankruptcy and insolvency related defaults; and the entry of one or more final judgments for the payment of more than $1,000,000 that are not satisfied within 30 days.

The Secured Term Loan agreement contains affirmative and negative covenants customary for financings of this type. Negative covenants in the Secured Term Loan agreement limit Registrant’s ability, subject to certain exceptions, to transfer all or substantially all of its property; incur indebtedness and liens; dissolve, liquidate or enter into mergers or similar transactions; change its line of business; cancel debt; enter into transactions with affiliates; rezone its property; sell its assets; make certain distributions to investors; and change its organizational documents. The Registrant must also maintain a debt yield as specified in the Secured Term Loan agreement.

Registrant as both the fee owner and the ground lessor of the Empire State Building are mortgagors and their respective estates are therefore mortgaged. Sublessee and the observatory tenant agreed to subordinate their respective leasehold interest to the mortgage. Accordingly, in the event of a foreclosure, their leasehold estates could be terminated.

The estimated fair value of Registrant’s total mortgage debt based upon available market information was $158,754,462 at September 30, 2011. The fair value of borrowings is estimated by discounting the future cash flows using current interest rates at which similar borrowings could be made by us.

Restricted cash at September 30, 2011 represents funds in an account held at HSBC Bank pursuant to the terms of the Secured Term Loan, to be used for Registrant’s monthly mortgage interest obligation.

Empire State Building Associates L.L.C.

September 30, 2011

The Building and Building improvements are being depreciated on the straight-line basis over their estimated useful lives of 39 years. Tenant improvements are being depreciated and leasing commissions are being amortized over the remaining lease term or the useful life, whichever is shorter. Mortgage financing costs relating to the Secured Term Loan totaling $6,654,241 are being amortized ratably over the life of the loan. As the prior First and Second mortgages were repaid on July 26, 2011, the remaining unamortized balance of applicable financing costs were written-off. The unamortized loan costs and the prepayment penalty on early repayment of such mortgages were included in interest expense of Registrant in the third quarter of 2011.

The Supervisor of the Registrant has filed a registration statement on Form S-4 for the solicitation of consents of the Participants in the Registrant and other public limited liability companies supervised by the Supervisor to a consolidation transaction. In such consolidation, (x) the property interests of the Registrant, such other public limited liability companies and certain private entities supervised by the Supervisor, and (y) the Supervisor and certain affiliated management companies will be contributed to the operating partnership of a newly organized publicly traded real estate investment trust.

Consents are required from Participants in the Registrant and such other public limited liability companies for them to contribute their interests in the consolidation, and the solicitation of such consents will not commence until the SEC declares effective the registration statement on Form S-4. Consents have been obtained from participants in the private entities and the Supervisor and certain affiliated companies and affiliates of the Supervisor for them to make such contribution.

The consideration to be paid to the contributing companies and entities in the consolidation will be allocated in accordance with exchange values determined based on appraisals by an independent third party. Such method of allocation has been approved by the Sublessee. Based on the preliminary exchange values, if the consolidation proposal is approved by the Registrant’s Participants, the consideration with respect to the Empire State Building will be allocated approximately 50% to the Registrant and 50% to the Sublessee, which the Supervisor believes is in accordance with the historical treatment of the Registrant and the Sublessee.

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

Sublessee is required to pay annual basic rent (“Basic Rent”) of $6,018,750 from January 1, 1992 through January 4, 2013 and $5,895,625 from January 5, 2013 through the expiration of all renewal terms. Sublessee is also required to pay Registrant additional rent of 50% of Sublessee’s net operating profit, as defined in the Sublease, in excess of $1,000,000 for each lease year ending December 31 (“Additional Rent”). In addition to the above, Sublessee is required to pay for all operating and maintenance expenses, real estate taxes, and necessary repairs and replacements, and keep the Property adequately insured against fire and accident.

Empire State Building Associates L.L.C.

September 30, 2011

In accordance with the 2nd lease modification dated February 25, 2009, Basic Rent described above had been increased to cover debt service on the $31,500,000 Second Mortgage that closed on February 25, 2009. Basic Rent will be increased to cover debt service on any additional borrowings for improvements and tenanting costs and on any refinancing of such debt so long as the aggregate amount refinanced does not exceed the then existing amount of debt plus refinancing costs. The increase in Basic Rent relating to the debt service on the Second Mortgage was $91,000 and $523,250 for the three months ended September 30, 2011 and 2010. The increase in Basic Rent relating to the debt service on the Second Mortgage was $1,120,438 and $1,557,000 for the nine months ended September 30, 2011 and 2010.

In accordance with the 3rd lease modification dated July 26, 2011, Basic Rent was increased to cover debt service relating to the Secured Term Loan refinancing that prepaid the first and second mortgages aggregating $92,000,000 (Note C), to the extent the Secured Term Loan debt exceeds the first mortgage of $60,500,000. Minimum Basic Rent increased by $539,105 for the three and nine months ended September 30, 2011 representing the interest on the outstanding principal balance of the Secured Term Loan in excess of $60,500,000.

Basic Rent will be increased to cover debt service on any additional borrowings for improvements and tenanting costs and on any refinancing of such debt so long as the aggregate amount refinanced does not exceed the then existing amount of debt plus refinancing costs.

Due to Sublessee at September 30, 2011 represents the payable to Sublessee for purchased building and tenanting costs.

Additional Rent and any interest and dividends accumulated thereon are distributed annually after deduction for any additional payment described in Note E below, and previous set-aside of $2,000,000 to satisfy a portion of Registrant’s First Mortgage interest obligation before the repayment, other expenses and additions to general contingencies management judges to be suitable under the circumstances. For 2010, Sublessee reported net operating profit of $9,222,742; therefore, Additional Rent of $4,111,371 was earned for the year ended December 31, 2010. Registrant recognizes Additional Rent income when earned from the Sublessee at the close of the lease year ending December 31st; such income is not determinable until Sublessee, pursuant to the Sublease, provides Registrant with a certified operating report from a certified public accountant on the Sublessee’s operation of the Real Estate. The Sublease requires that this report be delivered to Registrant annually within 60 days after the end of each such fiscal year. Accordingly, all Additional Rent income and the additional payment to Supervisor are reflected in the fourth quarter of each year. The Sublease does not provide for the Sublessee to render interim reports to Registrant.

Sublessee is a New York limited liability company in which Peter L. Malkin is a member and entities for Peter L. Malkin’s family members are beneficial owners.

Empire State Building Associates L.L.C.

September 30, 2011

Note E Supervisory Services

Supervisory and other services are provided to Registrant by its supervisor, Malkin Holdings LLC (“Malkin Holdings” or “Supervisor”) (formerly Wien & Malkin LLC), a related party. Beneficial interests in Registrant are held directly or indirectly by one or more persons at Malkin Holdings and/or their family members.

Registrant pays Supervisor for supervisory services and disbursements. The basic fee (the “Basic Payment”) had been payable at the rate of $100,000 per annum, payable $8,333 per month, since inception in 1961. The Basic Payment was increased, with the approval of the Agents, by an amount equal to the increase in the Consumer Price Index since such date, resulting in an increase in the Basic Payment to $725,000 per annum effective July 1, 2010. The Basic Payment will be subject to further increase in accordance with any future increase in the Consumer Price Index. Based on such increase, the fee is $751,306. The fee is payable (i) not less than $8,333 per month and (ii) the balance out of available reserves from Additional Rent. If Additional Rent is insufficient to pay such balance, any deficiency shall be payable in the next year in which Additional Rent is sufficient. The Agents also approved payment by Registrant, effective July 1, 2010, of the expenses in connection with regular accounting services related to maintenance of Registrant’s books and records. Such expenses were previously paid by Supervisor.

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

Pursuant to the fee arrangements described herein, Registrant incurred supervisory service fees of $550,326 for the nine month period ended September 30, 2011 plus additional fees totaling $44,563 representing 6% of the annual rent and debt service reductions from which Registrant has benefited. No remuneration was paid during the nine-month periods ended September 30, 2011 and 2010 by Registrant to any of the Members.

Supervisor also receives an additional payment equal to 6% of distributions to Participants in Registrant in excess of 9% per annum on their remaining cash investment in Registrant (which remaining cash investment at September 30, 2011 was equal to the Participants’ original cash investment of $33,000,000). For tax purposes, such additional payment is recognized as a profits interest and the Supervisor is treated as a member, all without modifying each Participant’s distributive share of reportable income and cash distributions.

Empire State Building Associates L.L.C.

September 30, 2011

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

Note F Subsequent Events

On November 2, 2011, the term loan with HSBC Bank USA and other participating banks secured by Registrant’s fee interest in the Empire State Building and Registrant’s master operating lease position of 350 Fifth Avenue, was amended by the First Amendment to Loan Agreement, Ratification of Loan Documents and Omnibus Amendment to provide for additional commitments from Capital One, National Association so that, collectively, the loan was increased to $300,000,000. No additional funds were drawn at the time of the modification.

The Secured Term Loan was amended on November 23, 2011 clarifying certain terms upon which the Property is permitted to be transferred into a consolidated entity without accelerating the Secured Term Loan.

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

Although Registrant believes that the expectations reflected in such forward-looking statements are based on reasonable assumptions, such statements are subject to risks and uncertainties, which may cause the actual results to differ materially from those anticipated in the forward looking statements. Such factors include, but are not limited to, the following: general economic and business conditions, which will, among other things, affect demand for rental space, the availability of prospective tenants, lease rents and the availability of financing; adverse changes in Registrant’s real estate market, including, among other things, competition with other real estate owners, risks of real estate development and acquisitions; governmental actions and initiatives; and environmental/safety requirements.

Empire State Building Associates L.L.C.

September 30, 2011

Financial Condition and Results of Operations

At the time of its organization, Registrant acquired the Master Lease of the Property subject to the Sublease. Basic Rent received by Registrant was used to pay annual rent due under the Master Lease and the Basic Payment for supervisory services to Supervisor; the balance of such Basic Rent was distributed to the Participants. Basic Rent received by Registrant is used to pay the Basic Payment and a portion of debt service on the Secured Term Loan; the balance of such Basic Rent is distributed to the Participants. Commencing July 26, 2011, Basic rent was increased to cover debt service on the refinanced loan balance to the extent the new Secured Term Loan debt exceeds $60,500,000 which was the balance of the prior first mortgage fully paid in July 26, 2011.

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

During the nine-month period ended September 30, 2011, Registrant made regular monthly distributions of $98.21 for each $10,000 Participation ($1,178.52 per annum for each $10,000 Participation). There are no restrictions on Registrant’s present or future ability to make distributions; however, the amount of such distributions, particularly distributions of Additional Rent, depends solely on Sublessee’s ability to make payments of Basic Rent and Additional Rent to Registrant. Registrant expects to make distributions in the future to the extent it receives the payments provided for under the Sublease.

During March 2011 Registrant made no additional distribution to Participants of Additional Rent received for the year ending December 31, 2010. Additional Rent of $4,111,371 was applied to Registrant’s mortgage interest obligation and the balance for general contingencies. See Notes C and D to the condensed financial statements herein.

Additional Rent for the year 2009 was $7,570,411. During March 2010 Registrant made an additional distribution of Additional Rent of $3,361,924 received for the year ending December 31, 2009 to Participants after deducting $2,000,000 to cover general contingencies of Registrant, $2,020,000 to satisfy a portion of Registrant’s First Mortgage interest obligation and $214,591 to Supervisor, offset by $26,104 of dividend and interest income.

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

Empire State Building Associates L.L.C.

September 30, 2011

Total revenues increased for the nine-month period ended September 30, 2011 as compared with the corresponding period of the prior year. The increase was the net result of an increase in basic rent income by the Sublessee to cover the increase in debt service on the increased loan balance and a decrease in dividend and interest income for the nine-month period as compared with the corresponding period of the prior year.

Total revenues increased for the three-month period ended September 30, 2011 as compared with the corresponding period of the prior year. The increase was the net result of an increase in basic rent income payable by the Sublessee to cover the increase in debt service on the increased loan balance and a decrease in dividend and interest income for the three-month period as compared with the corresponding period of the prior year.

Total expenses increased for the nine-month period ended September 30, 2011 as compared with the corresponding period of the prior year. The increase was mainly attributable to the inclusion of the prepayment penalty pertaining to the repayment of the prior first mortgage and the write-off of unamortized loan costs in interest expense, an increase in basic supervisory fees to Malkin Holdings effective July 1, 2010, an increase in depreciation on building improvements and amortization of leasing commissions, an increase in professional fees and miscellaneous expenses due to the fact that accounting fees now paid by Registrant were previously paid by Supervisor and an increase in fees to Malkin Holdings for services rendered in connection with certain matters regarding ownership and operation of the Empire State Building for the nine-month period as compared with the corresponding period of the prior year.

Total expenses increased for the three-month period ended September 30, 2011 as compared with the corresponding period of the prior year. The increase was attributable to the inclusion of the prepayment penalty pertaining to the repayment of the prior first mortgage and the write-off of unamortized loan costs in interest expense, and an increase in interest on the new loan payable as a result of an increased loan balance, an increase in basic supervisory fees to Malkin Holdings effective July 1, 2010, an increase in depreciation on building improvements and amortization of leasing commissions, an increase in professional fees and miscellaneous expenses due to the fact that accounting fees now paid by Registrant were previously paid by Supervisor and an increase in fees to Malkin Holdings for services rendered in connection with certain matters regarding ownership and operation of the Empire State Building for the three-month period ended September 30, 2011 as compared with the corresponding period of the prior year.

Liquidity, Capital Resources and Distributions

Registrant’s liquidity has increased as of September 30, 2011, as compared with December 31, 2010 due to the new Secured Term Loan financing proceeds pursuant to the loan document described below. Adverse developments in economic, credit and investment markets over the last several years impaired general liquidity (although some improvement in such markets has arisen recently) and the developments may negatively impact Registrant and/or space tenants at the Building. Any such impact should be ameliorated by the fact that (a) each of Registrant and its Sublessee has very low debt in relation to asset value, (b) the Building’s rental revenue is derived from a substantial number of tenants in diverse businesses with lease termination dates spread over numerous years.

Empire State Building Associates L.L.C.

September 30, 2011

On July 26, 2011, Registrant entered into a three-year term loan (the “Secured Term Loan”) with institutional lenders, including HSBC Bank USA, National Association as agent and HSBC Bank USA, National Association and DekaBank Deutsche Girozentrale as lead arrangers. The Secured Term Loan is secured by a mortgage on the Property. The Secured Term Loan was amended by the First Amendment to Loan Agreement, Ratification of Loan Documents and Omnibus Amendment dated as of November 2, 2011 to provide for additional commitments from Capital One, National Association and Bank of America, N.A. so that, collectively, the loan was increased to $300,000,000. No additional funds were drawn at the time of the modification.

At the closing of the Secured Term Loan, the lenders provided Registrant with an advance of $159,000,000 (of which $92,000,000 refinanced existing indebtedness). Based on the terms of the Secured Term Loan (as amended) and subject to the conditions set forth in the Secured Term Loan (as amended), the lenders agreed to provide Registrant with additional advances of up to $141,000,000. Provided no event of default has occurred, and subject to other conditions, upon Registrant’s request, HSBC has also agreed to source further additional commitments aggregating up to $200,000,000 in the sole discretion of the lenders. Any further advances under the Secured Term Loan are subject to the consent of Empire State Building Company L.L.C. (the “Sublessee”).

Pursuant to the terms of the Secured Term Loan agreement, Registrant and Sublessee entered into an amendment dated July 26, 2011 to the sublease (“Third Modification of Sublease”) pursuant to which (i) Sublessee consented to the advance of up to $159,000,000 under the Secured Term Loan and (ii) in accordance with the terms of the existing sublease agreement (which terminates on January 4, 2076) between Sublessee and Registrant, the basic rent payable by Sublessee was increased by an amount equal to the debt service on the portion of the borrowing from the Secured Term Loan associated with improvements (excluding any principal payable upon maturity). The original basic rent payable by Sublessee is more than sufficient to pay the debt service on the portion of the borrowing associated with purchasing the fee position in 2002. The Sublessee and ESB Observatory LLC, a subsidiary of Sublessee, also entered into subordination agreements with the agent on behalf of the lenders pursuant to which the sublease and the lease of the observatory were subordinated to the mortgage securing the Secured Term Loan. As a result, the sublease and the observatory lease can be terminated in connection with a foreclosure by Secured Term Loan lenders.

Subject to the terms and conditions of the Secured Term Loan agreement, the outstanding principal amount of the Secured Term Loan shall bear interest at a rate equal to 2.5% per annum above 30-day LIBOR, unless such rate is not available, in which event the Secured Term Loan would bear interest at 2.5% per annum in excess of (i) HSBC’s prime rate or (ii) the BBA LIBOR Daily Floating Rate. In connection with this loan, Registrant issued promissory notes, a mortgage encumbering the Property in favor of the agent for the lenders, and other customary security and other loan documents. The maturity date of this loan is July 26, 2014, which Registrant may extend to July 26, 2015 and thereafter to July 26, 2016, in each case upon payment of an extension fee of 0.25% of the total availability under the Secured Term Loan agreement at the time of such extension. Such extensions are subject to customary conditions, including the satisfaction of certain loan-to-value and debt yield ratios and the absence of an event of default.

The initial advance was used to pay and discharge then existing secured mortgage loans relating to the Property and to fund operations and working capital requirements related to the Property (including for improvements), including reimbursements to Sublessee for expenditures relating to improvements previously incurred by Sublessee, and certain other general entity purposes permitted in the Secured Term Loan including costs of the financing.

Empire State Building Associates L.L.C.

September 30, 2011

Payment obligations relating to the Secured Term Loan may be accelerated upon the occurrence of an event of default under the Secured Term Loan agreement. Events of default under the Secured Term Loan agreement include, subject in some cases to specified cure periods: payment defaults; failure by Registrant to pay taxes; failure to keep certain insurance policies in effect; breaches of representations and covenants contained in the mortgage; defaults in the observance or performance of covenants; inaccuracy of representations and warranties in any material respect; bankruptcy and insolvency related defaults; and the entry of one or more final judgments for the payment of more than $1,000,000 that are not satisfied within 30 days.

The Secured Term Loan agreement contains affirmative and negative covenants customary for financings of this type. Negative covenants in the Secured Term Loan agreement limit Registrant’s ability, subject to certain exceptions, to transfer all or substantially all of its property; incur indebtedness and liens; dissolve, liquidate or enter into mergers or similar transactions; change its line of business; cancel debt; enter into transactions with affiliates; rezone its property; sell its assets; make certain distributions to investors; and change its organizational documents. The Registrant must also maintain a debt yield as specified in the Secured Term Loan agreement.

Registrant as both the fee owner and the ground lessor of the Empire State Building are mortgagors and their respective estates are therefore mortgaged. Sublessee and the observatory tenant agreed to subordinate their respective leasehold interest to the mortgage. Accordingly, in the event of a foreclosure, their leasehold estates could be terminated.

No amortization payments are due under the loan to reduce the outstanding principal balance prior to maturity. Furthermore, Registrant does not maintain any reserve to cover the principal payment of loan indebtedness at maturity. Therefore, repayment of the loan will depend on Registrant’s ability to arrange a refinancing. Assuming that the Real Estate continues to generate an annual net profit in future years comparable to that in past years, and assuming further that real estate capital and operating markets return to more stable patterns, consistent with long-term historical trends in the geographic area in which the Real Estate is located, Registrant anticipates that the value of the Real Estate will be in excess of the amount of the loan balance at maturity.

Registrant anticipates that funds for short-term working capital requirements for the Real Estate will be provided by cash on hand, rental payments received from the Sublessee (which entity is required under the Sublease to make payments of Basic Rent and, subject to cash flow, Additional Rent) and from additional advances of up to $141,000,000 available with respect to the July 26, 2011 refinancing and subsequent amendment on November 2, 2011. Long-term sources of working capital will be provided by rental payments from the Sublessee and, to the extent necessary, from additional capital investment by the members in Sublessee and/or additional external financing. Registrant has no requirement to maintain substantial reserves to defray any operating expenses of the Real Estate.

Sublessee is to maintain the Building as a high-class office building as required by the terms of the Sublease.

Empire State Building Associates L.L.C.

September 30, 2011

In connection with the July 2011 refinancing of the mortgage on the fee position of the Empire State Building in the new amount of $159,000,000, it is now intended that the Registrant generally will incur all capital improvement and tenanting costs commencing with expenditures incurred January 1, 2011 and thereafter. As a result of the refinancing, approximately $58,000,000 was available to Registrant to fund such costs. Registrant reimbursed approximately $34,700,000 of costs which Sublessee had incurred and recorded in its financial statements during the first six months of 2011, consisting of fixed asset additions of $24,900,000 and deferred leasing costs of $9,800,000. The foregoing was effected in the third quarter of 2011 and resulted in Sublessee’s removal of such asset additions and Registrant’s recording of same in its financial statements. During the three months ended September 30, 2011, Sublessee advanced on behalf of Registrant $11,169,443 for improvements and tenanting costs that have been capitalized in the Registrant’s financial statements. Registrant will reimburse the Sublessee for these costs from available loan proceeds.

Based on Sublessee’s review of the need for upgrades and improvements to the Property, Registrant has incurred improvement costs of $34,486,782 through September 30, 2011, which costs were funded from the Secured Term Loan financing proceeds. Other improvement and tenanting costs funded out of Sublessee’s operating cash flow are owned by Sublessee and reflected in its financial statements. As of September 30, 2011, the balance payable by Registrant to the Sublessee for advances it made to fund improvements was $11,169,443. To seek to maximize overall funds for improvement and tenanting costs, funding for the foregoing has been derived from previously unapplied amounts from the $31,500,000 financing that closed in the first quarter of 2009 and from the Secured Term Loan obtained in July 2011 for which Registrant received an initial advance of $159,000,000 and may be advanced an additional $141,000,000. Costs in excess of available loan proceeds will be funded out of Sublessee’s operating cash flow. Sublessee estimates that the total cost of all projects will be approximately $626,000,000 over 10 years including sprinklering of the Building of approximately $23,000,000 required by Local Law #26 to be completed by 2019.

The Supervisor of the Registrant has filed a registration statement on Form S-4 for the solicitation of consents of the Participants in the Registrant and other public limited liability companies supervised by the Supervisor to a consolidation transaction. In such consolidation, (x) the property interests of the Registrant, such other public limited liability companies and certain private entities supervised by the Supervisor, and (y) the Supervisor and certain affiliated management companies will be contributed to the operating partnership of a newly organized publicly traded real estate investment trust.

Consents are required from Participants in the Registrant and such other public limited liability companies for them to contribute their interests in the consolidation, and the solicitation of such consents will not commence until the SEC declares effective the registration statement on Form S-4. Consents have been obtained from participants in the private entities and the Supervisor and certain affiliated companies and affiliates of the Supervisor for them to make such contribution.

The consideration to be paid to the contributing companies and entities in the consolidation will be allocated in accordance with exchange values determined based on appraisals by an independent third party. Such method of allocation has been approved by the Sublessee. Based on the preliminary exchange values, if the consolidation proposal is approved by the Registrant’s Participants, the consideration with respect to the Empire State Building will be allocated approximately 50% to the Registrant and 50% to the Sublessee, which the Supervisor believes is in accordance with the historical treatment of the Registrant and the Sublessee.

Empire State Building Associates L.L.C.

September 30, 2011

Inflation

Registrant believes that there has been no material change in the impact of inflation on its operations since the filing of the 10-K for the year ended December 31, 2010.

Security Ownership

As of September 30, 2011, the Members of Registrant owned of record and beneficially an aggregate of $41,042 of Participations in Registrant, representing less than 0.131% of the currently outstanding Participations therein totaling $33,000,000.

As of September 30, 2011, certain of the Members of Registrant held additional Participations as follows:

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

Members of Thomas N. Keltner, Jr.’s family owned of record and beneficially $6,667 of Participations.

Item 4.	Controls and Procedures.

(a) Evaluation of disclosure controls and procedures. The Supervisor after evaluating the effectiveness of Registrant’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of September 30, 2011, the end of the period covered by this report, has concluded that as of that date that Registrant’s disclosure controls and procedures were effective and designed to ensure that material information relating to Registrant would be made known to it by others within those entities on a timely basis.

Empire State Building Associates L.L.C.

September 30, 2011

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

Empire State Building Associates L.L.C.

September 30, 2011

Number	EXHIBIT INDEX

3.1	Amendment Number One to the Limited Liability Company Agreement of Empire State Building Associates L.L.C., dated as of November 30, 2011, by and among Peter L. Malkin, Anthony E. Malkin and Thomas N. Keltner, Jr. incorporated by reference to Exhibit 3.1 to the Form 8-K filed on December 5, 2011

10.1	Third Modification of Lease Agreement, dated July 26, 2011

10.2	Loan Agreement dated July 26, 2011, between the Registrant, Empire Land Associates L.L.C. and HSBC Bank, USA, National Association, as Agent and the lender named therein and HSBC USA, National Association and Dekabank Deutsche Girozentrale, as Lead Arrangers

10.3	First Amendment of the Loan Agreement, dated November 2, 2011, between the Registrant, Empire Land Associates L.L.C. and HSBC Bank, USA, National Association, as Agent and the lender named therein and HSBC USA, National Association and Dekabank Deutsche Girozentrale, as Lead Arrangers

10.4	Second Amendment of the Loan Agreement, dated November 23, 2011, between the Registrant, Empire Land Associates L.L.C. and HSBC Bank, USA, National Association, as Agent and the lender named therein and HSBC USA, National Association and Dekabank Deutsche Girozentrale, as Lead Arrangers

10.5	Form of Mortgage Note dated July 26, 2011 between Registrant and Empire State Land Associates L.L.C. and lenders under the Loan Agreement

10.6	Consolidated, Amended and Restated Fee and Leasehold Mortgage, Assignment of Leases and Rents and Security Agreement, dated July 26, 2011, between the Registrant, Empire Land Associates L.L.C. and HSBC Bank, USA, National Association, for the ratable benefit of the lenders

Empire State Building Associates L.L.C.

September 30, 2011

EXHIBIT INDEX

(cont.)

Number	Document

24.1	Power of Attorney dated November 8, 2011 between the Members and Mark Labell

31.1	Certification of Mark Labell, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Mark Labell, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Mark Labell, Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Mark Labell, Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Empire State Building Associates L.L.C.

September 30, 2011

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

The individual signing this report on behalf of Registrant is Attorney-in-Fact for Registrant and each of the Members in Registrant, pursuant to Power of Attorney, dated September 8, 2011 (the “Power”) and is supervisor of the accounting functions.

EMPIRE STATE BUILDING ASSOCIATES L.L.C.

(Registrant)

By:	/s/ Mark Labell
Mark Labell*, Attorney-in-Fact on behalf of:

Peter L. Malkin, Member

Anthony E. Malkin, Member

Thomas N. Keltner, Jr., Member

Date: February 13, 2012