Form 10-K
period 2011-12-31
EMPIRE STATE BUILDING ASSOCIATES L.L.C.
filed 2012-04-11
CIK 32776

FORM 10-K

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒.

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☐	Smaller Reporting Company	☒

PART I

Item 1.	Business.

(a) General

Registrant was originally organized on July 11, 1961 as a general partnership. On October 1, 2001, Registrant converted from a general partnership to a limited liability company under New York law and is now known as Empire State Building Associates L.L.C. The conversion did not change any aspect of the assets and operations of Registrant other than to protect its investors from any future liability to a third party. Through April 16, 2002, Registrant owned the tenant’s interest in a master operating leasehold (the “Master Lease”) of the Empire State Building (the “Building”), located at 350 Fifth Avenue, New York, New York. On April 17, 2002, Registrant acquired, through a wholly-owned limited liability company (Empire State Land Associates L.L.C.), the fee title to the Building, and the land thereunder (the “Land”) (together, the “Real Estate” or “Property”), at a price of $57,500,000, and obtained a $60,500,000 first mortgage with Capital One Bank to finance the acquisition and certain related costs.

Registrant does not operate the Building. It subleases the Building to Empire State Building Company L.L.C. (the “Sublessee”) pursuant to a net operating sublease (the “Sublease”) which included an initial term which expired on January 4, 1992. The Sublease provided four separate options for Sublessee to renew the term, in each case for an additional 21 years, on the terms of the original Sublease. Such renewals have been exercised by Sublessee (a) on January 30, 1989, for the first renewal period from January 5, 1992 through January 4, 2013 and (b) as of February 11, 2010, for the remaining three renewal periods from January 5, 2013 through January 4, 2076 (the last two such renewals being exercised by Sublessee with Registrant’s consent for early exercise).

Registrant’s members (“Members”) are Peter L. Malkin, Anthony E. Malkin and Thomas N. Keltner, Jr. (collectively, the “Agents”), each of whom also acts as an agent for holders of participations in his respective member interest in Registrant (the “Participants”).

Sublessee is a New York limited liability company in which Peter L. Malkin is a member and entities for Peter L. Malkin’s family members are beneficial owners. All of the Members in Registrant hold senior positions at Malkin Holdings LLC (“Malkin Holdings” or the “Supervisor”) (formerly Wien & Malkin LLC), One Grand Central Place, 60 East 42nd Street, New York, New York, which provides supervisory and other services to Registrant and to Sublessee. See Items 10, 11, 12 and 13 hereof for a description of the ongoing services rendered by, and compensation paid to, Supervisor and for a discussion of certain relationships which may pose potential conflicts of interest among Registrant, Sublessee and certain of their respective affiliates.

As of December 31, 2011, the Building was 68% occupied by approximately 305 tenants who engage in various businesses, including the FDIC, LF USA, Skanska, Coty, Inc., Funaro & Co., Linked In, Noven Pharmaceuticals, People’s Daily Online USA, Taylor Global, Turkish Airlines and World Monuments Fund. Registrant does not maintain a full-time staff. See Item 2 hereof for additional information concerning the Real Estate.

(b) The Master Lease and Sublease

The annual rent payable by Registrant to its subsidiary under the Master Lease is $1,970,000 from January 5, 1992 through January 5, 2013 and $1,723,750 annually during the term of each renewal period thereafter. These amounts are eliminated in consolidation.

Sublessee is required to pay annual Basic Rent (“Basic Rent”) of $6,018,750 from January 1, 1992 through January 4, 2013, and $5,895,625 from January 5, 2013 through the expiration of all renewal terms. See Item 2. Sublessee is also required to pay Registrant additional rent of 50% of Sublessee’s net operating profit, as defined in the Sublease, in excess of $1,000,000 for each lease year ending December 31 (“Additional Rent”). In addition to the above, Sublessee is required to pay for all operating and maintenance expenses, real estate taxes, and necessary repairs and replacements, and keep the Property adequately insured against fire and accident.

In accordance with the 2nd lease modification dated February 25, 2009, Basic Rent described above had been increased to cover debt service on a $31,500,000 second mortgage that closed on February 25, 2009.

In accordance with the 3rd lease modification dated July 26, 2011, Basic Rent was increased to cover debt service relating to the Secured Term Loan, as defined in Item 2, refinancing that prepaid the first and second mortgages aggregating $92,000,000 (Item 2), to the extent the Secured Term Loan debt exceeds the previous first mortgage of $60,500,000. Basic Rent increased for the three and twelve months ended December 31, 2011 by $775,926 and $2,434,117, respectively, representing debt service, which consists only of interest, on the outstanding principal balance of the second mortgage and the balance of the Secured Term Loan in excess of $60,500,000.

Basic Rent will be increased to cover debt service on any refinancing of such debt so long as the aggregate amount refinanced does not exceed the then existing amount of debt plus refinancing costs.

Due to the Sublessee at December 31, 2011 represents the payable to Sublessee for purchased building and tenanting costs.

Additional Rent and any interest and dividends accumulated thereon are distributed annually after deduction for any additional payment described in Note E below, other expenses and additions to general contingencies management judges to be suitable under the circumstances. Additional Rent income is recognized when earned from the Sublessee, at the close of the year ending December 31. Such income is not determinable until the Sublessee, pursuant to the Sublease, provides Registrant with a certified operating report from a certified public accountant on the Sublessee’s operation of the Real Estate. The Sublease requires that this report be delivered to Registrant annually within 60 days after the end of each such fiscal year.

Accordingly, all Additional Rent income and the additional payment to Supervisor are reflected in the fourth quarter of each year. The Sublease does not provide for the Sublessee to render interim reports to Registrant. See Note 4 of Notes to the Consolidated Financial Statements filed under Item 8 hereof (the “Notes”) regarding Additional Rent payments by Sublessee for the fiscal years ended December 31, 2011 and 2010. There was Additional Rent of $28,780,449 for the year ended December 31, 2011.

Real estate taxes paid directly by the Sublessee totaled $30,009,908 and $27,664,886 for the years ended December 31, 2011 and 2010, respectively.

(c) Competition

Pursuant to tenant space leases at the Building, the average annual base rental payable to Sublessee is approximately $40 per square foot (exclusive of electricity charges and escalation). The asking rents for new leases at the Building range from $38 to $53 per square foot. . Additional Rent may be impacted by Sublessee’s ability to negotiate higher average base rent.

(d) Tenant leases

Sublessee operates the Building free from any federal, state or local government restrictions involving rent control or other similar rent regulations which may be imposed upon residential real estate in Manhattan. Any increase or decrease in the amount of rent payable by a tenant is governed by the provisions of the tenant’s lease.

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

The Real Estate is carried in the Consolidated Financial Statements at its historical cost of $60,484,389, consisting of $57,500,000 for the purchase price paid to the seller, $752,022 for acquisition costs, and $2,232,367 representing the unamortized balance of the cost of the Master Lease on the date the Real Estate was acquired. The cost of the Land was estimated to be 35.63% of the total cost of the Real Estate, and the Building, 64.37%. Under the terms of the contract of sale, the deed contains language to avoid the merger of the fee estate and the leasehold, although on a Consolidated Financial Statements basis the Registrant incurred no leasehold rent expense after acquiring the Real Estate.

On July 26, 2011, Registrant entered into a three-year term loan (the “Secured Term Loan”) with institutional lenders, including HSBC Bank USA, National Association as agent and HSBC Bank USA, National Association and DekaBank Deutsche Girozentrale as lead arrangers. The Secured Term Loan is secured by a mortgage on the Property. The Secured Term Loan was amended by the First Amendment to Loan Agreement, Ratification of Loan Documents and Omnibus Amendment dated as of November 2, 2011 to provide for additional commitments from Capital One, National Association and Bank of America, N.A. so that, collectively, the loan was increased to $300,000,000. There were no additional principal advances for the year ending December 31, 2011. Subject to the terms and conditions of the Loan, the outstanding principal amount of the loan shall bear interest at a rate equal to 2.5% per annum above 30-day LIBOR, which aggregate rate was 2.78% at December 31, 2011. The Secured Term Loan was amended on November 23, 2011 clarifying certain terms upon which the Property is permitted to be transferred into a consolidated entity without accelerating the Secured Term Loan.

At the closing of the Secured Term Loan, the lenders provided Registrant with an advance of $159,000,000 (of which $92,000,000 refinanced existing indebtedness). Based on the terms of the Secured Term Loan (as amended) and subject to the conditions set forth in the Secured Term Loan (as amended), the lenders agreed to provide Registrant with additional advances of up to $141,000,000. Provided no event of default has occurred, and subject to other conditions, upon Registrant’s request, HSBC has also agreed to source further additional commitments aggregating up to $200,000,000 in the sole discretion of the lenders. Any further advances under the Secured Term Loan are subject to the consent of the Sublessee.

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

The initial advance was used to pay and discharge then existing secured mortgage loans relating to the Property and to fund operations and working capital requirements related to the Property (including for improvements), including reimbursements to Sublessee for expenditures relating to improvements previously incurred by Sublessee, and certain other general entity purposes permitted by the Secured Term Loan including costs of the financing.

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

The estimated fair value of Registrant’s Secured Term Loan debt based on available market information is approximately $159,097,070 as of December 31, 2011. The fair value of borrowings is estimated by discounting the future cash flows using current interest rates at which similar borrowings could be made by Registrant.

Restricted cash at December 31, 2011 represents funds in an account held at HSBC Bank pursuant to the terms of the Secured Term Loan, to be used for Registrant’s monthly loan interest obligation.

The Building and Building improvements are being depreciated on the straight-line basis over their estimated useful lives of 39 years. Tenant improvements are being depreciated and leasing commissions are being amortized over the remaining lease term or useful life, whichever is shorter. Mortgage financing costs relating to the Secured Term Loan, totaling $6,654,241, are being amortized ratably over the life of the loan. As the prior first and second mortgages relating to these loans were repaid on July 26, 2011, the remaining unamortized balance of applicable financing costs were written-off. The unamortized loan costs and the prepayment penalty on early repayment of such mortgages were included in interest expense.

The Supervisor of the Registrant has filed a registration statement on Form S-4 for the solicitation of consents of the Participants in the Registrant and other public limited liability companies supervised by the Supervisor to a consolidation transaction. In such consolidation, (x) the property interests of the Registrant, such other public limited liability companies and certain private entities supervised by the Supervisor, and (y) the Supervisor and certain affiliated management companies would be contributed to the operating partnership of Empire State Realty Trust, Inc., a newly organized real estate investment trust.

Consents are required from Participants in the Registrant and such other public limited liability companies for them to contribute their interests in the consolidation, and the solicitation of such consents will not commence until the SEC declares effective the registration statement on Form S-4. Consents have been obtained from participants in the private entities and the Supervisor and certain affiliated companies and affiliates of the Supervisor for them to make such contributions.

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

An August 29, 2006 settlement agreement terminated Helmsley-Spear, Inc. as managing and leasing agent at the Property as of August 30, 2006. Sublessee is now self-managing the Property, subject to the supervision of Malkin Holdings L.L.C., as its supervisor, while engaging third party leasing agents, CB Richard Ellis for retail space since August 30, 2006 and Newmark Knight Frank for non-retail space since October 21, 2009.

Five putative class actions have been brought by Participants in Registrant and several other entities supervised by Malkin Holdings that own fee or leasehold interests in various properties located in New York City, the first of which was filed March 1, 2012 (the “Class Actions”). As now pending in New York State Supreme Court, New York County, each Class Action challenges the proposed consolidation of those and other properties supervised by Malkin Holdings into a real estate investment trust (the “REIT”) and the initial public offering of shares in Empire State Realty Trust, Inc., a Maryland corporation which intends to qualify for U.S. tax purposes as a REIT. The plaintiffs assert claims against Malkin Holdings, Malkin Properties, L.L.C., Malkin Properties of New York, L.L.C., Malkin Properties of Connecticut, Inc., Malkin Construction Corp., Anthony E. Malkin, Peter L. Malkin, Estate of Leona M. Helmsley, Empire State Realty OP, L.P., and the REIT (“Defendants”) for breach of fiduciary duty and/or aiding and abetting breach of fiduciary duty, alleging, inter alia, that the terms of the transaction are unfair to the Participants and overly favorable to Malkin Holdings and related parties. The complaints seek money damages and injunctive relief preventing the proposed transaction. On April 3, 2012, plaintiffs moved for consolidation of the actions and for appointment of co-lead counsel. Defendants intend to consent to consolidation, and have no position with respect to appointment of co-lead counsel.

The Class Actions are in a very preliminary stage, with no responses to the complaints having been filed to date. Defendants have stated they believe the Class Actions are without merit and intend to defend them vigorously.

Item 4.	Submission of Matters to a Vote of Participants.

      No matters were submitted to the Participants during the period covered by this report.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Security Holder Matters.

Registrant was originally organized as a general partnership pursuant to a partnership agreement dated as of July 11, 1961. On October 1, 2001, Registrant converted from a general partnership to a limited liability company under New York law.

Registrant has not issued any common stock. The securities registered by it under the Securities Exchange Act of 1934, as amended, consist of participations in the Members’ interests in Registrant (the “Participations”) and are not shares of common stock or their equivalent. The Participations represent each Participant’s fractional share in a Member’s undivided interest in Registrant and are divided approximately equally among the Members. A full unit of the Participations was offered originally at a purchase price of $10,000; fractional units were also offered at proportionate purchase prices. Registrant has not repurchased Participations in the past and is not likely to change that policy in the future.

(a) The Participations are neither traded on an established securities market nor are readily tradable on a secondary market or the substantial equivalent thereof. Based on Registrant’s transfer records, Participations are sold by the holders thereof from time to time in privately negotiated transactions and, in many instances, Registrant is not aware of the prices at which such transactions occur. During 2011 there were 157 transfers. In two instances, the indicated purchase price was equal to 1.5 times the face amount of the Participation transferred, i.e., $15,000 for a $10,000 Participation. In ten instances, the indicated purchase price was equal to 1.55 times the face amount of the Participation transferred. In two instances, the indicated purchase price was equal to 2 times the face amount of the Participation transferred. In fourteen instances, the indicated purchase price was equal to 2.25 times the face amount of the Participation transferred. In two instances, the indicated purchase price was equal to 2.45 times the face amount of the Participation transferred. In two instances, the indicated purchase price was equal to 2.5 times the face amount of the Participation transferred. In four instances, the indicated purchase price was equal to 5 times the face amount of the Participation transferred. In all other cases, no consideration was indicated.

(b) As of December 31, 2011, there were 2,824 holders of Participations of record.

(c) During the year ended December 31, 2011, Registrant made regular monthly distributions of $98.21 for each $10,000 Participation. There was Additional Rent of $28,780,449 for the year ended December 31, 2011. After deducting (i) $10,327,424, mainly for fees relating to a proposed consolidation of Associates, other public and private entities supervised by Malkin Holdings and Malkin Holdings and certain affiliated management companies into Empire State Realty Trust, Inc., a newly formed REIT, and for the increase in the supervisory fee to Supervisor, accounting fees, set-aside for a portion of interest expense and general contingencies, (ii) annual New York State filing fees of $3,025, and (iii) the Additional Payment to supervisor of $1,107,000 (representing the Additional Payment of $1,166,417 less $59,417 previously paid) (Item 11), the balance of $17,343,000 was distributed by Registrant to the Participants on March 8, 2012. There was Additional Rent of $4,111,371 for the year ended December 31, 2010; $2,020,000 was set-aside for annual debt service on the first mortgage (of which $2,000,000 was deposited in a restricted cash account used to satisfy a portion of the first mortgage interest obligation) and the balance of $2,091,371 was added to general contingency and other reserves so that no additional distribution was made to the Participants for the year ended December 31, 2010. There are no restrictions on Registrant’s present or future ability to make distributions; however, the amount of such distributions, particularly distributions of Additional Rent, depends solely on Sublessee’s ability to make payments of Basic Rent and Additional Rent to Registrant. See Item 1 hereof. Registrant expects to make monthly distributions in the future so long as it receives the payments provided under the Sublease. See Item 7 hereof.

Item 6.

The following table presents selected financial data of the Registrant for each of the five years in the period ended December 31, 2011. This information is unaudited and has been derived from the audited Consolidated Financial Statements included in this Annual Report on Form 10-K or from audited Consolidated Financial Statements included in Annual Reports on Form 10-K previously filed by the Registrant. This data should be read together with the Consolidated Financial Statements and the notes thereto included in this Annual Report on Form 10-K.

	Year ended December 31,
	2011	2010	2009	2008	2007
Basic Rental income	$8,452,867	$8,093,278	$7,809,181	$6,018,750	$6,018,750
Additional rent income	28,780,449	4,111,371	7,570,411	3,509,384	17,025,749
Interest and dividend income	7,768	12,142	49,985	216,802	418,234

Total revenue	$37,241,084	$12,216,791	$15,429,577	$9,744,936	$23,462,733

Net income	$21,249,274	$3,519,049	$7,369,823	$4,196,903	$17,068,579

Earnings per $10,000 participation unit, based on 3,300 participation units outstanding during the year	$6,439	$1,066	$2,233	$1,272	$5,172

Total assets	$189,319,105	$99,174,822	$102,796,559	$64,995,577	$79,886,241

Long-term obligations	$159,000,000	$92,000,000	$92,000,000	$60,500,000	$60,500,000

Distributions per $10,000 participation unit, based on 3,300 participation units outstanding during the year:
Income	$1,179	$1,066	$1,179	$1,272	$5,172
Return of capital	—	1,131	—	3,958	596

Total distributions	$1,179	$2,197	$1,179	$5,230	$5,768

Item 6a.

The following table presents the Registrant’s unaudited operating results for each of the eight fiscal quarters in the period ended December 31, 2011. The information for each of these quarters is unaudited and has been prepared on the same basis as the audited Consolidated Financial Statements included in this Annual Report on Form 10-K. In the opinion of management, all necessary adjustments, which consist only of normal and recurring accruals, have been included to present fairly the unaudited quarterly results. This data should be read together with the Consolidated Financial Statements and the notes thereto of the Registrant included in this Annual Report on Form 10-K.

	Three Months Ended
	March 31, 2011	June 30, 2011	September 30, 2011	December 31, 2011
Consolidated Income Data:
Basic Rental income	$2,016,295	$2,021,980	$2,133,978	$2,280,613
Additional rent income	—	—	—	28,780,449
Interest and dividend income	1,399	3,261	1,973	1,135

Total revenue	$2,017,694	$2,025,241	$2,135,951	$31,062,197

Interest on mortgages	1,661,651	1,678,262	4,445,328	1,862,974
Supervisory services	196,104	196,104	202,680	1,309,681
Depreciation of building and improvements	314,707	314,708	977,495	1,183,593
Amortization of leasing commissions	—	—	204,389	269,828
Accounting fees	20,750	20,750	61,250	61,000
Professional fees and miscellaneous	69,638	72,836	81,751	786,329

Total expenses	$2,262,850	$2,282,660	$5,972,893	$5,473,405

Net income (loss)	$(245,156)	$(257,419)	$(3,836,942)	$25,588,792

Earnings (loss) per $10,000 participation unit, based on 3,300 participation units outstanding during each period	$(74)	$(78)	$(1,163)	$7,754

Item 6a.

	Three Months Ended
	March 31, 2010	June 30, 2010	September 30, 2010	December 31, 2010
Consolidated Income Data:
Basic Rental income	$2,016,295	$2,021,980	$2,027,938	$2,027,065
Additional rent income	—	—	—	4,111,371
Interest and dividend income	2,420	3,959	3,072	2,691

Total revenue	$2,018,715	$2,025,939	$2,031,010	$6,141,127

Interest on mortgages	1,661,651	1,678,261	1,694,874	1,694,872
Supervisory services	39,854	39,854	196,104	196,105
Depreciation of building and improvements	314,707	314,708	314,708	314,708
Accounting fees	—	—	—	83,000
Professional fees and miscellaneous	19,778	15,199	97,130	22,229

Total expenses	$2,035,990	$2,048,022	$2,302,816	$2,310,914

Net income (loss)	$(17,275)	$(22,083)	$(271,806)	$3,830,213

Earnings (loss) per $10,000 participation unit, based on 3,300 participation units outstanding during each period	$(5)	$(6)	$(82)	$1,161

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statements

Readers of this discussion are advised that the discussion should be read in conjunction with the Consolidated Financial Statements of Registrant (including related notes thereto) appearing elsewhere in this Annual Report on Form 10-K. Certain statements in this discussion may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements reflect Registrant’s current expectations regarding future results of operations, economic performance, financial condition and achievements of Registrant, and do not relate strictly to historical or current facts. Registrant has tried, wherever possible, to identify these forward-looking statements by using words such as “believe”, “expect”, “anticipate”, “intend”, “plan”, “estimate” or words of similar meaning.

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

Registrant’s discussion and analysis of its financial condition and results of operations are based upon Registrant’s Consolidated Financial Statements, the preparation of which takes into account estimates based on judgments and assumptions that affect certain amounts and disclosures. Accordingly, actual results could differ from these estimates. The accounting policies and estimates used and outlined in Note 2 to Registrant’s Consolidated Financial Statements, which are presented elsewhere in this annual report, have been applied consistently at December 31, 2011 and 2010, and for the years ended December 31, 2011 and 2010. Registrant believes that the following accounting policies or estimates require the application of management’s most difficult, subjective, or complex judgments:

Valuation of Long-Lived Assets: Registrant assesses the carrying amount of long-lived assets whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. When Registrant determines that the carrying amount of long-lived assets is impaired, the measurement of any impairment is based on a discounted cash flow method.

Revenue Recognition: Basic Rent is equal to $6,018,750 plus mortgage charges in excess of $60,500,000. Registrant records basic rental income as earned ratably on a monthly basis. Additional Rent, which is based on the Sublessee’s annual net income in each calendar year, as defined in the Sublease, is recognized by Registrant when such amount is realizable and earned.

Financial Condition and Results of Operations

At the time of its organization, Registrant acquired the Master Lease of the Property subject to the Sublease. Basic Rent received by Registrant was used to pay annual rent due under the Master Lease and the basic payment (“Basic Payment”) for supervisory services to Supervisor; the balance of such Basic Rent was distributed to the Participants. Basic Rent received by Registrant is used to pay the Basic Payment and a portion of debt service on the Secured Term Loan; the balance of such Basic Rent is distributed to the Participants. Commencing July 26, 2011, Basic Rent was increased to cover debt service on the refinanced loan balance to the extent the Secured Term Loan debt exceeds $60,500,000 which was the balance of the prior first mortgage fully paid on July 26, 2011.

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

The following summarizes the material factors affecting Registrant’s results of operations for the two preceding years:

(a)	Total revenues increased for the year ended December 31, 2011 as compared with the year ended December 31, 2010. Such increase was a result of an increase of $359,589 in Basic Rent income to cover an increase in debt service, an increase of $24,669,078 in Additional Rent received by Registrant in 2011 due to the refinancing in 2011 that resulted in improvements and tenanting costs paid out of mortgage proceeds rather than Sublessee’s operating cash flow and a decrease in dividend and interest income earned as compared with the year ended December 31, 2010. See Note 4 of the Notes to the Consolidated Financial Statements.

(b)	Total expenses increased for the year ended December 31, 2011 as compared with the year ended December 31, 2010. Such increase is the net result of an increase of $1,696,747 in the interest on the mortgages attributable to the inclusion of the prepayment penalty pertaining to the repayment of the prior first and second mortgages and the write-off of $568,307 of unamortized loan costs in interest expense, an increase in basic supervisory fees to Malkin Holdings effective July 1, 2010 of $325,653 and the Additional Payment to Supervisor of $1,107,000 as a result of the additional distribution to Participants, an increase of $1,531,674 in depreciation on building improvements and amortization of leasing commissions, an increase of $773,564 in professional fees and miscellaneous expenses and an increase in fees to Malkin Holdings for services rendered in connection with a proposed consolidation of Registrant, other public and private entities supervised by Malkin Holdings and Malkin Holdings and certain affiliated management companies into Empire State Realty Trust, Inc., a newly formed REIT.

Subsequent Events

Additional rent of $28,780,449 was paid to Registrant on March 5, 2012. On March 8, 2012, out of additional rent, $17,343,000 was distributed to the Participants in Registrant and $1,107,000 was paid to Malkin Holdings, representing the balance of its Additional Payment for 2011.

Sublessee concluded an agreement with New York City for a reduction in real estate taxes for the tax years 2002/2003-2011/2012 resulting in gross tax savings of approximately $16,900,000, of which approximately $12,400,000 will be in the form of a refund and the balance through future tax reductions to be phased in through 2012/2016. Professional fees total $1,735,010, including $867,505 to Malkin Holdings. Sublessee is reviewing the adjustment to real estate tax escalation rent billings to existing tenants resulting from the tax reduction.

An additional $30,000,000 was drawn on the Secured Term Loan on April 6, 2012 bringing the total amount advanced to $189,000,000.

Liquidity and Capital Resources

Registrant’s liquidity has increased for the year ended December 31, 2011 as compared with the year ended December 31, 2010 due to the Secured Term Loan financing proceeds and an increased amount of Additional Rent payable by Sublessee for the year ended December 31, 2011. Pursuant to the loan described below. Adverse developments in economic, credit and investment markets over the last several years impaired general liquidity (although some improvement in such markets has arisen recently) and the developments may negatively impact Registrant and/or space tenants at the Building. Any such impact should be ameliorated by the fact that (a) each of Registrant and its Sublessee has very low debt in relation to asset value, (b) the Building’s rental revenue is derived from a substantial number of tenants in diverse businesses with lease termination dates spread over numerous years.

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

At the closing of the Secured Term Loan, the lenders provided Registrant with an advance of $159,000,000 (of which $92,000,000 refinanced existing indebtedness). Based on the terms of the Secured Term Loan (as amended) and subject to the conditions set forth in the Secured Term Loan (as amended), the lenders agreed to provide Registrant with additional advances of up to $141,000,000. Provided no event of default has occurred, and subject to other conditions, upon Registrant’s request, HSBC has also agreed to source further additional commitments aggregating up to $200,000,000 in the sole discretion of the lenders. Any further advances under the Secured Term Loan are subject to the consent of the Sublessee.

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

The Supervisor of the Registrant has filed a registration statement on Form S-4 for the solicitation of consents of the Participants in the Registrant and other public limited liability companies supervised by the Supervisor to a consolidation transaction. In such consolidation, (x) the property interests of the Registrant, such other public limited liability companies and certain private entities supervised by the Supervisor, and (y) the Supervisor and certain affiliated management companies would be contributed to the operating partnership of Empire State Realty Trust, Inc., a newly organized real estate investment trust.

Consents are required from Participants in the Registrant and such other public limited liability companies for them to contribute their interests in the consolidation, and the solicitation of such consents will not commence until the SEC declares effective the registration statement on Form S-4. Consents have been obtained from participants in the private entities and the Supervisor and certain affiliated companies and affiliates of the Supervisor for them to make such contributions.

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

Inflation

Inflationary trends in the economy do not directly impact Registrant’s operations. As noted above, Registrant does not actively engage in the operation of the Real Estate. Inflation may impact the operations of the Sublessee. The Sublessee is required to pay the Basic Rent regardless of the results of its operations. Inflation and other operating factors affect the amount of Additional Rent payable by the Sublessee, which is based on the Sublessee’s net operating profit.

Other Information

The Sublessee is to maintain the Building as a high-class office building as required by the terms of the Sublease.

In connection with the July 2011 refinancing of the mortgage on the fee position of the Empire State Building in the new amount of $159,000,000, it is now intended that the Registrant generally will incur all capital improvement and tenanting costs commencing with expenditures incurred January 1, 2011 and thereafter. As a result of the refinancing, approximately $58,000,000 was available to Registrant to fund such costs. Registrant reimbursed approximately $34,700,000 of costs which Sublessee had incurred and recorded in its financial statements during the first six months of 2011, consisting of fixed asset additions of $24,900,000 and deferred leasing costs of $9,800,000. The foregoing was effected in the third quarter of 2011 and resulted in Sublessee’s removal of such asset additions and Registrant’s recording of same in its financial statements. During the year ended December 31, 2011, Sublessee advanced on behalf of Registrant approximately $63,000,000 for improvements and tenanting costs that have been capitalized in the Registrant’s financial statements, of which $6,067,803 is payable to Sublessee at December 31, 2011. Registrant will reimburse the Sublessee for these costs from available loan proceeds.

Item 8.	Financial Statements and Supplementary Data.

The Consolidated Financial Statements of the Registrant as of December 31, 2011 and 2010 and for each of the two years in the period ended December 31, 2011 and the financial statements of the Sublessee as of and for the year ended December 31, 2011 and 2010 are included in this annual report immediately following Exhibit 101.PRE.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9a.	Controls and Procedures.

(a) Evaluation of disclosure controls and procedures. The Supervisor after evaluating the effectiveness of Registrant’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of December 31, 2011, the end of the period covered by this report, has concluded that as of that date that Registrant’s disclosure controls and procedures were effective and designed to ensure that material information relating to Registrant would be made known to him by others within those entities on a timely basis.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision of and with the participation of the Supervisor, an assessment was conducted of the effectiveness of Registrant’s internal control over financial reporting based on the framework and criteria established in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment Registrant’s Supervisor has concluded that, as of December 31, 2011, Registrant’s internal control over financial reporting was effective.

PART III

Item 10.	Members and Executive Officers of Registrant.

Registrant has no members or officers or any other centralization of management. There is no specific term of office for any Agent. The table below sets forth as to each Member as of December 31, 2011 the following: name, age, nature of any family relationship with any other Agent, business experience during the past five years and principal occupation and employment during such period, including the name and principal business of any corporation or any organization in which such occupation and employment was carried on and the date such individual became an Agent:

Name	Age	Nature of Family Relationship	Business Experience	Principal Occupation and Employment	Date Individual became an Agent
Peter L. Malkin	78	Father of Anthony E. Malkin	Real Estate Supervision	Chairman, Malkin Holdings LLC	1961

Anthony E. Malkin	49	Son of Peter L. Malkin	Real Estate Supervision and Management	President, Malkin Holdings LLC and Malkin Properties, L.L.C.	2001

Thomas N. Keltner, Jr.	65	None	Real Estate Supervision	General Counsel, Malkin Holdings LLC	1998

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

Registrant’s organizational documents do not provide for a board of members or officers. As described in this report, Registrant is a limited liability company which is supervised by Malkin Holdings. No remuneration was paid during the current fiscal year ended December 31, 2011 by Registrant to any of the Agents as such. Registrant pays Supervisor for supervisory services and disbursements. The basic fee (the “Basic Payment”) had been payable at the rate of $100,000 per annum, payable $8,333 per month, since inception in 1961. The Basic Payment was increased, with the approval of the Agents, by an amount equal to the increase in the Consumer Price Index since such date, resulting in an increase in the Basic Payment to $725,000 per annum effective July 1, 2010 to be adjusted annually for any subsequent increase in the Consumer Price Index. The Basic Payment is payable (i) not less than $8,333 per month and (ii) the balance out of available reserves from Additional Rent. If Additional Rent is insufficient to pay such balance, any deficiency shall be payable in the next year in which Additional Rent is sufficient. The Agents also approved payment by Registrant, effective July 1, 2010, of the expenses in connection with regular accounting services related to maintenance of Registrant’s books and records. Such expenses were previously paid by Supervisor.

In 2011, Supervisor earned $1,001,245 from Registrant and $983,027 from Sublessee for special supervisory services at hourly rates in connection with a proposed consolidation of Registrant, other public and private entities supervised by Malkin Holdings, and Malkin Holdings and certain affiliated management companies into Empire State Realty Trust, Inc., a newly formed REIT, all representing Registrant’s and Sublessee’s allocable portion of such fees to be paid directly and not borne indirectly through Additional Rent deductions. Supervisor also receives an additional payment equal to 6% of distributions to the Participants in Registrant in excess of 9% per annum on their remaining cash investment in Registrant (which remaining cash investment at December 31, 2011 was equal to the Participants original cash investment of $33,000,000). Distributions in respect of Malkin Holdings’ profit interest for 2011 were $1,166,417. For tax purposes, any Additional Payment is recognized as a profits interest and the Supervisor is treated as a partner, all without modifying each Participant’s distributive share of reportable income and cash distributions. See Item 7 hereof. As noted in Items 1 and 10 of this report, all of the Agents hold senior positions at Supervisor.

Malkin Holdings also serves as supervisor for Sublessee, for which it receives a basic annual fee of $574,000 effective January 1, 2010, adjusted annually by the Consumer Price Index. The basic supervisory fee for the year ended December 31, 2011 was $583,368. Malkin Holdings received $1,667,955 from Sublessee in other service fees. For 2010 Malkin Holdings received $271,332 in other service fees from Sublessee. Under separate agreements to which Sublessee is not a party, certain of Sublessee’s participants pay Malkin Holdings and members of Peter L. Malkin’s immediate family a percentage of distributions above an annual threshold. These third party payments (which totaled $1,796,393 and $68,880 in 2011 and 2010, respectively, to Malkin Holdings and such Malkin family members) do not impose any obligation upon Sublessee or affect its assets and liabilities.

Item 12.	Security Ownership of Certain Beneficial Owners and Management.

(a) Registrant has no voting securities (Item 5). At December 31, 2011, no person owned of record or was known by Registrant to own beneficially more than 5% of the outstanding Participations.

(b) At December 31, 2011, the Members (Item 10) beneficially owned, directly or indirectly, the following Participations:

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

At such date, certain of the Members (or their respective spouses) held additional Participations as follows:

Peter L. Malkin owned of record as trustee or co-trustee but not beneficially, $211,667 of Participations. Mr. Malkin disclaims any beneficial ownership of such Participations.

Entities for the benefit of members of Peter L. Malkin’s family owned of record and beneficially $1,064,583 of Participations. Peter L. Malkin disclaims any beneficial ownership of such Participations, except that related family trusts and entities are required to complete scheduled payments to Peter L. Malkin.

Anthony E. Malkin owned of record as trustee or co-trustee but not beneficially, $370,417 of Participations. Anthony E. Malkin disclaims any beneficial ownership of such Participations.

Trusts for the benefit of members of Anthony E. Malkin’s family owned of record and beneficially $50,000 of Participations. Anthony E. Malkin disclaims any beneficial ownership of such Participations.

Members of Thomas N. Keltner, Jr.’s family owned of record and beneficially $6,667 of Participations.

(c)	Not applicable.

Item 13.	Certain Relationships and Related Transactions.

(a) As stated in Item 1 hereof, Peter L. Malkin, Anthony E. Malkin and Thomas N. Keltner, Jr. are the three Members in Registrant and also act as agents for the Participants in their respective member interests. Peter L. Malkin is also a member in Sublessee. As a consequence of one of the three Members being a member in Sublessee, and all of the Members holding senior positions at Supervisor (which supervises Registrant and Sublessee), certain actual and potential conflicts of interest may arise with respect to the management and administration of the business of Registrant. However, under the respective participating agreements pursuant to which the Members act as agents for the Participants, certain transactions require the prior consent from Participants owning a specified interest under the agreement in order for the Agents to act on their behalf. Such transactions, among others, include modifications and extensions of the Sublease or mortgages, or a sale or other disposition of the Property or substantially all of Registrant’s assets.

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

Reference is also made to Items 1 and 10 hereof for a description of the relationship between Registrant and Supervisor, of which all of the Agents are among the Members. The respective interest of the Members in any remuneration paid by Registrant to Supervisor arise solely from such member’s interest in Supervisor.

(b)	Reference is made to Paragraph (a) above.

(c)	Not applicable.

(d)	Not applicable.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The fees paid or accrued to Ernst & Young LLP and Margolin, Winer & Evens LLP for professional services for the years ended December 31, 2011 and 2010, respectively, were as follows:

Fee Category	2011	2010
Audit Fees	$156,250	$83,000
Tax Fees	7,500	7,500
Total Fees	$163,750	$90,500

Audit Fees. Consist of fees billed for professional services rendered for the audit of Registrant’s Consolidated Financial Statements and review of the interim financial statements included in quarterly 10-Q reports. The Agents approved payment by Registrant, effective July 1, 2010, of accounting and tax fees. Such expenses were previously paid by Supervisor and, therefore, were not reflected as an expense in Registrant’s financial statements.

Tax Fees. Consists of fees billed for professional services for tax compliance, tax advice and preparation of tax returns.

POLICY ON AUDIT COMMITTEE PRE-APPROVAL OF AUDIT SERVICES

AND PERMISSIBLE NON-AUDIT SERVICES OF INDEPENDENT AUDITORS

Registrant has no audit committee as such. Registrant’s policy is to pre-approve all audit and permissible non-audit services performed by the independent public accountants. These services may include audit services, audit related services, tax services and other services. For audit and tax services, the independent auditor provides an engagement letter in advance of the services outlining the scope of the audit and related audit fees. If agreed by Registrant, this engagement letter is formally accepted by the Supervisor.

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

The Consolidated Financial Statements and the financial statement schedule of the Registrant and the financial statements of the Sublessee required in this annual report are listed in the respective indexes to those financial statements and included immediately following Exhibit 101.PRE.

(3)	Exhibits: See Exhibit Index.

EXHIBIT INDEX

Number	Document

3.1	Registrant’s Partnership Agreement dated July 11, 1961, filed as Exhibit No. 1 to Registrant’s Registration Statement on Form S-1 as amended (the “Registration Statement”) by letter dated August 8, 1962 and assigned File No. 2-18741, is incorporated by reference as an exhibit hereto.

3.2	Amended Business Certificate of Registrant filed with the Clerk of New York County on August 7, 1998 reflecting a change in the Partners of Registrant which was filed as Exhibit 3(b) to Registrant’s 10-Q-A for the quarter ended September 30, 1998 and is incorporated by reference as an exhibit hereto (file number 000-00827).

3.3	Registrant’s Consent and Operating Agreement dated as of September 30, 2001 incorporated by reference to Exhibit 3(c) to Registrant’s Form 10-K for the year ended December 31, 2002 (file number 000-00827).

3.4	Certificate of Conversion of Registrant to a limited liability company dated October 1, 2001 filed with the New York Secretary of State on October 3, 2001 incorporated by reference to Exhibit 3 (d) to Registrant’s Form 10-K for the year ended December 31, 2002 (file number 000-00827).

3.5	Agreement among Members of Empire State Building Associates, L.L.C., dated July 1, 2010, filed as Exhibit 10 (f) to the Registrant’s Form 10-K for the fiscal year ended December 31, 2009 is incorporated by reference as an exhibit hereto.

3.6	Amendment Number One to the Limited Liability Company Agreement of Empire State Building Associates L.L.C., dated as of November 30, 2011, by and among Peter L. Malkin, Anthony E. Malkin and Thomas N. Keltner, Jr. incorporated by reference to Exhibit 3.1 to the Form 8-K filed on December 5, 2011.

4	Registrant’s form of Participating Agreement, filed as Exhibit No. 6 to the Registration Statement by letter dated August 8, 1962 and assigned File No. 2-18741, is incorporated by reference as an exhibit hereto.

10.1	Sublease dated December 27, 1961, between Empire State Building Company and Registrant.

10.2	First Modification of Sublease Agreement dated February 15, 1965, between Empire State Building Company L.L.C. and Registrant.

10.3	Second Modification of Sublease Agreement dated February 25, 2009, between Empire State Building Company L.L.C. and Registrant.

10.4	Third Modification of Sublease Agreement dated July 26, 2011, between Empire State Building Company L.L.C. and Registrant, filed as Exhibit 10.1 to Registrant’s Form 10-Q for the quarterly period ended September 30, 2011 and is incorporated by reference as an exhibit hereto.

EXHIBIT INDEX

(continued)

Number	Document

10.5	Loan Agreement and Exhibits thereto, dated July 26, 2011, between the Registrant, Empire Land Associates L.L.C. and HSBC Bank, USA, National Association, as Agent and the lender named therein and HSBC USA, National Association and Dekabank Deutsche Girozentrale, as Lead Arrangers, filed as Exhibit 10.2 to Registrant’s Form 10-Q for the quarterly period ended September 30, 2011 and is incorporated by reference as an exhibit hereto.

10.6	First Amendment of the Loan Agreement, dated November 2, 2011, between the Registrant, Empire Land Associates L.L.C. and HSBC Bank, USA, National Association, as Agent and the lender named therein and HSBC USA, National Association and Dekabank Deutsche Girozentrale, as Lead Arrangers, filed as Exhibit 10.3 to the Registrant’s Form 10-Q for the quarterly period ended September 30, 2011 is incorporated by reference as an exhibit hereto.

10.7	Second Amendment of the Loan Agreement, dated November 23, 2011, between the Registrant, Empire Land Associates L.L.C. and HSBC Bank, USA, National Association, as Agent and the lender named therein and HSBC USA, National Association and Dekabank Deutsche Girozentrale, as Lead Arrangers, filed as Exhibit 10.4 to the Registrant’s Form 10-Q for the quarterly period ended September 30, 2011 is incorporated by reference as an exhibit hereto.

10.8	Form of Replacement Promissory Note dated July 26, 2011 between Registrant and Empire State Land Associates L.L.C. and lenders under the Loan Agreement, filed as Exhibit 10.5 to the Registrant’s Form 10-Q for the quarterly period ended September 30, 2011 is incorporated by reference as an exhibit hereto.

10.9	Consolidated, Amended and Restated Fee and Leasehold Mortgage, Assignment of Leases and Rents and Security Agreement, dated July 26, 2011, between the Registrant, Empire Land Associates L.L.C. and HSBC Bank, USA, National Association, for the ratable benefit of the lenders, filed as Exhibit 10.6 to the Registrant’s Form 10-Q for the quarterly period ended September 30, 2011 is incorporated by reference as an exhibit hereto.

24.1	Power of Attorney dated March 13, 2012 between the Members and Mark Labell

31.1	Certification of Mark Labell, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Mark Labell, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Mark Labell, Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Mark Labell, Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

EXHIBIT INDEX

(continued)

Number	Document

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

The individual signing this report on behalf of Registrant is Attorney-in-Fact for Registrant and each of the Members in Registrant, pursuant to Powers of Attorney, dated March 13, 2012 (the “Power”) and as supervisor of the accounting functions.

Empire State Building Associates L.L.C.

(Registrant)

By /s/ Mark Labell
Mark Labell as Senior Vice President, Finance of Malkin Holdings LLC,
Supervisor of Empire State Building Associates* and as Attorney-in-Fact on behalf of:

Peter L. Malkin, Member

Anthony E. Malkin, Member

Thomas N. Keltner, Jr., Member

Date: April 11, 2012

*	Registrant’s organizational documents do not provide for a Chief Executive Officer, Chief Financial Officer or Chief Accounting Officer or other officer with equivalent rights and duties. As described in the Report, Registrant is a limited liability company which is supervised by Malkin Holdings LLC. Accordingly, this Form 10-K is being signed by a senior executive and a senior member of the financial/accounting staff of Registrant’s Supervisor in such capacities.

INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

EMPIRE STATE BUILDING ASSOCIATES L.L.C.

(A Limited Liability Company)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Empire State Building Associates L.L.C.

(A Limited Liability Company)

We have audited the accompanying consolidated balance sheets of Empire State Building Associates L.L.C. as of December 31, 2011 and 2010, and the related consolidated statements of income, members’ equity and cash flows for each of the two years in the period ended December 31, 2011. Our audits also included the financial statement schedule, Schedule III- Real Estate and Accumulated Depreciation for the years ended December 31, 2011 and 2010, also included in this Form 10-K. These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal controls over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Empire State Building Associates L.L.C. at December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the two years in the in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Ernst & Young LLP

New York, New York

April 11, 2012

EMPIRE STATE BUILDING ASSOCIATES L.L.C.

(A Limited Liability Company)

CONSOLIDATED BALANCE SHEETS

	December 31,
	2011	2010
Assets
Real estate:
Building:
Empire State Building, located at 350 Fifth Avenue, New York, N.Y.	$38,933,801	$38,933,801
Less: Accumulated depreciation	(9,692,570)	(8,694,307)

	29,241,231	30,239,494

Building improvements	27,676,681	10,162,577
Less: Accumulated depreciation	(792,081)	(411,235)

	26,884,600	9,751,342

Building improvements in progress	7,058,098	—

Tenant Improvements	22,272,545	—
Less: Accumulated depreciation	(1,411,398)	—

	20,861,147	—

Land	21,550,588	21,550,588

Total real estate, net	105,595,664	61,541,424
Cash and cash equivalents	23,236,067	25,318,179
Restricted cash	406,312	896,965
Due from Supervisor	324,111	324,111
Additional rent due from Sublessee	28,780,449	—
Other receivables	115,369	92,118
Deferred costs	8,541,967	1,038,603
Due from Sublessee	—	8,961,815
Other assets	—	100,000
Leasing commissions, less accumulated amortization of $474,217 in 2011	15,900,512	—
Mortgage financing costs, less accumulated amortization of $986,801 in 2011 and $2,457,051 in 2010	6,418,654	901,607

Total assets	$189,319,105	$99,174,822

Liabilities and members’ equity
Liabilities:
Mortgage payable	$159,000,000	$92,000,000
Accrued mortgage interest	463,678	514,944
Due to Sublessee	6,067,803	1,888,629
Accrued supervisory fees, to a related party	1,107,000	312,500
Accrued expenses	109,325	553,522
Due to Supervisor	1,306,131	—

Total liabilities	168,053,937	95,269,595

Commitments and contingencies	—	—
Members’ equity	21,265,168	3,905,227

Total liabilities and members’ equity	$189,319,105	$99,174,822

See accompanying notes to consolidated financial statements.

EMPIRE STATE BUILDING ASSOCIATES L.L.C.

(A Limited Liability Company)

CONSOLIDATED STATEMENTS OF INCOME

	Years ended December 31,
	2011	2010
Revenue:
Rent income, from a related party	$37,233,316	$12,204,649
Interest and dividend income	7,768	12,142

Total revenue	37,241,084	12,216,791

Expenses:
Interest on mortgage	9,648,212	6,729,658
Supervisory services, to a related party	1,904,570	471,917
Depreciation of building and tenant improvements	2,790,506	1,258,831
Amortization of leasing commissions	474,217	—
Professional fees, including amounts paid to a related party	1,010,555	153,990
Accounting fees	163,750	83,000
Miscellaneous	—	346

Total expenses	15,991,810	8,697,742

Net income	$21,249,274	$3,519,049

Earnings per $10,000 participation unit, based on 3,300 participation units outstanding during each year	$6,439	$1,066

See accompanying notes to consolidated financial statements.

EMPIRE STATE BUILDING ASSOCIATES L.L.C.

(A Limited Liability Company)

CONSOLIDATED STATEMENTS OF MEMBERS’ EQUITY

	Members’	Share of		Members’
	Equity	Net Income		Equity
	January 1,	For Year	Distributions	December 31,
Year Ended December 31, 2011:
Anthony E. Malkin Group	$1,301,742	$7,083,091	$(1,296,445)	$7,088,388

Thomas N. Keltner, Jr. Group	1,301,743	7,083,091	(1,296,444)	7,088,390

Peter L. Malkin Group	1,301,742	7,083,092	(1,296,444)	7,088,390

TOTALS	$3,905,227	$21,249,274	$(3,889,333)	$21,265,168

Year Ended December 31, 2010:
Anthony E. Malkin Group	$2,545,811	$1,173,016	$(2,417,085)	$1,301,742

Thomas N. Keltner, Jr. Group	2,545,813	1,173,016	(2,417,086)	1,301,743

Peter L. Malkin Group	2,545,811	1,173,017	(2,417,086)	1,301,742

TOTALS	$7,637,435	$3,519,049	$(7,251,257)	$3,905,227

See accompanying notes to consolidated financial statements.

EMPIRE STATE BUILDING ASSOCIATES L.L.C.

(A Limited Liability Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2011	2010
Cash flows from operating activities:
Net income (loss)	$21,249,274	$3,519,049
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation of building and tenant improvements	2,790,506	1,258,831
Amortization of mortgage financing costs	1,888,410	666,603
Amortization of leasing commissions	474,217
Changes in operating assets and liabilities:
Change in restricted cash	490,653	(182,126)
Change in other receivables	(23,251)	27,778
Additional rent due to/from Sublessee	(30,669,079)	(540,960)
Leasing commissions paid	(11,988,107)
Accrued mortgage interest	(51,266)	–
Change in due to Supervisor	1,306,131	—
Accrued expenses	(444,197)	553,522
Accrued supervisory fees, to a related party	794,500	97,909

Net cash provided by (used in) operating activities	(14,182,209)	5,400,606

Cash flows from investing activities:
Purchase of building and tenant improvements and improvements in progress	(36,201,751)	—

Net cash used in investing activities	(36,201,751)	—

Cash flows from financing activities:
Financing costs	(7,405,455)	—
Proceeds of mortgage	159,000,000	—
Repayment of mortgages payable	(92,000,000)	—
Distributions to Participants	(3,889,333)	(7,251,257)
Change in deferred costs	(7,403,364)	(1,038,603)

Net cash provided by (used in) financing activities	48,301,848	(8,289,860)

Net decrease in cash and cash equivalents	(2,082,112)	(2,889,254)

Cash and cash equivalents, beginning of year	25,318,179	28,207,433

Cash and cash equivalents, end of year	$23,236,067	$25,318,179

Supplemental disclosure of cash flow information:
Cash paid for interest	$6,229,019	$6,063,055

Net cash used in investing activities excludes increases of $6,067,803 and $0 in payable to Sublessee for the years ended December 31, 2011 and 2010, respectively.

See accompanying notes to consolidated financial statements.

EMPIRE STATE BUILDING ASSOCIATES L.L.C.

(A Limited Liability Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Business Activity and Purchase of Real Estate

Through April 16, 2002, Empire State Building Associates L.L.C. (“Associates”) owned the tenant’s interest in a master operating leasehold (the “Master Lease”) on the Empire State Building (the “Building”), located at 350 Fifth Avenue, New York, New York. On April 17, 2002 Associates acquired, through a wholly-owned limited liability company, the fee title to the Building and to the land thereunder (the “Land”), (together, the “Real Estate”). Associates subleases the property to Empire State Building Company L.L.C. (“Sublessee”). The consolidated financial statements include the accounts of Associates and, effective April 17, 2002, its wholly-owned limited liability company, Empire State Land Associates L.L.C. All intercompany accounts and transactions have been eliminated in consolidation.

Associates’ members are Peter L. Malkin, Anthony E. Malkin and Thomas N. Keltner, Jr., each of whom also acts as an agent for holders of participations in his respective member interest in Associates. In the consolidated Statements of Members’ Equity, each such agent representation is referred to as a Group (i.e., Peter L. Malkin Group, Thomas N. Keltner, Jr. Group and Anthony E. Malkin Group).

2.	Summary of Significant Accounting Policies

a.	Cash and Cash Equivalents

Cash and cash equivalents include investments in money market funds and all highly liquid debt instruments with an original maturity of three months or less when acquired.

b.	Restricted Cash

Restricted cash at December 31, 2011 and 2010 includes a checking account at HSBC Bank and a money market account held at Capital One Bank pursuant to the terms of the loans, to be used monthly to satisfy a portion of the loan interest obligation.

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

The Real Estate is carried in the financial statements at its historical cost of $60,484,389. The Building and Building improvements are being depreciated on the straight-line basis over their estimated useful lives of 39 years. The tenant improvements are being depreciated over the terms of the individual tenant leases or the estimated useful life if shorter. Under the terms of the April 17, 2002 contract of sale, the deed contains language to avoid the merger of the fee estate and the leasehold, although on a consolidated financial statement basis Associates incurs no leasehold rent expense after acquiring the Real Estate.

e.	Mortgage Financing Costs, Leasing Commissions and Amortization

Mortgage financing costs relating to the Secured Term Loan totaling $7,405,455 are being amortized ratably over the life of the loan. As the prior first and second mortgages were repaid on July 26, 2011, the remaining unamortized balance of applicable financing costs were written-off. The unamortized loan costs and the prepayment penalty of $2,343,372 on early repayment of such mortgages are included in interest expense of Associates for the year ended December 31, 2011.

Leasing commissions (incurred in connection with the building improvements program) represent reimbursements to the Sublessee for commissions incurred for new tenants and are being amortized over the terms of the individual tenant leases.

f.	Revenue Recognition

Basic rental income, as defined in a long-term lease, is a fixed amount that Associates records ratably over the year. Additional rent is based on 50% of the net operating profit of the Sublessee, as defined, in excess of $1,000,000 for each lease year ending December 31st and is recorded by Associates when such amount becomes realizable and earned, at the end of each calendar year.

EMPIRE STATE BUILDING ASSOCIATES L.L.C.

(A Limited Liability Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

g.	Valuation of Long-Lived Assets

Associates assesses the carrying amount of long-lived assets whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. When Associates determines that the carrying amount of long-lived assets is impaired, the measurement of any impairment is based on a discounted cash flow method. No impairment loss has been recorded for the years ended December 31, 2011 and 2010.

h.	Income Taxes

Associates is organized as a limited liability company and is taxed as a partnership for income tax purposes. Accordingly, Associates is not subject to federal and state income taxes and makes no provision for income taxes in its financial statements. Associates’ taxable income or loss is reportable by its members.

Associates has determined that there are no material uncertain tax positions that require recognition or disclosure in its financial statements. Taxable years ended December 31, 2008, 2009, 2010 and 2011 are subject to IRS and other jurisdictions tax examinations.

At December 31, 2011, the reported amounts of Associates’ aggregate tax bases exceeded their net assets by approximately $685,600. At December 31, 2010, there was no difference between the tax bases and the reported amount of Associates’ aggregate net assets.

i.	Offering Costs

External offering costs of $7,503,364 and $1,038,603 were incurred for the years ended December 31, 2011 and 2010, respectively, and are reflected as deferred costs on Associates’ Consolidated Balance Sheets. Such costs are comprised of accounting fees, legal fees, and other professional fees. Such costs have been deferred and shall be recorded as a reduction of proceeds of the IPO, or expensed as incurred if the IPO is not consummated. Additional offering costs for work done by employees of the Supervisor of $1,001,245 and $142,691 for the years ended December 31, 2011 and 2010, respectively, were incurred and advanced by the Supervisor and have been reimbursed to the Supervisor by the entities to be included in the consolidation.

EMPIRE STATE BUILDING ASSOCIATES L.L.C.

(A Limited Liability Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

2.	Summary of Significant Accounting Policies (continued)

j.	New Accounting Pronouncements:

In May 2011 the FASB issued ASU 2011-04, Fair Value Measurements (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP. This ASU provides guidance setting forth additional requirements relating to disclosures about fair value. The guidance will be effective for us beginning with the first interim period in 2012. In accordance with the guidance, we will be required to disclose the level in the fair value hierarchy in which each fair value lies that is disclosed but not used to measure an asset or liability on the balance sheet. The guidance also clarifies that the fair value of a non-financial asset is based on its highest and best use and requires disclosure if a non-financial asset is being used in a manner that is not its highest and best use. Associates does not have any financial instruments that would be materially impacted by this standard as of December 31, 2011.

3.	Mortgages Payable

To finance the acquisition of the fee title to the Real Estate (Note 1) and certain related costs, on April 17, 2002 Associates obtained a $60,500,000 first mortgage with Capital One Bank. The mortgage was scheduled to mature on May 1, 2012. To finance improvements at the property and costs of the financing, on February 25, 2009 Associates borrowed $31,500,000 from Signature Bank secured by a second mortgage on the Real Estate. The second mortgage was also scheduled to mature on May 1, 2012. The first and second mortgage loans aggregating $92,000,000 plus accrued interest and prepayment penalties of $2,343,373 were prepaid on July 26, 2011 out of proceeds from the new $159,000,000 financing described below.

On July 26, 2011, Associates entered into a three-year term loan (the “Secured Term Loan”) with institutional lenders, including HSBC Bank USA, National Association as agent and HSBC Bank USA, National Association and DekaBank Deutsche Girozentrale as lead arrangers. At the closing of the Secured Term Loan, the lenders provided Associates with an advance of $159,000,000 (of which $92,000,000 repaid existing indebtedness). The Secured Term Loan is secured by a mortgage on the Real Estate.

The Secured Term Loan was amended by the First Amendment to Loan Agreement, Ratification of Loan Documents and Omnibus Amendment dated as of November 2, 2011 to provide for additional commitments from Capital One, National Association and Bank of America, N.A. of up to $141,000,000 so that, collectively, the loan was increased to $300,000,000. No additional funds were drawn at the time of the modification. Provided no event of default has occurred, and subject to other conditions, upon Associates’ request, HSBC has also agreed to source further additional commitments aggregating up to $200,000,000 in the sole discretion of the lenders. Any further advances under the Secured Term Loan are subject to the consent of the Sublessee. The Secured Term Loan was amended on November 23, 2011 clarifying certain terms upon which the Real Estate is permitted to be transferred into a consolidated entity without accelerating the Secured Term Loan.

EMPIRE STATE BUILDING ASSOCIATES L.L.C.

(A Limited Liability Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

3.	Mortgages Payable (concluded)

Pursuant to the terms of the Secured Term Loan agreement, Associates and Sublessee entered into an amendment dated July 26, 2011 to the sublease (“Third Modification of Sublease”) pursuant to which (i) Sublessee consented to the advance of up to $159,000,000 under the Secured Term Loan and (ii) in accordance with the terms of the existing sublease agreement (which terminates on January 4, 2076) between Sublessee and Associates, the basic rent payable by Sublessee was increased by an amount equal to the debt service on the portion of the borrowing from the Secured Term Loan associated with improvements (excluding any principal payable upon maturity) (Note 12). The original basic rent payable by Sublessee is more than sufficient to pay the debt service on the portion of the borrowing associated with purchasing the fee position in 2002.

Subject to the terms and conditions of the Secured Term Loan agreement, the outstanding principal amount of the Secured Term Loan shall bear interest at a rate equal to 2.5% per annum above 30-day LIBOR, unless such rate is not available, in which event the Secured Term Loan would bear interest at 2.5% per annum in excess of (i) HSBC’s prime rate or (ii) the BBA LIBOR Daily Floating Rate. In connection with this loan, Associates issued promissory notes, a mortgage encumbering the Property in favor of the agent for the lenders, and other customary security and other loan documents. The maturity date of this loan is July 26, 2014, which Associates may extend to July 26, 2015 and thereafter to July 26, 2016, in each case upon payment of an extension fee of 0.25% of the total availability under the Secured Term Loan agreement at the time of such extension. Such extensions are subject to customary conditions, including the satisfaction of certain loan-to-value and debt yield ratios and the absence of an event of default.

EMPIRE STATE BUILDING ASSOCIATES L.L.C.

(A Limited Liability Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

4.	Related Party Transactions – Rent Income

Associates does not operate the Building. It subleases the Building to Sublessee pursuant to a net operating sublease (the “Sublease”), which included an initial term which expired on January 4, 1992. The Sublease provides four separate options for Sublessee to renew the term, in each case for an additional 21 years, on the terms of the original Sublease. Such renewals have been exercised by Sublessee (a) on January 30, 1989, for the first renewal period from January 5, 1992 through January 4, 2013 and (b) as of February 11, 2010, for the remaining three renewal periods from January 5, 2013 through January 4, 2076 (the last two such renewals being exercised by Sublessee with Associates’ consent for early exercise). Sublessee is required to pay annual basic rent of $6,018,750 from January 1, 1992 through January 4, 2013, and $5,895,625 from January 5, 2013 through the expiration of all renewal terms. Sublessee is also required to pay Associates additional rent of 50% of Sublessee’s net operating profit, as defined in the Sublease, in excess of $1,000,000 for each lease year ending December 31. In addition to the above, Sublessee is required to pay for all operating and maintenance expenses, real estate taxes, and necessary repairs and replacements, and keep the Building adequately insured against fire and accident. In accordance with the 3rd lease modification dated July 26, 2011, basic rent was increased to cover debt service relating to the Secured Term Loan refinancing that prepaid the first and second mortgages aggregating $92,000,000 (Note 3), to the extent the Secured Term Loan debt exceeds the previous first mortgage of $60,500,000. Basic rent will be increased to cover debt service on any additional borrowings for improvements and tenanting costs and on any refinancing of such debt so long as the aggregate amount refinanced does not exceed the then existing amount of debt plus refinancing costs.

Additional rent through all renewal terms under the Sublease is payable in an amount equal to 50% of the Sublessee’s annual net operating profit, as defined, in excess of $1,000,000. For 2011 and 2010, Sublessee reported net operating profit of $58,560,898 and $9,222,742, respectively. Therefore, rent income was comprised as follows:

	For the years ended December 31,
	2011	2010
Minimum basic rent	$6,018,750	$6,018,750
Additional basic rent	2,434,117	2,074,528
Additional rent earned	28,780,449	4,111,371

	$37,233,316	$12,204,649

Due to Sublessee at December 31, 2011 represents the payable to Sublessee for purchased building and tenanting costs.

Real estate taxes paid directly by the Sublessee for the years ended December 31, 2011 and 2010 totaled $30,009,907 and $27,664,886, respectively.

EMPIRE STATE BUILDING ASSOCIATES L.L.C.

(A Limited Liability Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

4.	Related Party Transactions – Rent Income (concluded)

The following is a schedule of future minimum rental income (assuming that the Sublessee does not surrender the Sublease):

Year ending December 31,
2012	$6,018,750
2013	5,895,625
2014	5,895,625
2015	5,895,625
Thereafter	353,737,500

$377,443,125

On July 26, 2011, Associates refinanced the existing mortgages which were scheduled to mature on May 1, 2012. The above table does not reflect additional basic rent to cover debt service on the Secured Term Loan. As indicated in the above table, additional basic rent for the years ended December 31, 2011 and 2010 to cover debt service on the mortgages totaled $2,434,117 and $2,074,528, respectively. The above table reflects all lease renewals described above.

5.	Related Party Transactions – Supervisory and Other Services

Supervisory and other services are provided to Associates by its supervisor, Malkin Holdings LLC (“Malkin Holdings” or the “Supervisor”), a related party. Associates’ members consist of certain individuals who hold senior positions at Supervisor, each of whom also acts as an agent (collectively, the “Agents”) for holders (the “Participants”) of participations (“Participations”) in his respective member interest in Associates. Beneficial interests in Associates are held directly or indirectly by one or more persons at Malkin Holdings and/or their family members.

Associates pays Supervisor for supervisory services and disbursements. The basic fee (the “Basic Payment”) had been payable at the rate of $100,000 per annum, payable $8,333 per month, since inception in 1961. The Agents approved an increase in such fee in an amount equal to the increase in the Consumer Price Index since such date, resulting in an increase in the Basic Payment to $725,000 per annum effective July 1, 2010, to be adjusted annually for any subsequent increase in the Consumer Price Index. The Basic Payment is payable (i) not less than $8,333 per month and (ii) the balance out of available reserves from Additional Rent. If Additional Rent is insufficient to pay such balance, any deficiency shall be payable in the next year in which Additional Rent is sufficient. The Agents also approved payment by Associates, effective July 1, 2010, of the expenses in connection with regular accounting services related to maintenance of Associates’ books and records. Such expenses were previously paid by Supervisor.

EMPIRE STATE BUILDING ASSOCIATES L.L.C.

(A Limited Liability Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

5.	Related Party Transactions – Supervisory and Other Services (concluded)

In 2011, Malkin Holdings earned $1,001,245 from Associates and $983,027 from Sublessee for special supervisory services at hourly rates in connection with a proposed consolidation of Associates, other public and private entities supervised by Malkin Holdings, and Malkin Holdings and certain affiliated management companies into Empire State Realty Trust, Inc., a newly formed REIT, all representing Associates’ allocable portion of such fees to be paid directly and not borne indirectly through Additional Rent deductions. Malkin Holdings also receives an additional payment equal to 6% of distributions to the Participants in Associates in excess of 9% per annum on their remaining cash investment in Associates (which at December 31, 2011 was $33,000,000). For tax purposes, any additional payment is recognized as a profits interest and the Supervisor is treated as a partner, all without modifying each Participant’s distributive share of reportable income and cash distributions. Distributions in respect of Malkin Holdings’ profits interest totaled $1,166,417 for 2011 and $59,417 for 2010, respectively.

Malkin Holdings also serves as supervisor for Sublessee for which it receives a basic annual fee of $574,000 effective January 1, 2010, adjusted annually by the Consumer Price Index. The basic supervisory fees for the years ended December 31, 2011 and 2010 were $583,368 and $574,000, respectively. For the years ended December 31, 2011 and 2010, Malkin Holdings received $1,667,955 and $271,332, respectively, from the Sublessee in other service fees. Under separate agreements to which Sublessee is not a party, certain of Sublessee’s participants pay Malkin Holdings and members of Peter L. Malkin’s immediate family a percentage of distributions above an annual threshold. These third party payments (which totaled $1,796,393 and $68,880 in 2011 and 2010, respectively, to Malkin Holdings and such Malkin family members) do not impose any obligation upon Sublessee or affect its assets and liabilities.

6.	Number of Participants

There were 2,824 and 2,813 Participants in the participating groups at December 31, 2011 and 2010, respectively.

EMPIRE STATE BUILDING ASSOCIATES L.L.C.

(A Limited Liability Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

7.	Determination of Distributions to Participants

Distributions to Participants during each year generally reflect the excess of the current year’s annual rent income, plus additional rent income and dividend income earned in the prior year, over the cash expenses and mortgage requirements of the current year, adjusted for those cash reserves management judges to be suitable under the circumstances.

8.	Distributions and Amount of Income per $10,000 Participation Unit

Distributions per $10,000 participation unit during the years ended December 31, 2011 and 2010, based on 3,300 participation units outstanding during each year, consisted of him following:

	Year ended December 31,
	2011	2010
Income	$1,179	$1,066
Return of capital	—	1,131

Total distributions	$1,179	$2,197

9.	Contingencies

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

An August 29, 2006 settlement agreement terminated Helmsley-Spear, Inc. as managing and leasing agent at the property as of August 30, 2006. Sublessee is now self-managing the property, subject to the supervision of Malkin Holding L.L.C., as its supervisor, while engaging third party leasing agents, CB Richard Ellis for retail space since August 30, 2006 and Newmark Knight Frank for non-retail space since October 21, 2009.

EMPIRE STATE BUILDING ASSOCIATES L.L.C.

(A Limited Liability Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

9.	Contingencies (concluded)

Five putative class actions have been brought by Participants in Registrant and several other entities supervised by Malkin Holdings that own fee or leasehold interests in various properties located in New York City, the first of which was filed March 1, 2012 (the “Class Actions”). As now pending in New York State Supreme Court, New York County, each Class Action challenges the proposed consolidation of those and other properties supervised by Malkin Holdings into a real estate investment trust (the “REIT”) and the initial public offering of shares in Empire State Realty Trust, Inc., a Maryland corporation which intends to qualify for U.S. tax purposes as a REIT. The plaintiffs assert claims against Malkin Holdings, Malkin Properties, L.L.C., Malkin Properties of New York, L.L.C., Malkin Properties of Connecticut, Inc., Malkin Construction Corp., Anthony E. Malkin, Peter L. Malkin, Estate of Leona M. Helmsley, Empire State Realty OP, L.P., and the REIT (“Defendants”) for breach of fiduciary duty and/or aiding and abetting breach of fiduciary duty, alleging, inter alia, that the terms of the transaction are unfair to the Participants and overly favorable to Malkin Holdings and related parties. The complaints seek money damages and injunctive relief preventing the proposed transaction. On April 3, 2012, plaintiffs moved for consolidation of the actions and for appointment of co-lead counsel. Defendants intend to consent to consolidation, and have no position with respect to appointment of co-lead counsel.

The Class Actions are in a very preliminary stage, with no responses to the complaints having been filed to date. Defendants have stated they believe the Class Actions are without merit and intend to defend them vigorously.

10.	Concentration of Credit Risk

	December 31,
	2011	2010
Cash and cash equivalents consist of the following:
JPMorgan Chase Bank	$96,212	$6,045,419
Signature Bank	—	141,357
Fidelity U.S. Treasury Income Portfolio	23,139,855	19,131,403

Total cash and cash equivalents	$23,236,067	$25,318,179

EMPIRE STATE BUILDING ASSOCIATES L.L.C.

(A Limited Liability Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

10.	Concentration of Credit Risk (concluded)

Associates maintains cash and cash equivalents (including restricted cash) in two banks and in a money market fund (Fidelity U.S. Treasury Income Portfolio). The Federal Deposit Insurance Corporation (“FDIC”) insures each interest bearing account up to $250,000 and fully insures non-interest bearing accounts through December 31, 2012. At December 31, 2011, the bank accounts are fully insured. Funds in the money market fund were not insured at December 31, 2011 and 2010. Distributions are paid from a cash account held by Malkin Holdings. That account is included on the accompanying balance sheet as “Due from Supervisor.” The funds (approximately $324,000 at December 31, 2011 and 2010) were paid to the Participants on January 1, 2012 and 2011, respectively.

11.	Building Improvements Program

In 2008, the Participants of Associates and the members in Sublessee consented to a building improvements program (the “Program”) with an initial borrowing of $31,500,000 and authorization for possible future refinancings of mortgage debt. To finance improvements to the Real Estate and costs of financing, on February 25, 2009 Associates borrowed $31,500,000 from Signature Bank (Note 3) which was prepaid on July 26, 2011 out of proceeds from the new $159,000,000 Secured Term Loan. Commencing July 26, 2011, Basic Rent was increased to cover debt service on the refinanced loan balance to the extent the Secured Term Loan debt exceeds $60,500,000 which was the balance of the prior first mortgage. As of December 31, 2011, Associates had incurred costs related to the Program of $57,007,324 and estimates that the Program, expected to be completed substantially in 2016, will be approximately $626,000,000 including sprinkler work of approximately $23,000,000. Due to Sublessee at December 31, 2011 represents the payable to Sublessee for purchased building tenanting costs. The costs of the Program will be financed by the Secured Term Loan, additional financing (Note 3) and Sublessee’s operating cash flow.

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

EMPIRE STATE BUILDING ASSOCIATES L.L.C.

(A Limited Liability Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

12.	Subsequent Events

Additional Rent of $28,780,449 was paid to Associates on March 5, 2012. On March 8, 2012, out of the Additional Rent, $17,343,000 was distributed to the Participants in Associates and $1,107,000 was paid to Malkin Holdings, representing the balance of its additional payment for 2011.

Sublessee concluded an agreement with New York City for a reduction in real estate taxes for the tax years 2002/2003-2011/2012 resulting in gross tax savings of approximately $16,900,000, of which approximately $12,400,000 will be in the form of a refund and the balance through future tax reductions to be phased in through 2012/2016. Professional fees total $1,735,010, including $867,505 to Malkin Holdings. Sublessee is reviewing the adjustment to real estate tax escalation rent billings to existing tenants resulting from the tax reduction.

An additional $30,000,000 was drawn on the Secured Term Loan on April 6, 2012 bringing the total amount advanced to $189,000,000.

EMPIRE STATE BUILDING ASSOCIATES L.L.C.

(A Limited Liability Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

SCHEDULE III

Real Estate and Accumulated Depreciation

		December 31,		December 31,
Column		2011		2010
A	Description
	Land and building situated at 350 Fifth Avenue, New York, New York
B	Encumbrances
	HSBC Bank	$159,000,000		—

	Capital One Bank and Signature Bank	—		$92,000,000

C	Initial cost to company
	Land and building	$60,484,389		$60,484,389

D	Cost capitalized subsequent to acquisition
	Building, tenant improvements and improvements in progress	$57,007,324		$10,162,577

E	Gross amount at which carried at close of period
	Land	$21,550,588		$21,550,588
	Building, tenant improvements and improvements in progress	95,941,125		49,096,378

	Total	$117,491,713	(a)	$70,646,966	(a)

F	Accumulated depreciation	$11,896,048	(b)	$9,105,542	(b)

G	Date of construction	1931		1931

H	Date acquired	April 17, 2002		April 17, 2002

I	Life on which depreciation of building and improvements in latest income statements is computed	39 years		39 years
(a)	Gross amount of real estate balance at January 1	$70,646,966		$70,646,966
	Purchase of real estate: improvements	46,844,747		—

	Balance at December 31	$117,491,713		$70,646,966

	The costs for federal income tax purposes are the same as for financial statement purposes.
(b)	Accumulated depreciation
	Balance at January 1	$9,105,542		$7,846,711
	Depreciation: F/Y/E	2,790,506		1,258,831

	Balance at December 31	$11,896,048		$9,105,542

EMPIRE STATE BUILDING

COMPANY L.L.C. AND

AFFILIATES

CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2011 and 2010

EMPIRE STATE BUILDING COMPANY L.L.C. AND AFFILIATES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Empire State Building Company L.L.C.

(a Limited Liability Company)

We have audited the accompanying consolidated balance sheets of Empire State Building Company L.L.C. and Affiliates as of December 31, 2011 and 2010, and the related consolidated statements of income, changes in equity and cash flows for each of the two years in the period ended December 31, 2011. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of Company’s internal controls over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Empire State Building Company L.L.C. and Affiliates at December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

New York, New York

April 11, 2012

EMPIRE STATE BUILDING COMPANY L.L.C. AND AFFILIATES

CONSOLIDATED BALANCE SHEETS

December 31,	2011	2010
ASSETS
Property—at cost:
Leasehold improvements	$168,225,715	$169,116,734
Subtenant improvements	62,001,552	62,001,552
Leasehold	740,000	740,000
Equipment	5,436,001	5,436,001

	236,403,268	237,294,287
Less accumulated depreciation and amortization	53,913,170	42,546,701

Net Property	182,490,098	194,747,586
Other Assets:
Cash and cash equivalents	32,210,735	42,797,338
Cash—restricted—tenants’ security deposits	5,890,221	4,836,544
Cash—tenant improvement escrow	7,268,591	683,147
Accounts receivable—net	1,507,232	2,263,592
Rent receivable—net	3,800,230	4,745,195
Unbilled rent receivable—net	43,796,054	35,403,198
Loans receivable	1,235,179	1,353,575
Prepaid expenses	16,390,511	16,024,792
Deferred charges and other deferred costs, net of accumulated amortization	12,392,263	16,186,225
Due from Lessor	6,067,806	1,888,629
Due from Supervisor	300,000	300,000
Other assets	—	314,445

Total Assets	$313,348,920	$321,544,266

The accompanying notes are an integral part of these consolidated financial statements.

EMPIRE STATE BUILDING COMPANY L.L.C. AND AFFILIATES

CONSOLIDATED BALANCE SHEETS

December 31,	2011	2010
LIABILITIES AND EQUITY
Liabilities:
Accounts payable and accrued liabilities	$19,384,473	$22,576,559
Tenants’ security deposits payable	5,890,221	4,836,544
Overage rent due to Lessor	28,780,449	—
Due to Lessor	—	8,963,473
Due to Supervisor	—	97,401
Deferred income	8,935,964	5,992,005

Total Liabilities	62,991,107	42,465,982

Commitments and Contingencies	—	—
Equity (Deficit):
Empire State Building Company L.L.C. members’ equity	252,164,398	282,084,869
Noncontrolling interest	(1,806,585)	(3,006,585)

Total Equity	250,357,813	279,078,284

Total Liabilities and Equity	$313,348,920	$321,544,266

The accompanying notes are an integral part of these consolidated financial statements.

EMPIRE STATE BUILDING COMPANY L.L.C. AND AFFILIATES

CONSOLIDATED STATEMENTS OF INCOME

Years Ended December 31,	2011	2010
Income:
Rent:
Minimum rental revenue	$71,027,944	$63,238,062
Tenant reimbursements	25,652,065	30,041,000
Antenna license fees	16,410,246	16,056,286
Other	5,504,740	5,045,107

Total Rent	118,594,995	114,380,455

Observatory:
Revenue	80,562,446	78,879,919
Expenses	20,009,225	18,249,147

Observatory Net Income	60,553,221	60,630,772

Total Income	179,148,216	175,011,227

Operating Expenses:
Basic rent expense	8,439,772	8,094,750
Overage rent	28,780,449	4,111,371
Real estate taxes	30,009,907	27,664,886
Payroll and related costs	23,025,267	21,116,346
Repairs and maintenance	14,697,053	10,689,687
Utilities	12,557,405	15,539,915
Supervisory fees	583,368	574,000
Professional fees	5,340,405	5,543,394
Insurance	7,422,948	7,657,206
Advertising	2,113,253	2,538,242
Cleaning	2,881,196	2,924,560
Administrative	1,580,273	2,292,902
Acquisition fees	8,305,666	—
Depreciation	12,795,037	9,318,935
Amortization	3,038,347	2,374,619
Bad debts, net	5,423,352	2,405,578

Total Operating Expenses	166,993,698	122,846,391

Operating Income	12,154,518	52,164,836
Interest and Dividend Income	125,011	140,043

Net Income	12,279,529	52,304,879
Net Income of Affiliate Attributable to Noncontrolling Interest	(1,200,000)	(1,935,159)

Net Income Attributable to Empire State Building Company L.L.C.	$11,079,529	$50,369,720

The accompanying notes are an integral part of these consolidated financial statements.

EMPIRE STATE BUILDING COMPANY L.L.C. AND AFFILIATES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

Years Ended December 31, 2011 and 2010	Total	Empire State Building Company L.L.C. Members’ Equity	Noncontrolling Interest
Equity (Deficit)—January 1, 2010	$230,373,405	$235,315,149	$(4,941,744)
Distributions—2010	(3,600,000)	(3,600,000)	—
Net Income—2010	52,304,879	50,369,720	1,935,159

Equity (Deficit)—December 31, 2010	279,078,284	282,084,869	(3,006,585)
Distributions—2011	(41,000,000)	(41,000,000)	—
Net Income—2011	12,279,529	11,079,529	1,200,000

Equity (Deficit)—December 31, 2011	$250,357,813	$252,164,398	$(1,806,585)

The accompanying notes are an integral part of these consolidated financial statements.

EMPIRE STATE BUILDING COMPANY L.L.C. AND AFFILIATES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31,	2011	2010
Cash Flows from Operating Activities:
Net income	$12,279,529	$52,304,879
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	12,795,037	9,318,935
Amortization	3,038,347	2,374,619
Bad debts	5,423,352	2,405,578
Net change in operating assets and liabilities:
Accounts receivable	756,360	(2,533,006)
Rent receivable	(4,478,387)	1,359,668
Unbilled rent receivable	(8,392,856)	(4,740,929)
Loans receivable	118,396	46,334
Prepaid expenses	(365,719)	(1,226,486)
Deferred charges—leasing commissions and costs	(435,655)	(2,516,294)
Overage rent due from/to Lessor	30,669,078	540,960
Other assets	314,445	219,752
Accounts payable and accrued liabilities	5,062,734	(5,749,142)
Deferred income	2,943,959	372,366

Net Cash Provided by Operating Activities	59,728,620	52,177,234

Cash Flows from Investing Activities:
Property additions	(7,025,547)	(49,768,496)
Tenant improvement escrow, net	(6,585,444)	(3,539)

Net Cash Used in Investing Activities	(13,610,991)	(49,772,035)

Cash Flows from Financing Activities:
Members’ distributions	(41,000,000)	(3,600,000)
Reimbursements from Lessor	48,189,857	—
Outlays on behalf of Lessor	(64,835,291)	—
Other deferred costs	941,202	(941,202)
Advances from Lessor to fund building improvements	—	1,658

Net Cash Used in Financing Activities	(56,704,232)	(4,539,544)

Net Decrease in Cash and Cash Equivalents	(10,586,603)	(2,134,345)
Cash and Cash Equivalents—beginning of year	42,797,338	44,931,683

Cash and Cash Equivalents—end of year	$32,210,735	$42,797,338

Net cash used in financing activities excludes increases of $1,069,069 and $-0- in accounts payable and accrued liabilities for the years ended December 31, 2011 and 2010, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

EMPIRE STATE BUILDING COMPANY L.L.C. AND AFFILIATES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

Years Ended December 31,	2011	2010
Supplemental Schedule of Noncash Activities -
For the year ended December 31, 2010, the Company entered into a lease modification agreement with a tenant which had a rent receivable balance in arrears.
Decrease in rent receivable	$—	$1,399,909
Increase in loans receivable	—	(1,399,909)

	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

EMPIRE STATE BUILDING COMPANY L.L.C. AND AFFILIATES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Nature of Business

Empire State Building Company L.L.C. (“ESB”) was originally organized on August 15, 1961 as a joint venture to lease and sublease the approximately 2,800,000 square foot office building and Observatory, more commonly known as the Empire State Building situated at 350 Fifth Avenue, New York, New York, (the “Property”). At December 31, 2011, the Property was approximately 68% occupied. On April 2, 1971, ESB converted from a joint venture to a general partnership. On December 17, 2001, ESB converted from a general partnership to a New York limited liability company and is now known as Empire State Building Company L.L.C. Although limited liability companies are unincorporated associations, their members have limited personal liability for the obligations or debts of the entity similar to stockholders of a corporation.

ESB commenced operations on August 15, 1961 and is to continue until the earlier of the complete disposition of all of the Company’s assets, unless sooner terminated pursuant to the Operating Agreement or by law.

On February 9, 1962, Empire State Building, Inc. (the “Observatory” or “Inc.”) was formed to sublease from ESB and operate the observation decks located on the 86th and 102nd floors of the Property. A new lease was entered into in 2010 (the “2010 Lease”) under which Inc. acted as agent for a joint venture (the “Joint Venture”) owned 99% by ESB and 1% by Inc. The Joint Venture arrangement has no significant impact on the financial position or results of operations reported in the consolidated financial statements. The 2010 Lease expired on December 31, 2010 and was not renewed.

On January 1, 2011, ESB entered into a lease for the observation decks with ESB Observatory LLC, a newly organized limited liability company owned 99% by ESB and 1% by ESB 102 Corporation (which, in turn, is owned 100% by ESB), for a five-year term commencing January 1, 2011 and expiring December 31, 2015. ESB Observatory LLC is to pay fixed annual rent of $6,700,000, adjusted each year commencing 2012 to reflect the increase in the Consumer Price Index, plus additional rent, as defined in the lease. The new leasing arrangement does not have a significant impact on the financial position or results of operations reported in the consolidated financial statements.

On July 15, 2009, ESB Captive Insurance Company L.L.C. (the “Captive”) was formed in the State of Vermont, as a captive insurance company to insure the Property and business interruption risks of ESB and the Observatory, including, but not limited to, terrorism risks. The Captive was formed as a single member limited liability company, wholly owned by ESB. For income tax reporting purposes, a single member LLC is classified as a division of its member, accordingly, the single member LLC’s taxable income or loss is reportable by its member. The Captive reinsures certain coinsurance amounts. There were no losses incurred through December 31, 2011.

EMPIRE STATE BUILDING COMPANY L.L.C. AND AFFILIATES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	Summary of Significant Accounting Policies

Principles of consolidation — The accompanying consolidated financial statements include the accounts of Empire State Building Company L.L.C. and its wholly owned subsidiaries: ESB Captive Insurance Company L.L.C., ESB 102 Corporation, and ESB Observatory LLC; and Empire State Building, Inc. (collectively, the “Company”).

All significant intercompany accounts and transactions have been eliminated in consolidation.

The Company follows the provisions pertaining to noncontrolling interests of Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 810, “Consolidation.” A noncontrolling interest is the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent. Among other matters, the noncontrolling interest standards require that noncontrolling interests be reported as part of equity in the consolidated balance sheets (separately from the controlling interest’s equity). The noncontrolling interest standards also require companies to disclose the changes in the noncontrolling interest in the statement of equity or in a separate note to the financial statements; and require that net income include earnings attributable to the noncontrolling interest with disclosure on the face of the statement of income of the amounts attributable to the parent and to the noncontrolling interest.

The Company’s interest in Empire State Building, Inc. is classified as a noncontrolling interest in the accompanying consolidated financial statements.

Variable interest entities — Under FASB ASC 810, “Consolidation,” when a reporting entity (ESB) is the primary beneficiary of an entity that is a variable interest entity as defined in FASB ASC 810, the variable interest entity must be consolidated into the financial statements of the reporting entity. The determination of the primary beneficiary of a VIE is based on a qualitative rather than a quantitative analysis. An entity is required to consolidate a VIE if it has (i) the power to direct the activities that most significantly impact the entity’s economic performance and (ii) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could be significant to the VIE.

Prior to January 1, 2011, ESB had determined that both Inc. and the Joint Venture were VIEs of which ESB was the primary beneficiary. As a result, ESB consolidated both the Joint Venture and Inc. at December 31, 2010, as ESB through its design of the Joint Venture and Inc. and its lease to the Joint Venture, had both the power to direct the activities that most significantly impact both the Joint Venture and Inc.’s economic performance and the obligation to absorb losses of both the Joint Venture and Inc. and the right to receive benefits from both the Joint Venture and Inc. that could be significant to both the Joint Venture and Inc.

EMPIRE STATE BUILDING COMPANY L.L.C. AND AFFILIATES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On January 1, 2011, ESB deconsolidated the Joint Venture as a result of the expiration of the 2010 Lease. As of December 31, 2011, ESB continued to report an estimated $1,910,000 income tax liability relating to uncertain tax positions of Inc. as ESB is responsible for such liability.

The deconsolidation of the Joint Venture had no impact on ESB’s consolidated balance sheets and statement of income as ESB owned 99% of the Joint Venture.

The aggregate assets, liabilities and deficit of Inc. as of December 31, 2011 were $4,574,414, $6,380,999 and $(1,806,585), respectively, and net income for the year ended December 31, 2011 consisted of an income tax benefit of $1,200,000. The liabilities of Inc. consist of $1,910,000 of income tax liability and approximately $4,470,000 of intercompany payable due to ESB, which eliminates in consolidation. The aggregate assets, liabilities and deficit of the Joint Venture as of December 31, 2010 were $6,895,694, $9,902,279 and $(3,006,585) (includes Inc.’s 1% interest in the Joint Venture), respectively. Net income for the year then ended was $4,515,868 (net of rent paid to ESB). Net income attributable to the noncontrolling interest was $1,935,159 (inclusive of a $1,890,000 income tax benefit).

Revenue recognition:

Empire State Building Company L.L.C. — Minimum rental revenue is recognized on a straight-line basis over the terms of the subleases. The excess of rents so recognized over amounts contractually due pursuant to the underlying subleases is included in unbilled rents receivable on the accompanying balance sheets. Leases generally contain provisions under which tenants reimburse the Company for a portion of property operating expenses, real estate taxes and other recoverable costs. Receivables for escalation and expense reimbursements are accrued in the period the related expenses are incurred. Rental payments received before they are recognized as income are recorded as deferred income.

ESB provides an estimated allowance for uncollectible rent and loans receivable based upon an analysis of tenant and loan receivables and historical bad debts, tenant concentrations, tenant credit worthiness, tenant security deposits (including letters of credit and lease guarantees provided by the tenant), current economic trends and changes in tenant payment terms. Rent receivable is shown net of an estimated allowance for doubtful accounts of $1,455,000 and $1,192,000 at December 31, 2011 and 2010, respectively. Unbilled rent receivable is shown net of an estimated allowance for doubtful accounts of $710,000 and $165,000 at December 31, 2011 and 2010, respectively.

EMPIRE STATE BUILDING COMPANY L.L.C. AND AFFILIATES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Bad debt expense is shown net of recoveries.

ESB Observatory LLC and Empire State Building, Inc. — Revenues from the sale of Observatory tickets are recognized upon admission. Deferred income related to unused and unexpired tickets as of December 31, 2011 was approximately $3,400,000.

ESB Observatory LLC and Empire State Building, Inc. provide an estimated allowance for uncollectible accounts receivable based upon an analysis of accounts receivable and historical bad debts, customer credit worthiness, current economic trends and changes in payment terms. Management believes no allowance is necessary for outstanding accounts receivable balances at December 31, 2011 and 2010.

Cash and cash equivalents — The Company considers highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

At times the Company has demand and other deposits with a bank in excess of federally insured limits. The possibility of loss exists if the bank holding uninsured deposits were to fail.

Property — The Company reviews real estate assets for impairment whenever events or changes in circumstances indicate the carrying amount of assets to be held and used may not be recoverable. Impairment losses are recognized when the estimated undiscounted cash flows expected to be generated by those assets are less than the assets’ carrying amount. Impaired assets are recorded at their estimated fair value calculated based on the discounted cash flows expected to be generated by the asset. No impairment loss has been recorded for the years ended December 31, 2011 and 2010.

Depreciation and amortization — Depreciation is computed by the straight-line method over the estimated useful lives of forty years for the leasehold improvements and seven years for equipment. The leasehold is being depreciated by the straight-line method over the term of the sublease. Subtenant improvements, leasing commissions and leasing costs are amortized by the straight-line method over the terms of the related tenant leases.

EMPIRE STATE BUILDING COMPANY L.L.C. AND AFFILIATES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Repairs and maintenance are charged to expense as incurred. Expenditures which increase the useful lives of the assets are capitalized.

Sales tax — Sales tax collected by ESB from tenants for sub-metered electricity is presented in the financial statements on a gross basis and, accordingly, included in revenue and expenses. Observatory admission ticket sales are reported net of sales tax and, accordingly, excluded from revenue and expenses.

Income taxes — ESB and ESB Observatory LLC are not subject to federal and state income taxes and, accordingly, make no provision for federal and state income taxes in the accompanying financial statements. ESB’s rental operations are not subject to local income taxes. ESB’s taxable income or loss (which includes the income or loss of the Captive) is reportable by its members.

Empire State Building, Inc. has elected to be taxed under the Subchapter S provisions of the Internal Revenue Code and applicable New York State income tax law effective January 1, 1971. Accordingly, the Company has not provided for federal or state income taxes since all income is passed through directly to the stockholders for the years ended December 31, 2011 and 2010. New York City does not recognize S Corporations as pass-through entities. Therefore, Empire State Building, Inc. is subject to New York City general corporate tax which totaled approximately $2,500 for the year ended December 31, 2010. ESB and ESB Observatory LLC are subject to New York City Unincorporated Business tax which totaled approximately $177,000 and $184,000 for the years ended December 31, 2011 and 2010, respectively. ESB 102 Corporation is subject to federal, New York State and New York City corporation tax, which totaled approximately $11,000 for the year ended December 31, 2011. ESB Observatory LLC was in place as of January 1, 2011. The $184,000 is related to ESB Co. Inc. JV, which was the JV in place in 2010.

The Company follows the provisions pertaining to uncertain tax positions of FASB ASC 740, “Income Taxes,” which provides a financial statement recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return. Under FASB ASC 740 the tax benefit from an uncertain tax position may only be recognized if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. Among other matters, FASB ASC 740 also provides guidance on accounting for interest and penalties associated with tax positions. As of December 31, 2011, the Company has recorded a liability of $1,910,000 for uncertain tax positions, which is included in accounts payable and accrued liabilities on the Company’s consolidated balance sheet (including $619,000 of accrued interest and penalty). During the years ended December 31, 2011 and 2010, the Company recorded a tax benefit of $1,200,000 and $1,890,000 (inclusive of reductions in interest and penalties of $330,000 and $496,000) as a component of Observatory Income, net on the accompanying consolidated statement of income. The liability is based on amounts of possible outcomes, using facts, circumstances and information available at the reporting date. Interest and penalties are included as a component of income tax benefit on the accompanying consolidated statement of income.

EMPIRE STATE BUILDING COMPANY L.L.C. AND AFFILIATES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Taxable years ended December 31, 2008, 2009, 2010 and 2011 are subject to IRS and other jurisdictions tax examinations.

Advertising — The Company expenses advertising costs as incurred. The Company incurred advertising costs of $4,703,117 and $5,054,935, respectively (inclusive of $2,589,864 incurred by ESB Observatory LLC in 2011 and $2,516,693 incurred by Empire State Building, Inc. in 2010), for the years ended December 31, 2011 and 2010.

Environmental costs — The Property contains asbestos. The asbestos is appropriately contained, in accordance with current environmental regulations. As certain demolition of the space occurs, environmental regulations are in place, which specify the manner in which the asbestos must be handled and disposed. Because the obligation to remove the asbestos has an indeterminable settlement date, the Company is unable to reasonably estimate the fair value of this obligation. Asbestos abatement costs are charged to expense as incurred.

Estimates — The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Actual results could differ from those estimates. The Company regards the allowance for uncollectible rents (including unbilled rent receivable) as being particularly sensitive. Further, when tenants experience financial difficulties, uncertainties associated with assessing the recoverability of subtenant improvements and leasing commissions increase.

Other items subject to such estimates and assumptions include the determination of the useful life of real estate and other long-lived assets as well as the valuation and impairment analysis of real property and other long-lived assets.

EMPIRE STATE BUILDING COMPANY L.L.C. AND AFFILIATES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The real estate industry has historically been cyclical and sensitive to changes in economic conditions such as interest rates, credit availability and unemployment levels. Changes in these economic conditions could affect the assumptions used by management in preparing the accompanying financial statements.

Recently adopted accounting pronouncements — In January 2010, the FASB issued ASU No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements.” ASU No. 2010-06 amends ASC 820 and requires disclosure of details of significant asset or liability transfers in and out of Level 1 and Level 2 measurements within the fair value hierarchy and inclusion of gross purchases, sales, issuances, and settlements in the rollforward of assets and liabilities valued using Level 3 inputs within the fair value hierarchy. The guidance also clarifies and expands existing disclosure requirements related to the disaggregation of fair value disclosures and inputs used in arriving at fair values for assets and liabilities using Level 2 and Level 3 inputs within the fair value hierarchy. These disclosure requirements were effective for interim and annual reporting periods beginning after December 15, 2009. Adoption of this guidance on January 1, 2010, excluding the Level 3 rollforward, did not result in additional disclosures in our consolidated financial statements. The gross presentation of the Level 3 rollforward is required for interim and annual reporting periods beginning after December 15, 2010. The adoption of this pronouncement did not have a material impact on the Company’s financial statements.

New accounting pronouncements not yet adopted — In May 2011, the FASB issued ASU 2011-04, Fair Value Measurements (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP. This ASU provides guidance setting forth additional requirements relating to disclosures about fair value. In accordance with the guidance the Company requires additional disclosures, including: (i) quantitative information about unobservable inputs used, a description of the valuation processes used, and a qualitative discussion about the sensitivity of the measurements to changes in the unobservable inputs, for Level 3 fair value measurements; (ii) fair value of financial instruments not measured at fair value but for which disclosure of fair value is required, based on their levels in the fair value hierarchy; and (iii) transfers between Level 1 and Level 2 of the fair value hierarchy. For nonpublic companies this ASC is effective for annual periods for fiscal years ending after December 31, 2012. The adoption of this update on January 1, 2012 is not expected to have a material impact on our consolidated financial statements.

In September 2011, the FASB issued ASU 2011-9, Compensation-Retirement Benefits-Multiemployer Plans (Subtopic 715-80): Disclosures about an Employer’s Participation in a Multiemployer Plan. The ASU requires substantially more disclosures regarding the multiemployer plan the Company participates in, the nature of the Company’s commitment to the plan and other disclosures. The current recognition and measurement guidance is unchanged. The Company is evaluating the disclosures required under the ASU. For non-public companies this ASU is effective for annual periods for fiscal years ending after December 31, 2012.

EMPIRE STATE BUILDING COMPANY L.L.C. AND AFFILIATES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	Members’ Equity

Profits, losses and distributions are allocated to the members pursuant to the Company’s Operating Agreement.

The Company must maintain minimum capital and surplus of $250,000 in accordance with Vermont captive insurance regulations.

4.	Deferred Charges

Deferred charges consist of the following as of December 31, 2011 and 2010:

	2011	2010
Leasing commissions	$20,315,761	$22,758,830
Leasing costs and other deferred costs	872,891	1,888,175

	21,188,652	24,647,005
Less accumulated amortization	8,796,389	8,460,780

Total	$12,392,263	$16,186,225

5.	Loans Receivable

During 2010, the Company entered into lease modification agreements with two tenants which had rent receivable balances in arrears totaling $1,399,909. Interest income is recognized using the effective interest method and recognized on the accrual basis. As of December 31, 2011, loans receivable consist of the following:

Date of Loan	Outstanding Principal Balance	Interest Rate	Maturity
February 28, 2010	$995,179	LIBOR (*) + 3.5%	December 1, 2024
December 28, 2010	240,000	Prime (**) + 3.0%	December 1, 2015
	$1,235,179

(*)	0.0556% (three month LIBOR) at December 31, 2011.
(**)	3.25% at December 31, 2011.

EMPIRE STATE BUILDING COMPANY L.L.C. AND AFFILIATES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Future principal payments due are as follows:

2012	$119,000
2013	122,000
2014	124,000
2015	127,000
2016	70,000
Thereafter	673,179

$1,235,179

6.	Related Party Transactions

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

In accordance with the 3rd lease modification dated as of July 26, 2011, the minimum basic rent described above has been increased to cover debt service on the outstanding principal balance in (in an amount not to exceed $159,000,000 without the Lessee’s consent) in excess of $60,500,000 on the Lessor’s $300,000,000 new mortgage Loan obtained July 26, 2011 (the “Loan”), of which $159,000,000 has been advanced as of December 31, 2011. Provided no event of default has occurred, and subject to other conditions, upon Registrants’ request, HSBC has also agreed to source further additional commitments aggregating up to $200,000,000 in the sole discretion of the lenders. Any further advances under the Loan are subject to the consent of Lessee.

On July 26, 2011, the Lessor closed on a new mortgage loan with HSBC Bank USA and other participating banks (the “Lenders”) with an initial advance of $159,000,000 to be used to pay and discharge all existing mortgage loans secured by the Property, to fund operations and working capital requirements relating to the Property (including for improvements) and certain other general purposes. Subject to the conditions set forth in the Loan agreement, the Lenders may provide the Lessor with additional advances of up to $76,000,000 and use commercially reasonable efforts to arrange for additional commitments from other financial institutions in an aggregate amount equal to $65,000,000. On November 2, 2011 the Loan was amended to increase the loan amount to $300,000,000. There were no additional principal advances for the year ending December 31, 2011. The Lessor must also maintain a debt yield as specified in the Loan. Subject to the terms and conditions of the Loan, the outstanding principal amount of the loan shall bear interest at a rate equal to 2.5% per annum above 30-day LIBOR, unless such rate is not available, in which event the Loan would bear interest at 2.5% per annum in excess of (i) HSBC’s prime rate or (ii) the BBA LIBOR Daily Floating Rate. The aggregate rate was 2.78% at December 31, 2011. The Lessor is obligated to repay the outstanding amount of the Loan plus accrued and unpaid interest and all other amounts due under the Loan and related documents on July 26, 2014, which the Lessor may extend to July 26, 2015 and thereafter to July 26, 2016, in each case, subject to an extension fee of 0.25% of the total availability under the Loan at the time of such extension. Such extensions are subject to customary conditions, including the maintenance of a certain loan-to-value ratio and debt yield and the absence of an event of default. The Lessor incurred a prepayment penalty of approximately $2,400,000 in connection with the repayment of the old notes.

EMPIRE STATE BUILDING COMPANY L.L.C. AND AFFILIATES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Improvement and tenanting costs funded out of the proceeds from the Lessor’s mortgage loans which are secured by the Property are borne by the Lessor and capitalized as property improvements or tenanting costs in the Lessor’s financial statements. Improvement and tenanting costs funded out of the ESB’s operating cash flow are borne by ESB and are capitalized in its financial statements as leasehold improvements or tenanting costs.

In connection with the July 2011 refinancing of Lessor’s mortgage loans with a new $159,000,000 mortgage, approximately $58,000,000 became available to fund property improvements and tenanting costs allowing reimbursement to the Company subsequent to June 30, 2011 of approximately $34,000,000 it had incurred and recorded on its financial statements during the first six months of 2011 for fixed asset additions of $24,400,000 and deferred leasing costs of $9,600,000. The foregoing was effected in the third quarter of 2011 and resulted in 1) Company’s removal of such asset additions and Lessor’s recording of same on its financial statements, and 2) Company’s accrual of overage rent payable to the Lessor equal to approximately 50% thereof. During the year ended December 31, 2011, the Company outlaid approximately $63,944,272 for improvements and tenanting costs all of which has been reimbursed to the Company, other than $6,067,806 due from lessor at December 31, 2011.

In accordance with the 2nd lease modification dated as of February 25, 2009, the minimum basic rent described above was increased to cover debt service on the Lessor’s $31,500,000 second mortgage loan obtained on February 25, 2009 that was repaid on July 26, 2011 with the proceeds from the Loan described above. The basic rent was increased to cover debt service, which consisted of only interest during the period the second mortgage loan was outstanding and totaled $1,132,000 and $2,075,938 for the years ended December 31, 2011 and 2010, respectively.

EMPIRE STATE BUILDING COMPANY L.L.C. AND AFFILIATES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

A building improvements program (the “Program”) has been undertaken by the Company to maintain and enhance the Property and its competitive position. As of December 31, 2011 and 2010, the Company has incurred costs related to the Program of approximately $147,000,000 and $143,200,000, respectively, and the Lessor had incurred costs related to the Program of approximately $63,219,000 and $10,160,000, respectively, and estimates that the total costs of all Program-related projects will be approximately $524,000,000. Lessor intends to seek additional financing to fund future Property improvements and tenanting costs.

The Company is financing the Program and billing the Lessor for certain costs incurred. The Program (1) grants the ownership of improvements and tenanting costs funded by Lessor to Lessor and acknowledges Lessor’s desire to finance such costs through an increase in the fee mortgage, and (2) allows for the increased mortgage charges to be paid by Lessor from an equivalent increase in basic rent paid by the Company, all to the extent the Company joins Lessor in approving such mortgage increase. Since additional rent will be decreased by one-half of that increase in basic rent, the net effect of the lease modification is to have the Company and Lessor share the costs of the Program equally, assuming the Company’s profitability continues to obligate it to pay overage rent.

In connection with the Loan, the Company has assigned all subleases and rents to the lender as additional collateral.

EMPIRE STATE BUILDING COMPANY L.L.C. AND AFFILIATES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a schedule of future minimum rental payments as of December 31, 2011 (based on the current amount of the Lessor’s outstanding mortgage obligation and assuming there are no additional principal drawdowns, the Loan continues to bear interest at the aggregate rate in effect as of December 31, 2011 and the Loan is repaid on its initial maturity date):

2012	$8,810,000
2013	8,680,000
2014	8,170,000
2015	5,900,000
2016	5,900,000
Thereafter	347,890,000

$385,350,000

Distributions are paid from a cash account held by Malkin Holdings. That account is reflected on the balance sheets as “Due from Supervisor.”

Due to Lessor at December 31, 2010 represents advances made to the Company of $8,963,473 for building improvements. Due from Lessor at December 31, 2011 of $6,067,806 represents unpaid outlays made on their behalf.

Due from Supervisor at December 31, 2011 and 2010 represents cash held on our behalf by our Supervisor.

Supervisory and other services are provided to the Company by its Supervisor, Malkin Holdings LLC (“Malkin Holdings”), a related party.

Beneficial interests in the Company are held directly or indirectly by one or more persons at Malkin Holdings and/or their family members.

Fees and payments to Malkin Holdings during the years ended December 31, 2011 and 2010, are as follows:

	2011		2010
Basic supervisory fees	$583,368		$574,000
Offering costs for work done by the employees of the Supervisor	983,027	*	119,038	*
Other fees and disbursements	660,318	*	129,306	*
Service fee on security deposit accounts	24,610		22,988

Total	$2,251,323		$845,332

*	Included in other professional fees in the Consolidated Statements of Income.

EMPIRE STATE BUILDING COMPANY L.L.C. AND AFFILIATES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For administration and investment of each tenant security deposit account, Malkin Holdings has earned since 1973 a service fee of 1% of the account balance, which fee totaled $24,610 and $22,988 for the years ended December 31, 2011 and 2010, respectively. As this service fee is deducted from interest otherwise payable to tenants, these financial statements show no related expense to the Company.

Through December 31, 2011, the Company has been charged an aggregate of $9,407,731, included in acquisition fees and other professional fees, of which $1,284,892 is included in accrued liabilities at December 31, 2011, to reimburse Malkin Holdings for services and third-party fees it had advanced pertaining to certain matters regarding a course of action that could result in the Company being acquired by a Empire State Realty Trust, Inc., a Maryland corporation which intends to qualify for U.S. tax purposes as a real estate investment trust (REIT). Such fees are borne entirely by the Company and are not shared indirectly with the Lessor through Overage Rent deductions. If the REIT formation and public offering is completed, the Company will be reimbursed for all such costs by the REIT.

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

Future minimum rentals (including antenna license fees) assuming neither renewals nor extensions of leases which may expire during the periods, on noncancelable operating leases in effect as of December 31, 2011 are as follows:

2012	$90,690,000
2013	90,480,000
2014	85,920,000
2015	82,540,000
2016	71,930,000
Thereafter	385,550,000

$807,110,000

At December 31, 2011, one tenant, a consumer goods sourcing company comprised approximately 27% of future minimum rental income. There were no other tenants which comprised over 10% of the future minimum rental income.

EMPIRE STATE BUILDING COMPANY L.L.C. AND AFFILIATES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In connection with a lease entered into during 2008, the Company was required to escrow funds for the Company’s contribution for improvement work to be performed. These funds will be disbursed as the work is completed (as defined).

8.	Leasing Agreements

The Company has engaged Newmark Knight Frank (“NKF”) as leasing agent for the non-retail space of the Property. For the years ended December 31, 2011 and 2010, NKF commissions capitalized by Company totaled approximately zero and $772,000, respectively.

The Company has engaged CB Richard Ellis, Inc. (“CBRE”) as leasing agent for the retail space of the Property. For the years ended December 31, 2011 and 2010, CBRE commissions capitalized by Company totaled approximately zero and $930,000, respectively.

9.	Multiemployer Pension Plan

In connection with the Company’s collective-bargaining agreements with the Service Employees Janitorial Union - Local 32B-32J and the Central Pension Fund - Local 94, the Company participates with other companies in two defined benefit pension plans. The plans cover all of the Company’s janitorial and engineering employees who are members of the union. These plans are not administered by the Company and contributions are determined in accordance with provisions of negotiated labor contracts. ESB incurred union pension and welfare expense (which is included in payroll and related costs) of approximately $2,876,000 and $2,683,000, respectively, for the years ended December 31, 2011 and 2010. ESB, Inc. incurred union pension and welfare expense of approximately $2,155,000 (which is included in payroll and related costs - see Note 12) for the year ended December 31, 2010. ESB Observatory LLC incurred union pension and welfare expense of approximately $2,549,000 (which is included in payroll and related costs - see Note 12) for the year ended December 31, 2011.

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

EMPIRE STATE BUILDING COMPANY L.L.C. AND AFFILIATES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Plan allows the Company to make discretionary employer contributions. There were no employer contributions for the years ended December 31, 2011 and 2010. The Plan may be terminated at the option of the Company.

11.	Fair Value of Financial Instruments

Cash and cash equivalents (including tenant improvement escrow), accounts receivable, rent receivable, due from Lessor, due from Supervisor, tenant security deposit payable, accounts payable and accrued liabilities, and due to Lessor are carried at amounts which reasonably approximate their fair values, due to the short maturities of the instruments. Loans receivable are carried at amounts which reasonably approximate their fair values at inception due to no known changes in the credit worthiness of the borrowers.

12.	Observatory Operations

The operations of the Empire State Building Observatory are summarized as follows:

	Years Ended December 31,
	2011	2010
Income:
Admissions	$72,992,182	$70,030,303
Ancillary income	295,442	570,793
Credit card and other sales fees	(1,116,105)	(730,504)

Total Income	72,171,519	69,870,592

Operating Expenses:
Payroll and related costs	15,620,010	15,051,314
Advertising	2,589,864	2,516,693
Commercial rent and other taxes	835,500	758,493
Repairs and maintenance	457,918	539,669
Professional fees	1,183,622	451,760
Administrative	522,311	804,381
Other expense	—	16,837

Total Operating Expenses	21,209,225	20,139,147

*Operating Income	50,962,294	49,731,445
Income Tax Benefit	1,200,000	1,890,000

Income prior to income received directly by Empire State Building Company L.L.C.:	$52,162,294	$51,621,445
Revenue received directly by Empire State Building Company L.L.C.:
Observatory license fees	4,869,531	4,727,697
Photography income	2,590,487	2,535,254
Audio tour income	170,544	882,875
Other income	760,365	863,501

Observatory Income, net	$60,553,221	$60,630,772

*	Prior to rent paid and profit sharing to ESB which eliminates in consolidation.

EMPIRE STATE BUILDING COMPANY L.L.C. AND AFFILIATES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.	Litigation

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

(1) 1997 Arbitration/Litigation Proceeding

Malkin Holdings and Peter L. Malkin, a member in the Company, were engaged in a proceeding with Helmsley-Spear, Inc. commenced in 1997, concerning the management, leasing and supervision of the Property, in which Malkin Holdings and Mr. Malkin sought an order removing Helmsley-Spear. In this connection, certain costs for legal and professional fees and other expenses were paid by Malkin Holdings and Mr. Malkin. Malkin Holdings and Mr. Malkin have represented that such costs will be recovered only to the extent that (a) a competent tribunal authorizes payment by the Company or (b) an investor voluntarily agrees that his or her proportionate share be paid. Mr. Malkin has requested, or intends to request, such voluntary agreement from all investors, which may include renewing such request in the future for any investor who previously received such request and failed to confirm agreement at that time. Because any related payment has been, or will be, made only by consenting investors, the Company has not provided for the expense and related liability with respect to such costs in these consolidated financial statements and such consent has not been received at December 31, 2011.

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

EMPIRE STATE BUILDING COMPANY L.L.C. AND AFFILIATES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

EMPIRE STATE BUILDING COMPANY L.L.C. AND AFFILIATES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

EMPIRE STATE BUILDING COMPANY L.L.C. AND AFFILIATES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

a) In March 2012, the Company concluded an agreement with New York City for a reduction in real estate taxes for the tax years 2002/2003-2011/2012 resulting in gross tax savings of approximately $16,900,000, of which approximately $12,400,000 will be in the form of a refund and the balance through future tax reductions to be phased in through 2012/2016. Professional fees totaling $1,735,010, including $867,505 to Malkin Holdings, will be paid from the proceeds of the refund. The Company is reviewing the adjustment to real estate tax escalation rent billings to existing tenants resulting from the tax reduction.

b) An additional $30,000,000 was drawn on the Loan on April 6, 2012 bringing the total amount advanced to $189,000,000.

c) Five putative class actions have been brought by participants in Empire State Building Associates L.L.C. and several other entities supervised by Malkin Holdings that own fee or leasehold interests in various properties located in New York City, the first of which was filed March 1, 2012 (the “Class Actions”). As now pending in New York State Supreme Court, New York County, each Class Action challenges the proposed consolidation of those and other properties supervised by Malkin Holdings into a real estate investment trust (the “REIT”) and the initial public offering of shares in Empire State Realty Trust, Inc., a Maryland corporation which intends to qualify for U.S. tax purposes as a REIT. The plaintiffs assert claims against Malkin Holdings, Malkin Properties, L.L.C., Malkin Properties of New York, L.L.C., Malkin Properties of Connecticut, Inc., Malkin Construction Corp., Anthony E. Malkin, Peter L. Malkin, Estate of Leona M. Helmsley, Empire State Realty OP, L.P., and the REIT (“Defendants”) for breach of fiduciary duty and/or aiding and abetting breach of fiduciary duty, alleging, inter alia, that the terms of the transaction are unfair to the participants and overly favorable to Malkin Holdings and related parties. The complaints seek money damages and injunctive relief preventing the proposed transaction. On April 3, 2012, plaintiffs moved for consolidation of the actions and for appointment of co-lead counsel. Defendants intend to consent to consolidation, and have no position with respect to appointment of co-lead counsel.

EMPIRE STATE BUILDING COMPANY L.L.C. AND AFFILIATES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Class Actions are in a very preliminary stage, with no responses to the complaints having been filed to date. Defendants have stated they believe the Class Actions are without merit and intend to defend them vigorously.

The Company has evaluated events and transactions for potential recognition or disclosure through April 11, 2012 the date the financial statements were available to be issued.

