Form 10-Q
period 2012-03-31
EMPIRE STATE BUILDING ASSOCIATES L.L.C.
filed 2012-05-21
CIK 32776

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Empire State Building Associates L.L.C.

(A Limited Liability Company)

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31, 2012	December 31, 2011
Assets
Real Estate:
Building	$38,933,801	$38,933,801
Less: Accumulated depreciation	(9,942,135)	(9,692,570)

	28,991,666	29,241,231

Building improvements	34,569,890	27,676,681
Less: Accumulated depreciation	(986,815)	(792,081)

	33,583,075	26,884,600

Building improvements in progress	7,042,898	7,058,098

Tenant Improvements	29,688,053	22,272,545
Less: Accumulated depreciation	(2,516,268)	(1,411,398)

	27,171,785	20,861,147

Land	21,550,588	21,550,588

Total real estate, net	118,340,012	105,595,664

Cash and cash equivalents	16,895,053	23,236,067
Restricted cash	501,330	406,312
Due from Supervisor	324,111	324,111
Other receivables	2,572	115,369
Due from Sublessee	6,980,688	28,780,449
Deferred costs	9,707,700	8,541,967
Leasing costs, less accumulated amortization of $742,659 in 2012 and $474,217 in 2011	16,245,966	15,900,512
Mortgage financing costs, less accumulated amortization of $1,603,922 in 2012 and $986,801 in 2011	5,801,532	6,418,654

Total assets	$174,798,964	$189,319,105

Empire State Building Associates L.L.C.

(A Limited Liability Company)

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31, 2012	December 31, 2011
Liabilities and members’ equity
Liabilities:
Mortgages payable	$159,000,000	$159,000,000
Accrued mortgage interest	473,553	463,678
Due to Sublessee	13,455,495	6,067,803
Accrued supervisory fees, to a related party	—	1,107,000
Accrued expenses	50,244	109,325
Due to Supervisor	664,677	1,306,131

Total liabilities	173,643,969	168,053,937
Commitments and contingencies	—	—
Members’ equity (at March 31, 2012 and December 31, 2011, there were 3,300 units (at $10,000 per unit) of participation units outstanding)	1,154,995	21,265,168

Total liabilities and members’ equity	$174,798,964	$189,319,105

See notes to condensed consolidated financial statements.

Empire State Building Associates L.L.C.

(A Limited Liability Company)

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended March 31,
	2012	2011
Revenue:
Rent income, from a related party	$2,291,479	$2,016,295
Interest and dividend income	526	1,399

Total revenue	2,292,005	2,017,694

Expenses:
Interest on mortgage	1,827,679	1,661,651
Supervisory services, to a related party	202,681	196,104
Depreciation of building and tenant improvements	1,549,170	314,707
Amortization of leasing costs	268,442	—
Professional fees and miscellaneous expenses, including amounts paid to a related party	238,873	90,388

Total expenses	4,086,845	2,262,850

Net Loss	$(1,794,840)	$(245,156)

Loss per $10,000 participation unit, based on 3,300 participation units outstanding during the period	$(543.89)	$(74.29)

Distributions per $10,000 participation unit consisted of the following:
Income	$0	$0
Return of capital	5,550.10	294.65

Total distributions	$5,550.10	$294.65

See notes to condensed consolidated financial statements.

Empire State Building Associates L.L.C.

(A Limited Liability Company)

Condensed Consolidated Statements of Members’ Equity

(Unaudited)

	For the Three Months Ended March 31, 2012	For the Year Ended December 31, 2011
Members’ equity:
January 1, 2012	$21,265,168
January 1, 2011		$3,905,227
Add (deduct), net income (loss):
January 1, 2012 through March 31, 2012	(1,794,840)
January 1, 2011 through December 31, 2011		21,249,274

	19,470,328	25,154,501

Less, distributions:
Monthly distributions
January 1, 2011 through March 31, 2012	972,333
January 1, 2011 through December 31, 2011		3,889,333
Additional distribution on March 7, 2012	17,343,000	—

Total distributions	18,315,333	3,889,333

Members’ equity at the end of the period	$1,154,995	$21,265,168

See notes to condensed consolidated financial statements.

Empire State Building Associates L.L.C.

(A Limited Liability Company)

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended March 31, 2012	For the Three Months Ended March 31, 2011
Cash flows from operating activities:
Net loss	$(1,794,840)	$(245,156)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation of building and tenant improvements	1,549,170	314,707
Amortization of mortgage financing costs	617,121	166,650
Amortization of leasing costs	268,442	—
Changes in operating assets and liabilities:
Change in restricted cash	(95,018)	(1,503,195)
Change in other receivables	84,894	7,393
Prepaid expenses	—	(52,084)
Overage rent due from/to Sublessee	28,780,449	(1,888,629)
Leasing costs paid	(398,896)	—
Accrued mortgage interest	9,875	—
Change in due to Supervisor	(135,568)	—
Accrued expenses	(59,081)	(452,272)
Change in due from/to Sublessee	(6,904,702)	—
Accrued supervisory fees, to a related party	(1,107,000)	(312,500)

Net cash provided by (used in) operating activities	20,814,846	(3,965,086)

Cash flows from investing activities:
Purchase of building and tenant improvements	(7,168,908)	—

Net cash used in investing activities	(7,168,908)	—

Cash flows from financing activities:
Distributions to Participants	(18,315,333)	(972,333)
Change in deferred costs	(1,671,619)	(322,377)

Net cash used in financing activities	(19,986,952)	(1,294,710)

Net decrease in cash and cash equivalents	(6,341,014)	(5,259,796)
Cash and cash equivalents, beginning of period	23,236,067	25,318,179

Cash and cash equivalents, end of period	$16,895,053	$20,058,383

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,200,683	$1,495,000

Net cash used in investing activities excludes an increase of $7,124,607 in payable to Sublessee for the three months ended March 31, 2012.

Net cash used in financing activities excludes a decrease in Due to Supervisor of $505,886 for deferred costs for the three months ended March 31, 2012.

See notes to condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements (unaudited)

Note A Interim Period Reporting

In the opinion of management, the accompanying unaudited condensed consolidated financial statements of Empire State Building Associates L.L.C. (“Registrant”) reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of Registrant as of March 31, 2012, its results of operations and its cash flows for the three months ended March 31, 2012 and 2011. The condensed consolidated financial statements include the accounts of Registrant and its wholly-owned limited liability company, Empire State Land Associates L.L.C. All intercompany accounts and transactions have been eliminated in consolidation. Information included in the condensed balance sheet as of December 31, 2011 has been derived from the audited balance sheet included in Registrant’s Form 10-K for the year ended December 31, 2011 (the “10-K”) previously filed with the Securities and Exchange Commission (the “SEC”). Pursuant to rules and regulations of the SEC, certain information and disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted from these consolidated financial statements unless significant changes have taken place since the end of the most recent fiscal year. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto and the other information contained in the 10-K. The consolidated results of operations for the three months ended March 31, 2012 are not necessarily indicative of the results to be expected for any interim period or the full year.

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

On July 26, 2011, Registrant entered into a three-year term loan (the “Secured Term Loan”) with institutional lenders, including HSBC Bank USA, National Association as agent and HSBC Bank USA, National Association and DekaBank Deutsche Girozentrale as lead arrangers. The Secured Term Loan is secured by a mortgage on the Property. The Secured Term Loan was amended by the First Amendment to Loan Agreement, Ratification of Loan Documents and Omnibus Amendment dated as of November 2, 2011 to provide for additional commitments from Capital One, National Association and Bank of America, N.A. so that, collectively, the loan was increased to $300,000,000. Subject to the terms and conditions of the Secured Term Loan, the outstanding principal amount of the loan shall bear interest at a rate equal to 2.5% per annum above 30-day LIBOR, which aggregate rate was 2.74% at March 31, 2012. The Secured Term Loan was amended on November 23, 2011 clarifying certain terms upon which the Property is permitted to be transferred into a consolidated entity without accelerating the Secured Term Loan.

At the closing of the Secured Term Loan, the lenders provided Registrant with an advance of $159,000,000 (of which $92,000,000 refinanced existing indebtedness). An additional $30,000,000 was drawn on April 5, 2012 ( in accordance with that certain Fourth Modification of Sublease dated April 5, 2012 by and between Registrant and Sublessee (the “Fourth Modification of Sublease”)) bringing the total amount advanced to $189,000,000. Based on the terms of the Secured Term Loan (as amended) and subject to the conditions set forth in the Secured Term Loan (as amended), the lenders agreed to provide Registrant with additional advances of up to $111,000,000. In addition, one of the lead lenders has agreed upon the Registrant’s request, and subject to certain other conditions, to source further additional commitments aggregating up to $200,000,000 in the sole discretion of the lenders. Any further advances under the Secured Term Loan are subject to the consent of the Sublessee.

Pursuant to the terms of the Secured Term Loan agreement, Registrant and Sublessee entered into an amendment dated July 26, 2011 to the sublease (“Third Modification of Sublease”) pursuant to which (i) Sublessee consented to the advance of up to $159,000,000 under the Secured Term Loan and (ii) in accordance with the terms of the existing sublease agreement (which terminates on January 4, 2076) between Sublessee and Registrant, the basic rent payable by Sublessee was increased by an amount equal to the debt service on the portion of the borrowing from the Secured Term Loan associated with improvements (excluding any principal payable upon maturity). Sublessee consented to an additional advance of $30,000,000 pursuant to the Fourth Modification of Sublease. The original basic rent payable by Sublessee is more than sufficient to pay the debt service on the portion of the borrowing associated with purchasing the fee position in 2002. The Sublessee and ESB Observatory LLC, a subsidiary of Sublessee, also entered into subordination agreements with the agent on behalf of the lenders pursuant to which the Sublease and the lease of the observatory were subordinated to the mortgage securing the Secured Term Loan. As a result, the Sublease and the observatory lease can be terminated in connection with a foreclosure by Secured Term Loan lenders.

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

The Secured Term Loan agreement contains affirmative and negative covenants customary for financings of this type. Negative covenants in the Secured Term Loan agreement limit Registrant’s ability, subject to certain exceptions, to transfer all or substantially all of its property; incur indebtedness and liens; dissolve, liquidate or enter into mergers or similar transactions; change its line of business; cancel debt; enter into transactions with affiliates; rezone its property; sell its assets; make certain distributions to investors; and change its organizational documents. The Registrant must also maintain a debt yield ratio as specified in the Secured Term Loan agreement.

Registrant as both the fee owner and the ground lessor of the Empire State Building is mortgagor and each of its estates is therefore mortgaged. Sublessee and the observatory tenant agreed to subordinate their respective leasehold interest to the mortgage. Accordingly, in the event of a foreclosure, their leasehold estates could be terminated.

The estimated fair value of Registrant’s Secured Term Loan debt based on available market information is approximately $159,000,000 at March 31, 2012. The fair value of borrowings is estimated by discounting the future cash flows using current interest rates at which similar borrowings could be made by Registrant.

Restricted cash at March 31, 2012 represents funds in an account held at HSBC Bank pursuant to the terms of the Secured Term Loan, to be used for Registrant’s monthly loan interest obligation.

The Building and Building improvements are being depreciated on the straight-line basis over their estimated useful lives of 39 years. Tenant improvements are being depreciated and leasing commissions are being amortized over the remaining lease term or the useful life, whichever is shorter. Mortgage financing costs relating to the Secured Term Loan totaling $7,405,455 are being amortized ratably over the life of the loan. As the prior first and second mortgages relating to these loans were repaid on July 26, 2011, the remaining unamortized balance of applicable financing costs were written-off. The unamortized loan costs and the prepayment penalty on early repayment of such mortgages were included in interest expense in 2011.

Note D Sublease

Registrant does not operate the Building. It subleases the Building to Empire State Building Company L.L.C. (“Sublessee”) pursuant to a net operating sublease (the “Sublease”) which included an initial term which expired on January 4, 1992. The Sublease provided four separate options for Sublessee to renew the term, in each case for an additional 21 years, on the terms of the original Sublease. Such renewals have been exercised by Sublessee (a) on January 30, 1989, for the first renewal period from January 5, 1992 through January 4, 2013 and (b) as of February 11, 2010, for the remaining three renewal periods from January 5, 2013 through January 4, 2076 (the last two such renewals being exercised by Sublessee with Registrant’s consent for early exercise).

Sublessee is required to pay annual basic rent (“Basic Rent”) of $6,018,750 from January 1, 1992 through January 4, 2013 and $5,895,625 from January 5, 2013 through the expiration of all renewal terms. Sublessee is also required to pay Registrant overage rent of 50% of Sublessee’s net operating profit, as defined in the Sublease, in excess of $1,000,000 for each lease year ending December 31 (“Overage Rent”). In addition to the above, Sublessee is required to pay for all operating and maintenance expenses, real estate taxes, and necessary repairs and replacements, and keep the Property adequately insured against fire and accident.

In accordance with the 2nd lease modification dated February 25, 2009, Basic Rent described above had been increased to cover debt service on the $31,500,000 second mortgage that closed on February 25, 2009. In accordance with the 3rd lease modification dated July 26, 2011, Basic Rent was increased to cover debt service relating to the Secured Term Loan, refinancing that prepaid the first and second mortgages aggregating $92,000,000 (Note C), to the extent the Secured Term Loan debt exceeds the previous first mortgage of $60,500,000. Basic Rent increased by $786,792 for the three months ended March 31, 2012 representing debt service, which consists only of interest, on the balance of the Secured Term Loan in excess of $60,500,000.

Basic Rent will be increased to cover debt service on any refinancing of such debt so long as the aggregate amount refinanced does not exceed the then existing amount of debt plus refinancing costs.

Due to Sublessee at March 31, 2012 and December 31, 2011 represents the payable to Sublessee for building and tenanting costs. Due from Sublessee at March 31, 2012 and December 31, 2011 represents funds held in escrow by Sublessee for tenant improvements and Overage Rent due from Sublessee for the year 2011, respectively.

Overage Rent and any interest and dividends accumulated thereon are distributed annually after deduction for any additional payment described in Note E below, other expenses and additions to general contingencies management judges to be suitable under the circumstances. For 2011, Sublessee reported net operating profit of $58,560,898; therefore, Overage Rent of $28,780,449 was earned for the year ended December 31, 2011. Overage Rent income is recognized when earned from the Sublessee, at the close of the year ending December 31. Such income is not determinable until Sublessee, pursuant to the Sublease, provides Registrant with a certified operating report from a certified public accountant on the Sublessee’s operation of the Real Estate. The Sublease requires that this report be delivered to Registrant annually within 60 days after the end of each such fiscal year. Accordingly, all Overage Rent income and the additional payment to Supervisor are reflected in the fourth quarter of each year. The Sublease does not provide for the Sublessee to render interim reports to Registrant.

Sublessee is a New York limited liability company in which Peter L. Malkin is a member and entities for Peter L. Malkin’s family members are beneficial owners.

Note E Supervisory Services

Supervisory and other services are provided to Registrant by its supervisor, Malkin Holdings LLC (“Malkin Holdings” or “Supervisor”), a related party. Beneficial interests in Registrant are held directly or indirectly by one or more persons at Malkin Holdings and/or their family members.

Registrant pays Supervisor for supervisory services and disbursements. The basic fee (the “Basic Payment”) had been payable at the rate of $100,000 per annum, payable $8,333 per month, since inception in 1961. The Basic Payment was increased, with the approval of the Agents, by an amount equal to the increase in the Consumer Price Index since such date, resulting in an increase in the Basic Payment to $725,000 per annum effective July 1, 2010 to be adjusted annually for any subsequent increase in the Consumer Price Index. The Basic Payment is payable (i) not less than $8,333 per month and (ii) the balance out of available reserves from Overage Rent. If Overage Rent is insufficient to pay such balance, any deficiency shall be payable in the next year in which Overage Rent is sufficient. The Agents also approved payment by Registrant, effective July 1, 2010, of the expenses in connection with regular accounting services related to maintenance of Registrant’s books and records. Such expenses were previously paid by Supervisor.

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

Pursuant to the fee arrangements described herein, Registrant incurred supervisory service fees of $187,827 and $196,104 for the three month period ended March 31, 2012 and 2011, respectively, plus additional fees totaling $14,854 representing 6% of the annual rent and debt service reductions from which Registrant has benefited. No remuneration was paid during the three-month periods ended March 31, 2012 and 2011 by Registrant to any of the Members. Accrued supervisory fees were $-0- and $1,107,000 at March 31, 2012 and December 31, 2011, respectively.

Supervisor also receives an additional payment (“Additional Payment”) equal to 6% of distributions to Participants in Registrant in excess of 9% per annum on their remaining cash investment in Registrant (which remaining cash investment at March 31, 2012 was equal to the Participants’ original cash investment of $33,000,000). For tax purposes, any additional payment is recognized as a profits interest and the Supervisor is treated as a partner, all without modifying each Participant’s distributive share of reportable income and cash distributions.

Distributions are paid from a cash account held by Supervisor. That account is included in the Condensed Consolidated Balance Sheets as “Due from Supervisor.” The funds of $324,111 at March 31, 2012 and December 31, 2011 were paid to Participants on April 1, 2012 and January 1, 2012, respectively.

Reference is made to Note D above for a description of the terms of the Sublease between Registrant and Sublessee. The respective interests of the Members in Registrant and in Sublessee arise solely from ownership of their respective Participations in Registrant and, in the case of Peter L. Malkin, his family entities’ ownership of member interests in Sublessee. The Members as such receive no extra or special benefit not shared on a pro rata basis with all other Participants in Registrant or members in Sublessee. However, all of the Members hold senior positions at Supervisor (which supervises Registrant and Sublessee) and, by reason of their positions at Supervisor, may receive income attributable to supervisory or other remuneration paid by Registrant to Supervisor and Sublessee.

Note F Subsequent Events

An additional $30,000,000 was drawn on the Secured Term Loan on April 5, 2012 bringing the total amount advanced to $189,000,000.

Note G Fair Value Measurements

Fair value is a market-based measurement, not an entity-specific measurement, and should be determined based on the assumptions that market participants would use in pricing the asset or liability. As a basis for considering market participant assumptions in fair value measurements, FASB guidance establishes a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within levels one and two of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within level three of the hierarchy).

We use the following methods and assumptions in estimating fair value disclosures for financial instruments.

Cash and cash equivalents, restricted cash, due from supervisor, other receivable, accrued mortgage interest, accrued supervisory fees, a related party, payable to lessee, a related party, due to supervisor, and accrued expenses: The carrying amount of cash and cash equivalents, restricted cash, due from supervisor, other receivable, accrued mortgage interest, accrued supervisory fees, a related party, payable to lessee, a related party, due to supervisor, and accrued expenses reported in our Condensed Consolidated Balance Sheets approximates fair value due to the short maturity of these instruments.

Mortgages payable: The fair value of borrowings is estimated by discounting the future cash flows using current interest rates at which similar borrowings could be made to us.

The methodologies used for valuing financial instruments have been categorized into three broad levels as follows:

Level 1 — Quoted prices in active markets for identical instruments.

Level 2 — Valuations based principally on other observable market parameters, including:

Quoted prices in active markets for similar instruments;

Quoted prices in less active or inactive markets for identical or similar instruments;

Other observable inputs (such as risk free interest rates, yield curves, volatilities, prepayment speeds, loss severities, credit risks and default rates); and

Market corroborated inputs (derived principally from or corroborated by observable market data).

Level 3 — Valuations based significantly on unobservable inputs.

Valuations based on third-party indications (broker quotes or counterparty quotes) which were, in turn, based significantly on unobservable inputs or were otherwise not supportable as Level 2 valuations.

Valuations based on internal models with significant unobservable inputs.

These levels form a hierarchy. We follow this hierarchy for our financial instruments measured at fair value on a recurring and nonrecurring basis and other required fair value disclosures. The classifications are based on the lowest level of input that is significant to the fair value measurement.

Fair Value of Financial Instruments

The following disclosures of estimated fair value were determined by management, using available market information and appropriate valuation methodologies as discussed in Fair Value Measurements. Considerable judgment is necessary to interpret market data and develop estimated fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts we could realize on disposition of the financial instruments. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

The mortgages payable had an estimated fair value based on discounted cash flow models, based on Level 3 inputs, of approximately $159,000,000, compared to the book value of the related debt of $159,000,000, at March 31, 2012.

Disclosure about fair value of financial instruments is based on pertinent information available to us as of March 31, 2012. Although we are not aware of any factors that would significantly affect the reasonable fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and current estimates of fair value may differ significantly from the amounts presented herein.

Note H Offering Costs

Through March 31, 2012 we have incurred external offering costs of $9,707,700, of which we have incurred $1,165,733 and $322,377 for the three month periods ended March 31, 2012 and 2011, respectively, and are reflected as deferred costs on Registrant’s Condensed Consolidated Balance Sheets. Such costs are comprised of accounting fees, legal fees, and other professional fees. Such costs have been deferred and shall be recorded as a reduction of proceeds of the IPO, or expensed as incurred if the IPO is not consummated. $580,854 of these costs are in Due to Supervisor at March 31, 2012. Additional offering costs for work done by employees of the Supervisor of $195,980 and $66,573 for the quarter ended March 31, 2012 and 2011, respectively, were incurred and advanced by the Supervisor and have been reimbursed to the Supervisor by the entities to be included in the consolidation.

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

Overage Rent and any interest and dividends accumulated thereon less any expenses and additions to general contingencies and other reserves are distributed to the Participants after the Additional Payment to Supervisor. See Note D to the condensed Consolidated Financial Statements herein. Pursuant to the Sublease, Sublessee has assumed responsibility for the condition, operation, repair, maintenance and management of the Property. Registrant is not required to maintain liquid assets to defray any operating expenses of the Property.

During the three-month period ended March 31, 2012, Registrant made regular monthly distributions of $98.21 for each $10,000 Participation ($1,178.52 per annum for each $10,000 Participation). There are no restrictions on Registrant’s present or future ability to make distributions; however, the amount of such distributions, particularly distributions of Overage Rent, depends solely on Sublessee’s ability to make payments of Basic Rent and Overage Rent to Registrant. Registrant expects to make monthly distributions in the future so long as it receives the payments provided for under the Sublease.

On March 8, 2012, Registrant made an additional distribution to Participants of $17,343,000 ($5,255.45 for each $10,000 Participation), representing Overage Rent received for the year ending December 31, 2011 after deducting (i) $10,327,424, mainly for fees relating to a proposed consolidation of Associates, other public and private entities supervised by Malkin Holdings and Malkin Holdings and certain affiliated management companies into Empire State Realty Trust, Inc., a Maryland corporation which intends to qualify for U.S. tax purposes as a REIT, and for the increase in the supervisory fee to Supervisor, accounting fees, set-aside for a portion of interest expense and general contingencies, (ii) annual New York State filing fees of $3,025, and (iii) the Additional Payment to supervisor of $1,107,000 (representing the Additional Payment of $1,166,417 less $59,417 previously paid). See Notes C and D to the condensed financial statements herein.

Overage Rent for the year 2010 was $4,111,371. $2,020,000 was set-aside for annual debt service on the first mortgage (of which $2,000,000 was deposited in a restricted cash account used to satisfy a portion of the first mortgage interest obligation) and the balance of $2,091,371 was added to general contingency and other reserves so that no additional distribution was made to the Participants for the year ended December 31, 2010.

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

Total revenues increased by $274,311 for the three-month period ended March 31, 2012 as compared with the corresponding period of the prior year, primarily attributable to an increase in basic rent income by the Sublessee to cover the increase in debt service on the increased loan balance for the three-month period ended March 31, 2012 as compared with the corresponding period of the prior year.

Total expenses increased by $1,823,995 for the three-month period ended March 31, 2012 as compared with the corresponding period of the prior year, primarily attributable to: an increase in interest on the Secured Term Loan of $166,028 representing $450,471 of an increased amount of amortization of mortgage refinancing costs due to the July 26, 2011 refinancing less a reduction in interest expense of $284,443 attributable to a lower rate of interest on the Secured Term Loan as compared with the prior mortgage debt; an increase in depreciation on building and tenant improvements of $1,234,463; amortization of leasing commissions of $268,442 due to improvements placed in service and leasing costs incurred in 2011 and the first quarter of 2012; and an increase in professional fees and miscellaneous expenses of $148,845 primarily attributable to fees to Malkin Holdings of $129,407 for services rendered in connection with a proposed consolidation of Registrant, other public and private entities supervised by Malkin Holdings and Malkin Holdings and certain affiliated management companies into Empire State Realty Trust, Inc., a newly formed REIT.

Liquidity, Capital Resources and Distributions

Registrant’s liquidity has decreased as of March 31, 2012, as compared with March 31, 2011 primarily attributable to building improvements and tenanting costs and the professional fees incurred in connection with the proposed formation of the REIT. Adverse developments in economic, credit and investment markets over the last several years impaired general liquidity (although some improvement in such markets has arisen recently) and the developments may negatively impact Registrant and/or space tenants at the Building. Any such impact should be ameliorated by the fact that (a) each of Registrant and its Sublessee has very low debt in relation to asset value, (b) the Building’s rental revenue is derived from a substantial number of tenants in diverse businesses with lease termination dates spread over numerous years.

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

At the closing of the Secured Term Loan, the lenders provided Registrant with an advance of $159,000,000 (of which $92,000,000 refinanced existing indebtedness). An additional $30,000,000 was drawn on April 5, 2012 ( in accordance with that certain Fourth Modification of Sublease dated April 5, 2012 by and between Registrant and Sublessee (the “Fourth Modification of Sublease”)) bringing the total advanced amount to $189,000,000. Based on the terms of the Secured Term Loan (as amended) and subject to the conditions set forth in the Secured Term Loan (as amended), the lenders agreed to provide Registrant with additional advances of up to $111,000,000. In addition, one of the lead lenders has agreed upon the Registrant’s request, and subject to certain other conditions, to source further additional commitments aggregating up to $200,000,000 in the sole discretion of the lenders. Any further advances under the Secured Term Loan are subject to the consent of the Sublessee.

Pursuant to the terms of the Secured Term Loan agreement, Registrant and Sublessee entered into an amendment dated July 26, 2011 to the sublease (“Third Modification of Sublease”) pursuant to which (i) Sublessee consented to the advance of up to $159,000,000 under the Secured Term Loan and (ii) in accordance with the terms of the existing sublease agreement (which terminates on January 4, 2076) between Sublessee and Registrant, the Basic Rent payable by Sublessee was increased by an amount equal to the debt service on the portion of the borrowing from the Secured Term Loan associated with improvements (excluding any principal payable upon maturity). Sublessee consented to an additional advance of $30,000,000 pursuant to the Fourth Modification of Sublease. The original Basic Rent payable by Sublessee is more than sufficient to pay the debt service on the portion of the borrowing associated with purchasing the fee position in 2002. The Sublessee and ESB Observatory LLC, a subsidiary of Sublessee, also entered into subordination agreements with the agent on behalf of the lenders pursuant to which the Sublease and the lease of the observatory were subordinated to the mortgage securing the Secured Term Loan. As a result, the Sublease and the observatory lease can be terminated in connection with a foreclosure by Secured Term Loan lenders.

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

The Secured Term Loan agreement contains affirmative and negative covenants customary for financings of this type. Negative covenants in the Secured Term Loan agreement limit Registrant’s ability, subject to certain exceptions, to transfer all or substantially all of its Property; incur indebtedness and liens; dissolve, liquidate or enter into mergers or similar transactions; change its line of business; cancel debt; enter into transactions with affiliates; rezone its property; sell its assets; make certain distributions to investors; and change its organizational documents. The Registrant must also maintain a debt yield ratio as specified in the Secured Term Loan agreement.

Registrant as both the fee owner and the ground lessor of the Empire State Building is mortgagor and each of its estates is therefore mortgaged. Sublessee and the observatory tenant agreed to subordinate their respective leasehold interest to the mortgage. Accordingly, in the event of a foreclosure, their leasehold estates could be terminated.

Registrant anticipates that funds for short-term working capital requirements for the Real Estate will be provided by cash on hand, rental payments received from the Sublessee (which entity is required under the Sublease to make payments of Basic Rent and, subject to cash flow, Overage Rent) and from additional advances of up to $111,000,000 available with respect to the July 26, 2011 refinancing and subsequent amendment on November 2, 2011. Long-term sources of working capital will be provided by rental payments from the Sublessee and/or additional external financing.

Sublessee is to maintain the Building as a high-class office building as required by the terms of the Sublease.

In connection with the July 2011 refinancing of the mortgage on the fee position of the Empire State Building with the Secured Term Loan, it is now intended that the Registrant generally will incur all capital improvement and tenanting costs commencing with expenditures incurred January 1, 2011 and thereafter. As a result of the refinancing, approximately $86,100,000 was available to Registrant to fund such costs. Registrant has incurred fixed asset additions of $14,293,516 and deferred leasing costs of $398,897 during the first quarter of 2012 and reimbursed Sublessee $6,067,804, resulting in a payable to Sublessee of $13,455,495 (of which $215,000 relate to unpaid leasing costs) at March 31, 2012.

In 2008, the Participants of Registrant and the members in Sublessee consented to a building improvements program (the “Program”) with an initial borrowing of $31,500,000 and authorization for possible future refinancings of mortgage debt. To finance improvements to the Real Estate and costs of financing, on February 25, 2009 Registrant borrowed $31,500,000 from Signature Bank which was prepaid on July 26, 2011 out of proceeds from the new $159,000,000 Secured Term Loan. Commencing July 26, 2011, Basic Rent was increased to cover debt service on the refinanced loan balance to the extent the Secured Term Loan debt exceeds $60,500,000 which was the balance of the prior first mortgage. Through March 31, 2012, Registrant had incurred costs related to the Program of $88,289,500 and currently estimates that the Program, expected to be completed substantially in 2016, will be approximately $550,000,000 to $590,000,000 compared to the original budget of $626,000,000. Due to Sublessee at March 31, 2012 represents the payable to Sublessee for purchased building tenanting costs. The costs of the Program will be financed by the Secured Term Loan, additional financing and Sublessee’s operating cash flow.

The Sublessee is advancing costs of the Program and is reimbursed by Registrant from available financing. The Program (1) grants the ownership of the improvements to Registrant to the extent of its reimbursements to Sublessee and (2) allows for the increased mortgage charges to be paid by Registrant from an equivalent increase in the basic rent paid by the Sublessee to Registrant. Since any Overage Rent will be decreased by one-half of that amount, the net effect of the lease modification is to have Registrant and the Sublessee share the costs of the Program equally, assuming Overage Rent continues to be earned.

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

Inflation

Registrant believes that there has been no material change in the impact of inflation on its operations since the filing of the 10-K for the year ended December 31, 2011.

Security Ownership

As of March 31, 2012, the Members of Registrant owned of record and beneficially an aggregate of $41,042 of Participations in Registrant, representing less than 0.124% of the currently outstanding Participations therein totaling $33,000,000.

As of March 31, 2012, certain of the Members of Registrant held additional Participations as follows:

Entities for the benefit of members of Peter L. Malkin’s family owned of record and beneficially $1,064,583 of Participations. Peter L. Malkin disclaims any beneficial ownership of such Participations, except that related trusts are required to complete scheduled payments to Peter L. Malkin.

Peter L. Malkin owned of record as trustee or co-trustee, but not beneficially, $171,667 of Participations. Peter L. Malkin disclaims any beneficial ownership of such Participations.

Anthony E. Malkin owned of record as trustee or co-trustee, but not beneficially, $79,584 of Participations. Anthony E. Malkin disclaims any beneficial ownership of such Participations.

Trusts for the benefit of members of Anthony E. Malkin’s family owned of record and beneficially $50,000 of Participations. Anthony E. Malkin disclaims any beneficial ownership of such Participations.

Members of Thomas N. Keltner, Jr.’s family owned of record and beneficially $6,667 of Participations.

Item 4.	Controls and Procedures.

(a) Evaluation of disclosure controls and procedures. The Supervisor after evaluating the effectiveness of Registrant’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of March 31, 2012, the end of the period covered by this report, has concluded that as of that date that Registrant’s disclosure controls and procedures were effective and designed to ensure that material information relating to Registrant would be made known to it by others within those entities on a timely basis.

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

An August 29, 2006 settlement agreement terminated Helmsley-Spear, Inc. as managing and leasing agent at the Property, subject to the supervision of Malkin Holdings L.L.C., as its supervisor, while engaging third party leasing agents, CB Richard Ellis for retail space since August 30, 2006 and Newmark Knight Frank for non-retail space since October 21, 2009.

Five putative class actions have been brought by Participants in Registrant and several other entities supervised by Malkin Holdings that own fee or leasehold interests in various properties located in New York City, the first of which was filed March 1, 2012 (the “Class Actions”). As now pending in New York State Supreme Court, New York County, each Class Action challenges the proposed consolidation of those and other properties supervised by Malkin Holdings into a real estate investment trust (the “REIT”) and the initial public offering of shares in Empire State Realty Trust, Inc., a Maryland corporation which intends to qualify for U.S. tax purposes as a REIT. The plaintiffs assert claims against Malkin Holdings, Malkin Properties, L.L.C., Malkin Properties of New York, L.L.C., Malkin Properties of Connecticut, Inc., Malkin Construction Corp., Anthony E. Malkin, Peter L. Malkin, Estate of Leona M. Helmsley, Empire State Realty OP, L.P., and the REIT (“Defendants”) for breach of fiduciary duty and/or aiding and abetting breach of fiduciary duty, alleging, inter alia, that the terms of the transaction are unfair to the Participants and overly favorable to Malkin Holdings and related parties. The complaints seek money damages and injunctive relief preventing the proposed transaction. On April 3, 2012, plaintiffs moved for consolidation of the actions and for appointment of co-lead counsel. Defendants filed a response consenting to consolidation, and taking no position with respect to appointment of co-lead counsel. The motion is scheduled to be heard by the court on June 21, 2012.

The Class Actions are in a very preliminary stage, with no responses to the complaints having been filed to date. Defendants have stated they believe the Class Actions are without merit and intend to defend them vigorously.

EXHIBIT INDEX

Number	Document

10.1	Fourth Modification of Sublease dated April 5, 2012, between Empire State Building Company L.L.C. and Registrant.

24.1	Power of Attorney dated May 10, 2012 between the Members in Registrant and Mark Labell which is being filed as Exhibit 24.1 to Registrant’s 10-Q for the period ended March 31, 2012.

31.1	Certification of Mark Labell, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Mark Labell, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Mark Labell, Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Mark Labell, Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

The individual signing this report on behalf of Registrant is Attorney-in-Fact for Registrant and each of the Members in Registrant, pursuant to Powers of Attorney, dated May 10, 2012 (the “Power”) and as supervisor of the accounting functions.

EMPIRE STATE BUILDING ASSOCIATES L.L.C. (Registrant)

By: /s/ Mark Labell

Mark Labell as Senior Vice President, Finance of Malkin Holdings LLC,

Supervisor of Empire State Building Associates L.L.C.* and as Attorney-in-Fact on behalf of:

Peter L. Malkin, Member

Anthony E. Malkin, Member

Thomas N. Keltner, Jr., Member

Date: May 18, 2012

*	Registrant’s organizational documents do not provide for a Chief Executive Officer, Chief Financial Officer or Chief Accounting Officer or other officer with equivalent rights and duties. As described in the Report, Registrant is a limited liability company which is supervised by Malkin Holdings LLC. Accordingly, this Form 10-Q is being signed by a senior executive and a senior member of the financial/accounting staff of Registrant’s Supervisor in such capacities.