Form 10-Q
period 2012-06-30
EMPIRE STATE BUILDING ASSOCIATES L.L.C.
filed 2012-08-09
CIK 32776

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Empire State Building Associates L.L.C.

(A Limited Liability Company)

Condensed Consolidated Balance Sheets

	June 30, 2012	December 31, 2011
	(Unaudited)
Assets
Real Estate:
Building	$38,933,801	$38,933,801
Less: Accumulated depreciation	(10,191,701)	(9,692,570)

	28,742,100	29,241,231

Building improvements	45,854,676	27,676,681
Less: Accumulated depreciation	(1,248,596)	(792,081)

	44,606,080	26,884,600

Building improvements in progress	6,939,047	7,058,098

Tenant Improvements	37,503,599	22,272,545
Less: Accumulated depreciation	(3,879,508)	(1,411,398)

	33,624,091	20,861,147

Land	21,550,588	21,550,588

Total real estate, net	135,461,906	105,595,664

Cash and cash equivalents	7,427,563	23,236,067
Restricted cash	533,774	406,312
Due from Supervisor, a related party	324,111	324,111
Other receivables	358,625	115,369
Prepaid insurance	126,197	—
Due from Sublessee, a related party	15,060,562	28,780,449
Deferred costs	12,185,687	8,541,967
Leasing costs, less accumulated amortization of $1,121,984 in 2012 and $474,217 in 2011	19,561,794	15,900,512
Mortgage financing costs, less accumulated amortization of $2,346,756 in 2012 and $986,801 in 2011	6,232,018	6,418,654

Total assets	$197,272,237	$189,319,105

Empire State Building Associates L.L.C.

(A Limited Liability Company)

Condensed Consolidated Balance Sheets

	June 30, 2012	December 31, 2011
	(Unaudited)
Liabilities and members’ deficiency
Liabilities:
Mortgages payable	$189,000,000	$159,000,000
Accrued mortgage interest	511,082	463,678
Due to Sublessee, a related party	8,569,934	6,067,803
Accrued supervisory fees, a related party	—	1,107,000
Accrued expenses	84,494	109,325
Due to Supervisor, a related party	1,189,397	1,306,131

Total liabilities	199,354,907	168,053,937
Commitments and contingencies	—	—
Members’ equity (deficiency) (at June 30, 2012 and December 31, 2011, there were 3,300 units (at $10,000 per unit) of participation units outstanding)	(2,082,670)	21,265,168

Total liabilities and members’ equity (deficiency)	$197,272,237	$189,319,105

See notes to condensed consolidated financial statements.

Empire State Building Associates L.L.C.

(A Limited Liability Company)

Condensed Consolidated Statements of Operations

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
	(Unaudited)		(Unaudited)
Revenue:
Rent income, from a related party	$2,522,042	$2,021,980	$4,813,521	$4,038,275
Interest and dividend income	474	3,261	1,000	4,660

Total revenue	2,522,516	2,025,241	4,814,521	4,042,935

Expenses:
Interest on mortgage	2,122,282	1,678,262	3,949,961	3,339,912
Supervisory services, to a related party	202,681	196,104	405,362	392,209
Depreciation of building, building and tenant improvements	1,874,586	314,708	3,423,756	629,415
Amortization of leasing costs	379,325	—	647,767	—
Professional fees, including amounts paid to a related party	205,949	93,586	427,474	180,949
Miscellaneous	3,026	—	20,373	3,025

Total expenses	4,787,849	2,282,660	8,874,693	4,545,510

Net Loss	$(2,265,333)	$(257,419)	$(4,060,172)	$(502,575)

Loss per $10,000 participation unit, based on 3,300 participation units outstanding during the period	$(686.46)	$(78.01)	$(1,230.36)	$(152.30)

Distributions per $10,000 participation unit consisted of the following:
Income	$0	$0	$0	$0
Return of capital	294.65	294.65	5,844.75	589.29

Total distributions	$294.65	$294.65	$5,844.75	$589.29

See notes to condensed consolidated financial statements.

Empire State Building Associates L.L.C.

(A Limited Liability Company)

Condensed Consolidated Statements of Members’ Deficiency

	For the Six Months Ended June 30, 2012	For the Year Ended December 31, 2011
	(Unaudited)
Members’ equity:
January 1, 2012	$21,265,168
January 1, 2011		$3,905,227
Add (deduct), net income (loss):
January 1, 2012 through June 30, 2012	(4,060,172)
January 1, 2011 through December 31, 2011		21,249,274

	17,204,996	25,154,501

Less, distributions:
Monthly distributions
January 1, 2012 through June 30, 2012	1,944,666
Additional distribution on March 8, 2012	17,343,000
January 1, 2011 through December 31, 2011	—	3,889,333

Total distributions	19,287,666	3,889,333

Members’ equity (deficiency) at the end of the period	$(2,082,670)	$21,265,168

See notes to condensed consolidated financial statements.

Empire State Building Associates L.L.C.

(A Limited Liability Company)

Condensed Consolidated Statements of Cash Flows

	For the Six Months Ended June 30, 2012	For the Six Months Ended June 30, 2011
	(Unaudited)
Cash flows from operating activities:
Net loss	$(4,060,172)	$(502,575)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation of building, building and tenant improvements	3,423,756	629,415
Amortization of mortgage financing costs	1,359,955	333,299
Amortization of leasing costs	647,767
Changes in operating assets and liabilities:
Change in restricted cash	(127,462)	(991,031)
Change in other receivables	(243,256)	2,593
Prepaid insurance	(126,197)
Overage rent due from/to Sublessee, a related party	28,780,449	(1,888,629)
Leasing costs paid	(1,752,779)
Accrued mortgage interest	47,404	(16,611)
Change in due to Supervisor, a related party	(219,391)
Accrued expenses	(24,831)	(336,747)
Accrued supervisory fees, to a related party	(1,107,000)	(312,500)

Net cash provided by (used in) operating activities	26,598,243	(3,082,786)

Cash flows from investing activities:
Purchase of building and tenant improvements	(33,289,998)	—
Change in due from Sublessee, a related party	(15,060,562)
Increase (decrease) in due to Sublessee, a related party	(54,139)	—

Net cash used in investing activities	(48,404,699)	—

Cash flows from financing activities:
Mortgage proceeds	30,000,000	—
Change in deferred costs	(3,541,063)	(1,000,874)
Mortgage refinancing costs	(1,173,319)	—
Other assets	—	(150,000)
Distributions to Participants	(19,287,666)	(1,944,667)

Net cash provided by (used in) financing activities	5,997,952	(3,095,541)

Net decrease in cash and cash equivalents	(15,808,504)	(6,178,327)
Cash and cash equivalents, beginning of period	23,236,067	25,318,179

Cash and cash equivalents, end of period	$7,427,563	$19,139,852

Supplemental disclosure of cash flow information:
Cash paid for interest	$2,542,602	$3,023,222

Net cash used in financing activities excludes an increase in Due to Supervisor of $102,657 for deferred costs for the six months ended June 30, 2012.

See notes to condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements (unaudited)

Note A	Interim Period Reporting

In the opinion of management, the accompanying unaudited condensed consolidated financial statements of Empire State Building Associates L.L.C. (“Registrant”) reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of Registrant as of June 30, 2012, its results of operations for the three and six months ended June 30, 2012 and 2011 and its cash flows for the six months ended June 30, 2012 and 2011. The condensed consolidated financial statements include the accounts of Registrant and its wholly-owned limited liability company, Empire State Land Associates L.L.C. All intercompany accounts and transactions have been eliminated in consolidation. Information included in the condensed balance sheet as of December 31, 2011 has been derived from the audited balance sheet included in Registrant’s Form 10-K for the year ended December 31, 2011 (the “10-K”) previously filed with the Securities and Exchange Commission (the “SEC”). Pursuant to rules and regulations of the SEC, certain information and disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted from these consolidated financial statements unless significant changes have taken place since the end of the most recent fiscal year. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto and the other information contained in the 10-K. The consolidated results of operations for the six months ended June 30, 2012 are not necessarily indicative of the results to be expected for any interim period or the full year.

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

On July 26, 2011, Registrant entered into a three-year term loan (the “Secured Term Loan”) with institutional lenders, including HSBC Bank USA, National Association as agent and HSBC Bank USA, National Association and DekaBank Deutsche Girozentrale as lead arrangers. The Secured Term Loan is secured by a mortgage on the Property. The Secured Term Loan was amended by the First Amendment to Loan Agreement, Ratification of Loan Documents and Omnibus Amendment dated as of November 2, 2011 to provide for additional commitments from Capital One, National Association and Bank of America, N.A. so that, collectively, the loan was increased to $300,000,000. Subject to the terms and conditions of the Secured Term Loan, the outstanding principal amount of the loan shall bear interest at a rate equal to 2.5% per annum above 30-day LIBOR, which aggregate rate was 2.75% at June 30, 2012. The Secured Term Loan was amended on November 23, 2011 clarifying certain terms upon which the Property is permitted to be transferred into a consolidated entity without accelerating the Secured Term Loan.

At the closing of the Secured Term Loan, the lenders provided Registrant with an advance of $159,000,000 (of which $92,000,000 refinanced existing indebtedness). An additional $30,000,000 was drawn on April 5, 2012 in accordance with that certain Fourth Modification of Sublease dated April 5, 2012 by and between Registrant and Sublessee (Fourth Modification of Sublease”) bringing the total amount advanced through June 30, 2012 to $189,000,000. An additional $30,000,000 was drawn on July 9, 2012 in accordance with that Fifth Modification of Sublease date July 9, 2012 by and between Registrant and Sublessee (“Fifth Modification of Sublease”) bringing the total advanced to date to $219,000,000. Based on the terms of the Secured Term Loan (as amended) and subject to the conditions set forth in the Secured Term Loan (as amended), the lenders agreed to provide Registrant with additional advances of up to $81,000,000. In addition, one of the lead lenders has agreed upon the Registrant’s request, and subject to certain other conditions, to source further additional commitments aggregating up to $200,000,000 in the sole discretion of the lenders. Any further advances under the Secured Term Loan are subject to the consent of the Sublessee.

Pursuant to the terms of the Secured Term Loan agreement, Registrant and Sublessee entered into an amendment dated July 26, 2011 to the Sublease (“Third Modification of Sublease”) pursuant to which (i) Sublessee consented to the advance of up to $159,000,000 under the Secured Term Loan and (ii) in accordance with the terms of the existing sublease agreement (which terminates on January 4, 2076) between Sublessee and Registrant, the basic rent payable by Sublessee was increased by an amount equal to the debt service on the portion of the borrowing from the Secured Term Loan associated with improvements (excluding any principal payable upon maturity). Sublessee consented to an additional advance of $30,000,000 on April 5, 2012 pursuant to the Fourth Modification of Sublease as of that date and an additional $30,000,000 advance on July 9, 2012 in accordance with the Fifth Modification of Sublease as of that date. The original basic rent payable by Sublessee is more than sufficient to pay the debt service on the portion of the borrowing associated with purchasing the fee position in 2002. The Sublessee and Empire State Realty Observatory TRS, LLC (formerly known as ESB Observatory LLC), a subsidiary of Sublessee, also entered into subordination agreements with the agent on behalf of the lenders pursuant to which the Sublease and the lease of the observatory were subordinated to the mortgage securing the Secured Term Loan. As a result, the Sublease and the observatory lease can be terminated in connection with a foreclosure by Secured Term Loan lenders.

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

The initial advance was used to pay and discharge the then existing secured mortgage loans relating to the Property and to fund operations and working capital requirements related to the Property (including for improvements), including reimbursements to Sublessee for expenditures relating to improvements previously incurred by Sublessee, and certain other general entity purposes permitted by the Secured Term Loan including costs of the financing. Subsequent advances were or will be used for the foregoing purposes except for the discharge of existing secured mortgage loans which had been discharged from proceeds of the initial advance.

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

The estimated fair value of Registrant’s Secured Term Loan debt based on available market information is approximately $189,000,000 at June 30, 2012. The fair value of borrowings is estimated by discounting the future cash flows using current interest rates at which similar borrowings could be made by Registrant.

Restricted cash at June 30, 2012 represents funds in an account held at HSBC Bank pursuant to the terms of the Secured Term Loan, to be used for Registrant’s monthly loan interest obligation.

The Building and Building improvements are being depreciated on the straight-line basis over their estimated useful lives of 39 years. Tenant improvements are being depreciated and leasing commissions are being amortized over the remaining lease term or the useful life, whichever is shorter. Mortgage financing costs relating to the Secured Term Loan totaling $8,578,774 are being amortized ratably over the life of the loan. As the prior first and second mortgages relating to these loans were repaid on July 26, 2011, the remaining unamortized balance of applicable financing costs were written-off. The unamortized loan costs and the prepayment penalty on early repayment of such mortgages were included in interest expense in 2011.

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

In accordance with the 2nd sublease modification dated February 25, 2009, Basic Rent described above had been increased to cover debt service on the $31,500,000 second mortgage that closed on February 25, 2009. In accordance with the 3rd sublease modification dated July 26, 2011, Basic Rent was increased to cover debt service relating to the Secured Term Loan, refinancing that prepaid the first and second mortgages aggregating $92,000,000 (Note C), to the extent the Secured Term Loan debt exceeds the previous first mortgage of $60,500,000. In accordance with the Fourth Modification of Sublease, basic rent was increased to cover debt service on the $30,000,000 advance made on that date. Basic Rent increased by $775,246 for the six months ended June 30, 2012 representing debt service, which consists only of interest, on the balance of the Secured Term Loan in excess of $60,500,000.

Basic Rent was increased in connection with the additional $30,000,000 advance on July 9, 2012 in accordance with the Fifth Modification of Sublease, and will be increased to cover debt service on any refinancing of such debt so long as the aggregate amount refinanced does not exceed the then existing amount of debt plus refinancing costs.

Due to Sublessee at June 30, 2012 and December 31, 2011 represents the payable to Sublessee for building and tenanting costs. Due to Sublessee, a related party, are $8,569,934 and $6,067,803 at June 30, 2012 and December 31, 2011, respectively. Due from Sublessee at June 30, 2012 and December 31, 2011 represents funds held in escrow by Sublessee for tenant improvements, and overage rent due from Sublessee for the year 2011, respectively.

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

The Supervisor of the Registrant has filed a registration statement on Form S-4 for the solicitation of consents of the Participants in the Registrant and other public limited liability companies supervised by the Supervisor to the Consolidation (as defined below). In the Consolidation, (x) the property interests of the Registrant, such other public limited liability companies and certain private entities supervised by the Supervisor, and (y) the Supervisor and certain affiliated management companies would be contributed to the operating partnership of Empire State Realty Trust, Inc., a newly organized real estate investment trust.

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

Pursuant to the fee arrangements described herein, Registrant incurred supervisory service fees of $375,654 and $362,501 for the six month periods ended June 30, 2012 and 2011, respectively, plus additional fees totaling $29,708 in each period representing 6% of the annual rent and debt service reductions from which Registrant has benefited. No remuneration was paid during the six-month periods ended June 30, 2012 and 2011 by Registrant to any of the Members. Accrued supervisory fees were $0 and $1,107,000 at June 30, 2012 and December 31, 2011, respectively. Included in professional fees are amounts to a related party of $124,086 and $320,066 for the three and six months ended June 30, 2012, respectively, and $72,876 and $139,449 for the three and six months ended June 30, 2011, respectively.

Supervisor also receives an additional payment (“Additional Payment”) equal to 6% of distributions to Participants in Registrant in excess of 9% per annum on their remaining cash investment in Registrant (which remaining cash investment at June 30, 2012 was equal to the Participants’ original cash investment of $33,000,000). For tax purposes, any additional payment is recognized as a profits interest and the Supervisor is treated as a partner, all without modifying each Participant’s distributive share of reportable income and cash distributions.

Distributions are paid from a cash account held by Supervisor. That account is included in the Condensed Consolidated Balance Sheets as “Due from Supervisor.” The funds of $324,111 at June 30, 2012 and December 31, 2011 were paid to Participants on July 1, 2012 and January 1, 2012, respectively.

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

An additional $30,000,000 was drawn on the Secured Term Loan on July 9, 2012 bringing the total amount advanced to date to $219,000,000. Pursuant to the Fifth Modification of Sublease, Basic Rent payable by the Sublessee was increased to cover debt service on this advance.

Note G	Fair Value Measurements

Fair value is a market-based measurement, not an entity-specific measurement, and should be determined based on the assumptions that market participants would use in pricing the asset or liability. As a basis for considering market participant assumptions in fair value measurements, Financial Accounting Standards Board guidance establishes a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within levels one and two of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within level three of the hierarchy).

We use the following methods and assumptions in estimating fair value disclosures for financial instruments.

Cash and cash equivalents, restricted cash, due from Supervisor, a related party, other receivables, accrued mortgage interest, accrued supervisory fees, a related party, payable to Sublessee, a related party, due to Supervisor, a related party, accrued expenses. The carrying amount of cash and cash equivalents, restricted cash, due from Supervisor, a related party, other receivables, due from Sublessee, a related party, accrued mortgage interest, accrued supervisory fees, a related party, payable to Sublessee, a related party, due to Supervisor, a related party, and accrued expenses reported in our Condensed Consolidated Balance Sheets approximates fair value due to the short maturity of these instruments.

Mortgages payable: The fair value of borrowings is estimated by discounting the future cash flows using current interest rates at which similar borrowings could be made to us.

The methodologies used for valuing financial instruments have been categorized into three broad levels as follows:

Level 1 - Quoted prices in active markets for identical instruments.

Level 2 - Valuations based principally on other observable market parameters, including:

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

Level 3 - Valuations based significantly on unobservable inputs.

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

The mortgages payable had an estimated fair value based on discounted cash flow models, based on Level 3 inputs, of approximately $189,000,000 compared to the book value of the related debt of $189,000,000 at June 30, 2012.

Disclosure about fair value of financial instruments is based on pertinent information available to us as of June 30, 2012. Although we are not aware of any factors that would significantly affect the reasonable fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and current estimates of fair value may differ significantly from the amounts presented herein.

Note H	Offering Costs

Through June 30, 2012, we have incurred external offering cost of $12,185,687, of which we have incurred $3,643,720 and $1,000,874 for the six months ended June 30, 2012 and 2011, respectively, and are reflected as deferred costs on Registrant’s Condensed Consolidated Balance Sheets. Such costs are comprised of accounting fees, legal fees, and other professional fees. Such costs have been deferred and shall be recorded as a reduction of proceeds of the Consolidation and IPO (as defined below), or expensed as incurred if the Consolidation and IPO is not consummated. $1,189,397 of these costs are in Due to Supervisor at June 30, 2012. Additional offering costs for work done by employees of the Supervisor of $320,066 and $139,449 for the six months ended June 30, 2012 and 2011, respectively, were incurred and advanced by the Supervisor and have been reimbursed to the Supervisor by the entities to be included in the Consolidation and IPO.

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

During the six-month period ended June 30, 2012, Registrant made regular monthly distributions of $98.22 for each $10,000 Participation ($1,178.59 per annum for each $10,000 Participation). There are no restrictions on Registrant’s present or future ability to make distributions; however, the amount of such distributions, particularly distributions of Overage Rent, depends solely on Sublessee’s ability to make payments of Basic Rent and Overage Rent to Registrant. Registrant expects to make monthly distributions in the future so long as it receives the payments provided for under the Sublease.

On March 8, 2012, Registrant made an additional distribution to Participants of $17,343,000 ($5,255.45 for each $10,000 Participation), representing Overage Rent received of $28,780,449 (on Sublessee’s net operating profit of $58,560,898) for the year ending December 31, 2011 after deducting (i) $10,327,424, mainly for fees relating to the Consolidation and IPO and the increase in the supervisory fee to Supervisor, accounting fees, and general contingencies, (ii) annual New York State filing fees of $3,025, and (iii) the Additional Payment to supervisor of $1,107,000 (representing the Additional Payment of $1,166,417 less $59,417 previously paid). See Notes C and D to the condensed financial statements herein.

Overage Rent for the year 2010 was $4,111,371. $2,020,000 was set-aside for annual debt service on the prior first mortgage (of which $2,000,000 was deposited in a restricted cash account used to satisfy a portion of the first mortgage interest obligation) and the balance of $2,091,371 was added to general contingency and other reserves so that no additional distribution was made to the Participants for the year ended December 31, 2010.

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

Total revenues increased by $771,586 for the six-month period ended June 30, 2012 as compared with the corresponding period of the prior year, primarily attributable to an increase in Basic Rent income by the Sublessee to cover the increase in debt service on the increased loan balance for the six-month period ended June 30, 2012 as compared with the corresponding period of the prior year.

Total revenues increased by $497,275 for the three-month period ended June 30, 2012 as compared with the corresponding period of the prior year, primarily attributable to an increase in Basic Rent income by the Sublessee to cover the increase in debt service on the increased loan balance for the three-month period ended June 30, 2012 as compared with the corresponding period of the prior year.

Total expenses increased by $4,329,183 for the six-month period ended June 30, 2012 as compared with the corresponding period of the prior year, primarily attributable to: (i) an increase in interest on the Secured Term Loan of $610,049 representing $1,026,654 of an increased amount of amortization of mortgage refinancing costs due to the July 26, 2011 refinancing less a reduction in interest expense of $416,605 attributable to a lower rate of interest on the Secured Term Loan as compared with the prior mortgage debt; (ii) an increase in depreciation on building and building and tenant improvements of $2,794,341 attributable to improvements placed in service in the second half of 2011 and first half of 2012; (iii) amortization of leasing costs of $647,767 due to leasing costs incurred in the second half of 2011 and first half of 2012; and (iv) an increase in professional fees of $246,525, including fees to Malkin Holdings of $180,617 for services rendered in connection with a proposed consolidation of Registrant, other public and private entities supervised by the Supervisor and the Supervisor and certain affiliated management companies into Empire State Realty Trust, Inc., a newly formed real estate investment trust (collectively the “Consolidation” ) and the initial public offering of Class A common stock of Empire State Realty Trust, Inc. (the “IPO”) for the six month period ended June 30, 2012 as compared with the corresponding period of the prior year.

Total expenses increased by $2,505,189 for the three-month period ended June 30, 2012 as compared with the corresponding period of the prior year, primarily attributable to: (i) an increase in interest on the Secured Term Loan of $444,020 representing $576,182 of an increased amount of amortization of mortgage refinancing costs due to the July 26, 2011 refinancing less a reduction in interest expense of $132,162 attributable to a lower rate of interest on the Secured Term Loan as compared with the prior mortgage debt; (ii) an increase in depreciation on building and building and tenant improvements of $1,559,878 attributable to improvements placed in service in the second half of 2011 and first quarter of 2012; (iii) amortization of leasing costs of $379,325 due to leasing costs incurred in the second half of 2011 and first quarter of 2012; and (iv) an increase in professional fees of $112,363, including fees to Malkin Holdings of $51,210 for services rendered in connection with the Consolidation and IPO for the three month period ended June 30, 2012 as compared with the corresponding period of the prior year.

Liquidity, Capital Resources and Distributions

Registrant’s liquidity has decreased as of June 30, 2012, as compared with June 30, 2011 primarily attributable to (i) costs incurred in connection with the Consolidation and IPO, and (ii) reimbursements to the Sublessee for building improvements and tenanting costs. Adverse developments in economic, credit and investment markets over the last several years impaired general liquidity (although some improvement in such markets has arisen recently) and the developments may negatively impact Registrant and/or space tenants at the Building. Any such impact should be ameliorated by the fact that (a) each of Registrant and its Sublessee has very low debt in relation to asset value, (b) the Building’s rental revenue is derived from a substantial number of tenants in diverse businesses with lease termination dates spread over numerous years.

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

At the closing of the Secured Term Loan, the lenders provided Registrant with an advance of $159,000,000 (of which $92,000,000 refinanced existing indebtedness). An additional $30,000,000 was drawn on April 5, 2012 (in accordance with that certain Fourth Modification of Sublease dated April 5, 2012 by and between Registrant and Sublessee) bringing the total amount advanced through June 30, 2012 to $189,000,000. An additional draw of $30,000,000 was made on July 9, 2012 bringing the total advanced to date to $219,000,000. Based on the terms of the Secured Term Loan (as amended) and subject to the conditions set forth in the Secured Term Loan (as amended), the lenders agreed to provide Registrant with additional advances of up to $81,000,000. In addition, one of the lead lenders has agreed upon the Registrant’s request, and subject to certain other conditions, to source further additional commitments aggregating up to $200,000,000 in the sole discretion of the lenders. Any further advances under the Secured Term Loan are subject to the consent of the Sublessee.

Pursuant to the terms of the Secured Term Loan agreement, Registrant and Sublessee entered into an amendment dated July 26, 2011 to the Sublease (“Third Modification of Sublease”) pursuant to which (i) Sublessee consented to the advance of up to $159,000,000 under the Secured Term Loan and (ii) in accordance with the terms of the existing sublease agreement (which terminates on January 4, 2076) between Sublessee and Registrant, the Basic Rent payable by Sublessee was increased by an amount equal to the debt service on the portion of the borrowing from the Secured Term Loan associated with improvements (excluding any principal payable upon maturity). Sublessee consented to an additional advance of $30,000,000 on April 5, 2012 pursuant to the Fourth Modification of Sublease as of that date and an additional $30,000,000 advance on July 9, 2012 in accord with the Fifth Modification of Sublease as of that date. The original basic rent payable by Sublessee is more than sufficient to pay the debt service on the portion of the borrowing associated with purchasing the fee position in 2002. The Sublessee and Empire State Realty Observatory TRS, LLC (formerly known as ESB Observatory LLC), a subsidiary of Sublessee, also entered into subordination agreements with the agent on behalf of the lenders pursuant to which the Sublease and the lease of the observatory were subordinated to the mortgage securing the Secured Term Loan. As a result, the Sublease and the observatory lease can be terminated in connection with a foreclosure by Secured Term Loan lenders.

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

The initial advance was used to pay and discharge the then existing secured mortgage loans relating to the Property and to fund operations and working capital requirements related to the Property (including for improvements), including reimbursements to Sublessee for expenditures relating to improvements previously incurred by Sublessee, and certain other general entity purposes permitted in the Secured Term Loan including costs of the financing. Subsequent advances were or will be used for the foregoing purposes except for the discharge of existing secured mortgage loans which had been discharged from proceeds of the initial advance.

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

Registrant anticipates that funds for short-term working capital requirements for the Real Estate will be provided by cash on hand, rental payments received from the Sublessee (which entity is required under the Sublease to make payments of Basic Rent and, subject to cash flow, Overage Rent) and from additional advances of up to $81,000,000 available with respect to the July 26, 2011 refinancing and subsequent amendment on November 2, 2011. Long-term sources of working capital will be provided by a combination of rental payments from the Sublessee and borrowings.

Sublessee is to maintain the Building as a high-class office building as required by the terms of the Sublease.

In connection with the July 2011 refinancing of the mortgage on the fee position of the Empire State Building with the Secured Term Loan, it is now intended that the Registrant generally will incur all capital improvement and tenanting costs commencing with expenditures incurred January 1, 2011 and thereafter. Registrant has incurred fixed asset additions of $33,289,998 and leasing costs of $4,309,049 during the six months ended June 30, 2012 and reimbursed Sublessee $35,042,777, resulting in a payable to Sublessee of $8,569,934 (of which $2,556,270 relates to unpaid leasing costs) at June 30, 2012.

Since the Supervisor gained day-to-day management of the Empire State Building in August 2006, a total of approximately $149,000,000 has been invested through June 30, 2012 in connection with the restoration and renovation program at the Property. The Registrant currently estimates that between $195,000,000 and $235,000,000 of additional capital is needed to complete this renovation program, which the Registrant expects to complete substantially in 2016. These estimates are based on the Supervisor’s current budgets (which do not include tenant improvement and leasing commission costs) and are subject to change. The Registrant’s renovation program at the Property has taken substantial time to design and implement due to many factors, including the overall scale of the program, the market timing of re-leasing upgraded spaces to existing and prospective tenants, the Registrant’s desire to minimize existing tenant disruptions, and the need to obtain consents of investors to complete financings.

Due to Sublessee at June 30, 2012 represents the payable to Sublessee for purchased building improvements and tenanting costs. The costs of the Program will be financed through a combination of borrowings and operating cash flow.

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

The Supervisor of the Registrant has filed a registration statement on Form S-4 for the solicitation of consents of the Participants in the Registrant and other public limited liability companies supervised by the Supervisor to the Consolidation. In the Consolidation, (x) the property interests of the Registrant, such other public limited liability companies and certain private entities supervised by the Supervisor, and (y) the Supervisor and certain affiliated management companies would be contributed to the operating partnership of Empire State Realty Trust, Inc., a newly organized real estate investment trust.

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

Security Ownership

As of June 30, 2012, the Members of Registrant owned of record and beneficially an aggregate of $41,042 of Participations in Registrant, representing less than 0.124% of the currently outstanding Participations therein totaling $33,000,000.

As of June 30, 2012, certain of the Members of Registrant held additional Participations as follows:

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

(a) Evaluation of disclosure controls and procedures. The Supervisor after evaluating the effectiveness of Registrant’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of June 30, 2012, the end of the period covered by this report, has concluded that as of that date that Registrant’s disclosure controls and procedures were effective and designed to ensure that material information relating to Registrant would be made known to it by others within those entities on a timely basis.

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

As of the date of this 10-Q report, five putative class actions have been brought by Participants in the Registrant and several other entities supervised by Malkin Holdings that own fee or leasehold interests in various properties located in New York City, the first of which was filed March 1, 2012 (the “Class Actions”). As currently pending in New York State Supreme Court, New York County, each Class Action challenges the proposed consolidation of those and other properties supervised by Malkin Holdings into a real estate investment trust (the “REIT”) and the initial public offering of shares of Class A common stock in Empire State Realty Trust, Inc., a Maryland corporation which intends to qualify for U.S. tax purposes as a REIT. The plaintiffs assert claims against Malkin Holdings, Malkin Properties, L.L.C., Malkin Properties of New York, L.L.C., Malkin Properties of Connecticut, Inc., Malkin Construction Corp., Anthony E. Malkin, Peter L. Malkin, Estate of Leona M. Helmsley, Empire State Realty OP, L.P., and Empire State Realty Trust, Inc. (“Defendants”) for breach of fiduciary duty, unjust enrichment, and/or aiding and abetting breach of fiduciary duty, alleging, inter alia, that the terms of the transaction and the process in which it was structured (including the valuation which was employed) are unfair to the investors in the existing entities, the consolidation provides excessive benefits to the Malkin Holdings group and the prospectus/consent solicitation fails to make adequate disclosure. The complaints seek money damages and injunctive relief preventing the proposed transaction. On April 3, 2012, plaintiffs moved for consolidation of the actions and for appointment of co-lead counsel. The motion was granted on June 26, 2012, and the plaintiffs have 120 days from that date to file a consolidated amended complaint.

The Class Actions are in a very preliminary stage, with no responses to the complaints having been filed to date.

The outcome of this litigation is uncertain, however, and as a result, the Defendants may incur costs associated with defending or settling such litigation or paying any judgment if they lose. In addition, the Defendants may be required to pay damage awards or settlements. At this time, the Defendants cannot reasonably assess the timing, outcome of this litigation, and an estimate of the amount of loss, or its effect, if any, on the Defendants’ financial statements if applicable. Defendants have stated they believe the Class Actions are baseless and intend to defend them vigorously.

There is a risk that other third parties will assert claims against the Defendants, including, without limitation, that the Defendants breached their fiduciary duties to participants or that the consolidation violates the relevant operating agreements, and third parties may commence litigation against the Defendants.

EXHIBIT INDEX

Number	Document

24.1	Power of Attorney dated July 23, 2012 between the Members in Registrant and Mark Labell which is being filed as Exhibit 24.1 to Registrant’s 10-Q for the period ended June 30, 2012.

31.1	Certification of Mark Labell, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Mark Labell, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Mark Labell, Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Mark Labell, Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

The individual signing this report on behalf of Registrant is Attorney-in-Fact for Registrant and each of the Members in Registrant, pursuant to Powers of Attorney, dated July 23, 2012 (the “Power”) and as supervisor of the accounting functions.

EMPIRE STATE BUILDING ASSOCIATES L.L.C.
(Registrant)

By:	/s/ Mark Labell
Mark Labell as Senior Vice President, Finance of Malkin Holdings LLC,
Supervisor of Empire State Building Associates L.L.C.* and as Attorney-in-Fact on behalf of:

Peter L. Malkin, Member
Anthony E. Malkin, Member
Thomas N. Keltner, Jr., Member

Date: August 9, 2012

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