Form 10-Q
period 2012-09-30
EMPIRE STATE BUILDING ASSOCIATES L.L.C.
filed 2012-11-13
CIK 32776

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Empire State Building Associates L.L.C.

(A Limited Liability Company)

Condensed Consolidated Balance Sheets

	September 30, 2012	December 31, 2011
	(Unaudited)
Assets
Real Estate:

Building	$38,933,801	$38,933,801
Less: Accumulated depreciation	(10,441,268)	(9,692,570)

	28,492,533	29,241,231

Building improvements	54,921,233	27,676,681
Less: Accumulated depreciation	(1,587,795)	(792,081)

	53,333,438	26,884,600

Building improvements in progress	6,758,950	7,058,098

Tenant Improvements	43,703,978	22,272,545
Less: Accumulated depreciation	(5,428,018)	(1,411,398)

	38,275,960	20,861,147

Land	21,550,588	21,550,588

Total real estate, net	148,411,469	105,595,664
Cash and cash equivalents	32,979,554	23,236,067
Restricted cash	583,463	406,312
Due from Supervisor, a related party	324,111	324,111
Other receivables	491,572	115,369
Prepaid insurance	86,345	—
Due from Sublessee, a related party	15,060,562	28,780,449
Deferred costs	12,061,561	6,724,673
Leasing costs, less accumulated amortization of $1,538,648 in 2012 and $474,217 in 2011	20,391,007	15,900,512
Mortgage financing costs, less accumulated amortization of $3,218,198 in 2012 and $986,801 in 2011	6,432,312	6,418,654

Total assets	$236,821,956	$187,501,811

Empire State Building Associates L.L.C.

(A Limited Liability Company)

Condensed Consolidated Balance Sheets

	September 30, 2012	December 31, 2011
	(Unaudited)
Liabilities and members’ equity (deficiency)
Liabilities:
Mortgages payable	$219,000,000	$159,000,000
Accrued mortgage interest	560,760	463,678
Due to Sublessee, a related party	24,958,868	6,067,803
Accrued supervisory fees, a related party	—	1,107,000
Accrued expenses	50,429	109,325
Due to Supervisor, a related party	1,665,514	1,306,131

Total liabilities	246,235,571	168,053,937
Commitments and contingencies	—	—
Members’ equity (deficiency) (at September 30, 2012 and December 31, 2011, there were 3,300 units (at $10,000 per unit) of participation units outstanding)	(9,413,615)	19,447,874

Total liabilities and members’ equity (deficiency)	$236,821,956	$187,501,811

See notes to condensed consolidated financial statements.

Empire State Building Associates L.L.C.

(A Limited Liability Company)

Condensed Consolidated Statements of Operations

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2012	2011	2012	2011
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue:
Rent income, from a related party	$2,609,019	$2,133,978	$7,422,540	$6,172,254
Interest and dividend income	817	1,973	1,817	6,633

Total revenue	2,609,836	2,135,951	7,424,357	6,178,887

Expenses:
Interest on mortgage	2,449,396	4,445,328	6,399,357	7,785,241
Supervisory services, to a related party	205,326	202,680	610,688	594,889
Depreciation of building, building and tenant improvements	2,137,275	977,495	5,561,031	1,606,910
Amortization of leasing costs	416,663	204,389	1,064,430	204,389
Formation transaction expenses	411,834	223,603	742,438	437,738
Professional fees, including amounts paid to a related party	1,185,809	143,001	1,613,283	323,950
Miscellaneous	14,246	—	34,619	3,025

Total expenses	6,820,549	6,196,496	16,025,846	10,956,142

Net Loss	$(4,210,713)	$(4,060,545)	$(8,601,489)	$(4,777,255)

Loss per $10,000 participation unit, based on 3,300 participation units outstanding during the period	$(1,275.97)	$(1,230.47)	$(2,606.51)	$(1,447.65)

Distributions per $10,000 participation unit consisted of the following:
Income	$0	$0	$0	$0
Return of capital	294.64	294.65	6,139.39	883.93

Total distributions	$294.64	$294.65	$6,139.39	$883.93

See notes to condensed consolidated financial statements.

Empire State Building Associates L.L.C.

(A Limited Liability Company)

Condensed Consolidated Statements of Members’ Equity (Deficiency)

	For the	For the Year
	Nine Months Ended	Ended
	September 30, 2012	December 31, 2011
	(Unaudited)
Members’ equity (deficiency):
January 1, 2012	$19,447,874
January 1, 2011		$3,693,267
Add (deduct) net income (loss):
January 1, 2012 through September 30, 2012	(8,601,489)
January 1, 2011 through December 31, 2011		19,643,940

	10,846,385	23,337,207

Less distributions:
Distributions January 1, 2012 through September 30, 2012	2,917,000
Distribution on March 8, 2012	17,343,000
Distributions January 1, 2011 through December 31, 2011		3,889,333

Total distributions	20,260,000	3,889,333

Members’ equity (deficiency) at the end of the period	($9,413,615)	$19,447,874

See notes to condensed consolidated financial statements.

Empire State Building Associates L.L.C.

(A Limited Liability Company)

Condensed Consolidated Statements of Cash Flows

	For the Nine Months	For the Nine Months
	Ended	Ended
	September 30, 2012	September 30, 2011
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(8,601,489)	$(4,777,255)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation of building, building and tenant improvements	5,561,032	1,606,910
Amortization of mortgage financing costs	2,231,397	1,271,287
Amortization of leasing costs	1,064,431	204,389
Changes in operating assets and liabilities:
Change in restricted cash	(177,151)	522,881
Change in other receivables	(376,203)	(40,939)
Prepaid insurance	(86,345)	—
Overage rent due from/to Sublessee, a related party	28,780,449	(1,888,629)
Leasing costs paid	(1,752,779)	—
Accrued mortgage interest	97,082	(154,345)
Change in due to Supervisor, a related party	523,695	—
Accrued supervisory fees, to a related party	(1,107,000)	(312,500)
Accrued expenses	(58,896)	(452,342)

Net cash provided by (used in) operating activities	26,098,223	(4,020,543)

Cash flows from investing activities:
Purchase of building and tenant improvements	(33,289,998)	(26,499,998)
Change in due from Sublessee, a related party	(15,060,562)	—
Increase in due to Sublessee, a related party	2,079	—

Net cash used in investing activities	(48,348,481)	(26,499,998)

Cash flows from financing activities:
Mortgage proceeds	60,000,000	159,000,000
Repayment of mortgages payable	—	(92,000,000)
Deferred costs	(5,501,200)	(1,608,263)
Mortgage refinancing costs	(2,245,055)	(6,554,242)
Distributions to Participants	(20,260,000)	(2,917,000)

Net cash provided by financing activities	31,993,745	55,920,495

Net increase in cash and cash equivalents	9,743,487	25,399,954
Cash and cash equivalents, beginning of period	23,236,067	25,318,179

Cash and cash equivalents, end of period	$32,979,554	$50,718,133

Supplemental disclosure of cash flow information:
Cash paid for interest	$4,070,878	$6,668,296

Net cash used in investing activities excludes an increase of $15,086,839 in payable to Sublessee for building and tenant improvements purchased during the nine months ended September 30, 2012.

Net cash provided by financing activities includes a decrease in Due to Supervisor of $164,312 for deferred costs for the nine months ended September 30, 2012.

See notes to condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements (unaudited)

Note A Interim Period Reporting

In the opinion of management, the accompanying unaudited condensed consolidated financial statements of Empire State Building Associates L.L.C. (“Registrant”) reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of Registrant as of September 30, 2012, its results of operations for the three and nine months ended September 30, 2012 and 2011 and its cash flows for the nine months ended September 30, 2012 and 2011. The condensed consolidated financial statements include the accounts of Registrant and its wholly-owned limited liability company, Empire State Land Associates L.L.C. All intercompany accounts and transactions have been eliminated in consolidation. Information included in the condensed balance sheet as of December 31, 2011 has been derived from the audited balance sheet included in Registrant’s Form 10-K for the year ended December 31, 2011 (the “10-K”) previously filed with the Securities and Exchange Commission (the “SEC”) except as disclosed in Note H. Pursuant to rules and regulations of the SEC, certain information and disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted from these consolidated financial statements unless significant changes have taken place since the end of the most recent fiscal year. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto and the other information contained in the 10-K. The consolidated results of operations for the nine months ended September 30, 2012 are not necessarily indicative of the results to be expected for any interim period or the full year. For purposes of comparison, certain items shown in the 2011 condensed financial statements have been reclassified to conform with the presentation used for 2012.

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

On July 26, 2011, Registrant entered into a three-year term loan (the “Secured Term Loan”) with institutional lenders, including HSBC Bank USA, National Association as agent and HSBC Bank USA, National Association and DekaBank Deutsche Girozentrale as lead arrangers. The Secured Term Loan is secured by a mortgage on the Property. The Secured Term Loan was amended by the First Amendment to Loan Agreement, Ratification of Loan Documents and Omnibus Amendment dated as of November 2, 2011 to provide for additional commitments from Capital One, National Association and Bank of America, N.A. so that, collectively, the loan was increased to $300,000,000. No additional funds were drawn at the time of the modification. The Secured Term Loan was amended on November 23, 2011 clarifying certain terms upon which the Property is permitted to be transferred into a consolidated entity without accelerating the Secured Term Loan. The Secured Term Loan was further amended by the Third Amendment to Loan Agreement, Ratification of Loan Documents and Omnibus Amendment dated as of October 11, 2012 to provide for additional commitments from the lenders so that, collectively, the loan was increased to $500,000,000. A condition to the lenders’ obligation to loan the additional amounts (in addition to the other conditions in the loan agreement) is that the loan-to-value ratio (as defined therein), based on an updated appraisal, does not then exceed 50%. See Note F Subsequent Events.

At the closing of the Secured Term Loan, the lenders provided Registrant with an advance of $159,000,000 (of which $92,000,000 refinanced existing indebtedness). An additional $30,000,000 was drawn on April 5, 2012 (in accordance with the Fourth Modification of Sublease dated April 5, 2012 by and between Registrant and Sublessee) and an additional $30,000,000 was drawn on July 9, 2012 (in accordance with the Fifth Modification of Sublease dated July 9, 2012 by and between Registrant and Sublessee) bringing the total amount advanced through September 30, 2012 to $219,000,000. Based on the terms of the Secured Term Loan (as amended) and subject to the conditions set forth in the Secured Term Loan (as amended), the lenders agreed to provide Registrant with additional advances of up to $281,000,000. Any further advances under the Secured Term Loan are subject to the consent of the Sublessee.

Pursuant to the terms of the Secured Term Loan agreement, Registrant and Sublessee entered into an amendment dated July 26, 2011 to the Sublease (“Third Modification of Sublease”) pursuant to which (i) Sublessee consented to the advance of up to $159,000,000 under the Secured Term Loan and (ii) in accordance with the terms of the existing sublease agreement (which terminates on January 4, 2076) between Sublessee and Registrant, the basic rent payable by Sublessee was increased by an amount equal to the debt service on the portion of the borrowing from the Secured Term Loan associated with improvements (excluding any principal payable upon maturity). In connection with additional advances aggregating $60,000,000, Registrant and Sublessee entered into a Fourth Modification of Sublease and a Fifth Modification of Sublease dated as of April 5, 2012 and July 9, 2012, respectively, under which the basic rent payable by Sublessee was further increased by an amount equal to the debt service on the aggregate additional advance of $60,000,000. The original basic rent payable by Sublessee is more than sufficient to pay the debt service on the portion of the borrowing associated with purchasing the fee position in 2002. The Sublessee and Empire State Realty Observatory TRS, LLC (formerly known as ESB Observatory LLC), a subsidiary of Sublessee, also entered into subordination agreements with the agent on behalf of the lenders pursuant to which the Sublease and the lease of the observatory were subordinated to the mortgage securing the Secured Term Loan. As a result, the Sublease and the observatory lease can be terminated in connection with a foreclosure by Secured Term Loan lenders.

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

The estimated fair value of Registrant’s Secured Term Loan debt based on available market information is approximately $219,000,000 at September 30, 2012. The fair value of borrowings is estimated by discounting the future cash flows using current interest rates at which similar borrowings could be made by Registrant.

Restricted cash at September 30, 2012 represents funds in an account held at HSBC Bank pursuant to the terms of the Secured Term Loan, to be used for Registrant’s monthly loan interest obligation.

The Building and Building improvements are being depreciated on the straight-line basis over their estimated useful lives of 39 years. Tenant improvements are being depreciated and leasing commissions are being amortized over the remaining lease term or the useful life, whichever is shorter. Mortgage financing costs relating to the Secured Term Loan totaling $9,650,510 are being amortized ratably over the life of the loan. As the prior first and second mortgages relating to these loans were repaid on July 26, 2011, the remaining unamortized balance of applicable financing costs were written-off. The unamortized loan costs and the prepayment penalty on early repayment of such mortgages were included in interest expense in 2011.

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

In accordance with the second sublease modification dated February 25, 2009, Basic Rent described above had been increased to cover debt service on the $31,500,000 second mortgage that closed on February 25, 2009. In accordance with the third sublease modification dated July 26, 2011, Basic Rent was increased to cover debt service relating to the Secured Term Loan, refinancing that prepaid the first and second mortgages aggregating $92,000,000 (Note C), to the extent the Secured Term Loan debt exceeds the previous first mortgage of $60,500,000. In accordance with the fourth and fifth modifications of the Sublease, basic rent was further increased to cover debt service on additional advances aggregating $60,000,000 ($30,000,000 on each of April 5, 2012 and July 9, 2012). Basic Rent increased by $1,250,286 for the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011, representing debt service, which consists only of interest, on the balance of the Secured Term Loan in excess of $60,500,000.

Basic Rent will be increased to cover debt service on any refinancing of such debt so long as the aggregate amount refinanced does not exceed the then existing amount of debt plus refinancing costs.

Due to Sublessee at September 30, 2012 and December 31, 2011 represents the payable to Sublessee for building improvements and leasing costs. Due to Sublessee, a related party, are $24,958,868 and $6,067,803 at September 30, 2012 and December 31, 2011, respectively. Due from Sublessee at September 30, 2012 and December 31, 2011 represents funds held in escrow by Sublessee for tenant improvements and overage rent due from Sublessee as of September 30, 2012 and 2011, respectively.

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

The consideration to be paid to the contributing companies and entities in the Consolidation will be allocated in accordance with exchange values determined based on appraisals by an independent third party. Such method of allocation has been approved by the Sublessee. Based on the exchange values, if the Consolidation proposal is approved by the Registrant’s Participants, the consideration with respect to the Empire State Building will be allocated approximately 50% to the Registrant and 50% to the Sublessee, which the Supervisor believes is in accordance with the historical treatment of the Registrant and the Sublessee.

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

Registrant pays Supervisor an additional payment (“Additional Payment”) equal to 6% of distributions to Participants in Registrant in excess of 9% per annum on their remaining cash investment in Registrant (which remaining cash investment at September 30, 2012 was equal to the Participants’ original cash investment of $33,000,000). For tax purposes, any additional payment is recognized as a profits interest and the Supervisor is treated as a partner, all without modifying each Participant’s distributive share of reportable income and cash distributions.

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

Registrant pays Supervisor for other services at hourly rates. Pursuant to the fee arrangements described herein, Registrant incurred supervisory fees of $566,125 and $550,326 for the nine month periods ended September 30, 2012 and 2011, respectively, plus additional fees totaling $44,563 in each period representing 6% of the annual rent and debt service reductions from which Registrant has benefited. No remuneration was paid during the nine-month periods ended September 30, 2012 and 2011 by Registrant to any of the Members. Accrued supervisory fees were $0 and $1,107,000 at September 30, 2012 and December 31, 2011, respectively. Included in professional fees are amounts for services provided by a related party of $370,424 and $690,490 for the three and nine months ended September 30, 2012, respectively, and $81,751 and $221,200 for the three and nine months ended September 30, 2011, respectively.

Distributions are paid from a cash account held by Supervisor. That account is included in the Condensed Consolidated Balance Sheets as “Due from Supervisor.” The funds of $324,111 at September 30, 2012 and December 31, 2011 were paid to Participants on October 1, 2012 and January 1, 2012, respectively.

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

Note F Subsequent Events

On October 11, 2012, the Secured Term Loan was amended to increase the lenders’ respective commitments from an aggregate of $300,000,000 to an aggregate of $500,000,000 and provides that a condition for any advance in respect of such increased amount (in addition to any other conditions in the loan agreement) is the delivery of an updated appraisal to the effect that the Loan-To-Value Ratio (as defined in the loan agreement) does not then exceed 50%. Upon execution of the amendment, Registrant paid the lenders a facility fee of 0.75% of such increase ($1,500,000) and an arrangement fee 0.25% of such increase ($500,000).

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

Cash and cash equivalents, restricted cash, due from Supervisor, a related party, due from Sublessee, a related party, other receivables, accrued mortgage interest, accrued supervisory fees, a related party, due to Sublessee, a related party, due to Supervisor, a related party, accrued expenses. The carrying amount of cash and cash equivalents, restricted cash, due from Supervisor, a related party, due from Sublessee, a related party, other receivables, accrued mortgage interest, accrued supervisory fees, a related party, due to Sublessee, a related party, due to Supervisor, a related party, and accrued expenses reported in our Condensed Consolidated Balance Sheets approximate fair value due to the short term maturity of these instruments.

Mortgages payable: The fair value of borrowings, as disclosed in Note D, is estimated by discounting the future cash flows using current interest rates at which similar borrowings could be made to us.

The methodologies used for valuing financial instruments have been categorized into three broad levels as follows:

Level 1—Quoted prices in active markets for identical instruments.

Level 2—Valuations based principally on other observable market parameters, including:

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

Level 3—Valuations based significantly on unobservable inputs.

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

The mortgages payable had an estimated fair value based on discounted cash flow models, based on Level 3 inputs, of approximately $219,000,000 compared to the book value of the related debt of $219,000,000 at September 30, 2012.

Disclosure about fair value of financial instruments is based on pertinent information available to us as of September 30, 2012. Although we are not aware of any factors that would significantly affect the reasonable fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and current estimates of fair value may differ significantly from the amounts presented herein.

Note H Offering Costs and Formation Transaction Expenses

In connection with the Consolidation and IPO we have incurred or will incur incremental accounting fees, legal fees and other professional fees. Such costs will be deferred and recorded as a reduction of proceeds of the Consolidation and IPO, or expensed if the Consolidation and IPO is not consummated. Certain costs associated with the Consolidation and IPO not directly attributable to the solicitation of consents and the IPO, but rather related to structuring the formation transaction, are expensed as incurred. Correction of an Immaterial Error in the Financial Statements

Through September 30, 2012, we have incurred external offering costs of $12,061,561, including an adjustment of $330,604 for the six months ended June 30, 2012 as a result of the reclassification discussed below, of which we have incurred $5,336,888 and $1,608,263 for the nine month periods ended September 30, 2012 and 2011, respectively, and are reflected as deferred costs on Registrant’s Condensed Consolidated Balance Sheets. A total of $922,428 and $1,086,740 of these costs are in Due to Supervisor at September 30, 2012 and December 31, 2011, respectively. Additional offering costs for work done by employees of the Supervisor of $690,490 and $221,200 for the nine months ended September 30, 2012 and 2011, respectively, were incurred and advanced by the Supervisor and have been reimbursed to the Supervisor by the Registrant.

Correction of an Immaterial Error in the Financial Statements

Our prior period financial results have been adjusted to reflect an immaterial correction which has no impact to the net change in cash reported on the statement of cash flows. During fiscal year 2012, we determined that certain costs related to the structuring of the formation transaction that were previously included in deferred offering costs should have been expensed in the periods incurred. The correction impacted the 2011 and 2010 periods and had accumulated to an amount of $2,147,898 as of June 30, 2012. Adhering to applicable guidance for accounting changes and error corrections, we concluded that the error was not material to any of our prior period financial statements. The correction resulted in immaterial changes to deferred costs and formation transaction expenses for the years ended December 31, 2011 and 2010. We applied the guidance for accounting changes and error corrections and revised our prior period financial statements presented.

The following tables present the effect this correction had on our prior period reported financial statements. Additionally, financial information included in the notes to the financial statements that is impacted by the adjustment have been revised, as applicable.

	As of December 31, 2011
	As reported	Adjustment	As adjusted
Deferred costs, net	$8,541,967	$(1,817,294)	$6,724,673
Members’ equity	21,265,168	(1,817,294)	19,447,874

	For the six months ended June 30, 2012
	As reported	Adjustment	As adjusted
Formation transaction expenses	$—	$330,604	$330,604
Net loss	(4,060,172)	(330,604)	(4,390,776)
Net cash provided by operating activities	26,598,243	(330,604)	26,267,639
Net cash provided by financing activities	5,997,952	330,604	6,328,556
Net change in cash and cash equivalents	(15,808,504)	—	(15,808,504)

	For the nine months ended September 30, 2011
	As reported	Adjustment	As adjusted
Formation transaction expenses	$—	$437,738	$437,738
Net loss	(4,339,517)	(437,738)	(4,777,255)
Net cash used in operating activities	(3,582,805)	(437,738)	(4,020,543)
Net cash provided by financing activities	55,482,757	437,738	55,920,495
Net change in cash and cash equivalents	25,399,954	—	25,399,954

	For the three months ended September 30, 2011
	As reported	Adjustment	As adjusted
Formation transaction expenses	$—	$223,603	$223,603
Net loss	(3,836,942)	(223,603)	(4,060,545)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

During the nine-month period ended September 30, 2012, Registrant made regular monthly distributions of $98.22 for each $10,000 Participation ($1,178.59 per annum for each $10,000 Participation). There are no restrictions on Registrant’s present or future ability to make distributions; however, the amount of such distributions, particularly distributions of Overage Rent, depends solely on Sublessee’s ability to make payments of Basic Rent and Overage Rent to Registrant. Registrant expects to make monthly distributions in the future so long as it receives the payments provided for under the Sublease.

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

Total revenues increased by $1,245,470 for the nine-month period ended September 30, 2012 as compared with the corresponding period of the prior year, primarily attributable to an increase in Basic Rent income from the Sublessee to cover the increase in debt service on the increased loan balance for the nine-month period ended September 30, 2012 as compared with the corresponding period of the prior year.

Total revenues increased by $473,885 for the three-month period ended September 30, 2012 as compared with the corresponding period of the prior year, primarily attributable to an increase in Basic Rent income from the Sublessee to cover the increase in debt service on the increased loan balance for the three-month period ended September 30, 2012 as compared with the corresponding period of the prior year.

Total expenses increased by $5,069,704 for the nine-month period ended September 30, 2012 as compared with the corresponding period of the prior year, attributable to: (i) an increase in depreciation on building and building and tenant improvements of $3,954,121 attributable to improvements placed in service in the last three months of 2011 and first nine months of 2012; (ii) an increase in amortization of leasing costs of $860,041 due to leasing costs incurred in the last three months of 2011 and first nine months of 2012; (iii) an increase of $15,799 in supervisory fees, (iv) an increase in miscellaneous expenses of $31,594 attributable to filing fees, (v) an increase in professional fees of $1,289,333, including (a) fees to Malkin Holdings of $469,290 for services rendered in connection with a proposed consolidation of Registrant, other public and private entities supervised by the Supervisor and the Supervisor and certain affiliated management companies into Empire State Realty Trust, Inc., a newly formed real estate investment trust (collectively the “Consolidation”) and the initial public offering of Class A common stock of Empire State Realty Trust, Inc. (the “IPO”), and (b) $743,086 for accounting fees in connection with the Consolidation, and consulting fees for the design and implementation of new accounting systems, (vi) an increase in formation transaction expenses of $304,700. The increase in formation transaction expenses is mainly attributable to matters pertaining to the class action litigation including extensive negotiations relating to the settlement (as described in Legal Proceedings). For formation transaction expenses, our prior period financial results have been adjusted to reflect an immaterial correction. During fiscal year 2012, we determined that certain costs related to the structuring of the formation transaction that were previously included in deferred offering costs should have been expensed in the periods incurred. The correction resulted in immaterial changes to deferred costs and formation transaction expenses for the six months ended June 30, 2012 and for the years ended December 31, 2011 and 2010. These increases are offset by a net decrease in interest on the Secured Term Loan of $1,385,884, representing a reduction in interest expense of $2,620 attributable to the net impact of a lower rate of interest on the Secured Term Loan on the higher loan balance as compared with the prior mortgage debt and the effect of a prepayment penalty of $2,343,373 in the third quarter of 2011 related to the repayment of the prior first mortgage on July 26, 2011, offset by an increase of $960,109 in amortization of mortgage refinancing costs capitalized in connection with the July 26, 2011 refinancing and subsequent additional draws in 2012 increasing the mortgage from $159,000,000 to $219,000,000.

Total expenses increased by $624,053 for the three-month period ended September 30, 2012 as compared with the corresponding period of the prior year, attributable to: (i) an increase in depreciation on building and building and tenant improvements of $1,159,780 attributable to improvements placed in service in the last three months of 2011 and first nine months of 2012; (ii) an increase in amortization of leasing costs of $212,274 due to leasing costs incurred in the last three months of 2011 and first nine months of 2012; (iii) an increase of $2,646 in supervisory fees, (iv) an increase in miscellaneous expenses of $14,246 including filing fees of $8,548, (v) an increase in professional fees of $1,042,808, including (a) fees to Malkin Holdings of $288,673 for services rendered in connection with the Consolidation and IPO, and (b) $743,086 for accounting fees in connection with the Consolidation, and consulting fees for the design and implementation of new accounting systems, and (vi) an increase in formation transaction expenses of $188,231. The increase in formation transaction expenses is mainly attributable to matters pertaining to the class action litigation including extensive negotiations relating to the settlement (as described in Legal Proceedings). For formation transaction expenses, our prior period financial results have been adjusted to reflect an immaterial correction. During fiscal year 2012, we determined that certain costs related to the structuring of the formation transaction that were previously included in deferred offering costs should have been expensed in the periods incurred. The correction resulted in immaterial changes to deferred costs and formation transaction expenses for the six months ended June 30, 2012 and for the years ended December 31, 2011 and 2010. There was also a net decrease in interest on the Secured Term Loan of $1,995,932, representing an increase in interest expense of $413,988 attributable to an increased loan balance on the Secured Term Loan as compared with the prior mortgage debt, offset by the effect of a prepayment penalty of $2,343,373 in the third quarter of 2011 pertaining to the repayment of the prior first mortgage in such quarter, plus a decrease of $66,547 in amortization of mortgage refinancing costs due to the net effect of financing costs incurred in connection with the July 26, 2011 refinancing, the write off of the then unamortized costs and costs associated with subsequent additional draws increasing the mortgage from $159,000,000 to $219,000,000.

Liquidity, Capital Resources and Distributions

Registrant’s liquidity has decreased as of September 30, 2012, as compared with September 30, 2011 primarily attributable to (i) costs incurred in connection with the Consolidation and IPO, and (ii) commitments to the Sublessee for building improvements and tenanting costs. Adverse developments in economic, credit and investment markets over the last several years impaired general liquidity (although some improvement in such markets has arisen recently) and the developments may negatively impact Registrant and/or space tenants at the Building. Any such impact should be ameliorated by the fact that (a) each of Registrant and its Sublessee has very low debt in relation to asset value, (b) the Building’s rental revenue is derived from a substantial number of tenants in diverse businesses with lease termination dates spread over numerous years.

On July 26, 2011, Registrant entered into a three-year term loan (the “Secured Term Loan”) with institutional lenders, including HSBC Bank USA, National Association as agent and HSBC Bank USA, National Association and DekaBank Deutsche Girozentrale as lead arrangers. The Secured Term Loan is secured by a mortgage on the Property. The Secured Term Loan was amended by the First Amendment to Loan Agreement, Ratification of Loan Documents and Omnibus Amendment dated as of November 2, 2011 to provide for additional commitments from Capital One, National Association and Bank of America, N.A. so that, collectively, the loan was increased to $300,000,000. No additional funds were drawn at the time of the modification. The Secured Term Loan was amended on November 23, 2011 clarifying certain terms upon which the Property is permitted to be transferred into a consolidated entity without accelerating the Secured Term Loan. The Secured Term Loan was further amended by the Third Amendment to Loan Agreement, Ratification of Loan Documents and Omnibus Amendment dated as of October 11, 2012 to provide for additional commitments from the lenders so that, collectively, the loan was increased to $500,000,000. A condition to the lenders’ obligation to loan the additional amounts (in addition to the other conditions in the loan agreement) is that the loan-to-value ratio (as defined therein), based on an updated appraisal, does not then exceed 50%. See Note F Subsequent Events.

At the closing of the Secured Term Loan, the lenders provided Registrant with an advance of $159,000,000 (of which $92,000,000 refinanced existing indebtedness). An additional $30,000,000 was drawn on April 5, 2012 (in accordance with the Fourth Modification of Sublease dated April 5, 2012 by and between Registrant and Sublessee) and an additional $30,000,000 was drawn on July 9, 2012 (in accordance with the Fifth Modification of Sublease dated July 9, 2012 by and between Registrant and Sublessee) bringing the total amount advanced through September 30, 2012 to $219,000,000. Based on the terms of the Secured Term Loan (as amended) and subject to the conditions set forth in the Secured Term Loan (as amended), the lenders agreed to provide Registrant with additional advances of up to $281,000,000. Any further advances under the Secured Term Loan are subject to the consent of the Sublessee.

Pursuant to the terms of the Secured Term Loan agreement, Registrant and Sublessee entered into an amendment dated July 26, 2011 to the Sublease (“Third Modification of Sublease”) pursuant to which (i) Sublessee consented to the advance of up to $159,000,000 under the Secured Term Loan and (ii) in accordance with the terms of the existing sublease agreement (which terminates on January 4, 2076) between Sublessee and Registrant, the basic rent payable by Sublessee was increased by an amount equal to the debt service on the portion of the borrowing from the Secured Term Loan associated with improvements (excluding any principal payable upon maturity). In connection with additional advances aggregating $60,000,000, Registrant and Sublessee entered into a Fourth Modification of Sublease and a Fifth Modification of Sublease dated as of April 5, 2012 and July 9, 2012, respectively, under which the basic rent payable by Sublessee was further increased by an amount equal to the debt service on the aggregate additional advance of $60,000,000. The original basic rent payable by Sublessee is more than sufficient to pay the debt service on the portion of the borrowing associated with purchasing the fee position in 2002. The Sublessee and Empire State Realty Observatory TRS, LLC (formerly known as ESB Observatory LLC), a subsidiary of Sublessee, also entered into subordination agreements with the agent on behalf of the lenders pursuant to which the Sublease and the lease of the observatory were subordinated to the mortgage securing the Secured Term Loan. As a result, the Sublease and the observatory lease can be terminated in connection with a foreclosure by Secured Term Loan lenders.

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

Registrant anticipates that funds for short-term working capital requirements for the Real Estate will be provided by cash on hand, rental payments received from the Sublessee (which entity is required under the Sublease to make payments of Basic Rent and, subject to cash flow, Overage Rent) and from additional advances of up to $281,000,000 available with respect to the July 26, 2011 refinancing and subsequent amendment on November 2, 2011. Long-term sources of working capital will be provided by a combination of rental payments from the Sublessee and borrowings.

Sublessee is to maintain the Building as a high-class office building as required by the terms of the Sublease.

In connection with the July 2011 refinancing of the mortgage on the fee position of the Empire State Building with the Secured Term Loan, it is now intended that the Registrant generally will incur all capital improvement and tenanting costs commencing with expenditures incurred January 1, 2011 and thereafter. Registrant has incurred fixed asset additions of $48,376,837 and leasing costs of $5,554,926 during the nine months ended September 30, 2012 and reimbursed Sublessee $35,042,777, resulting in a payable to Sublessee of $24,958,868 (including unpaid building improvements and leasing costs) at September 30, 2012.

Since the Supervisor gained day-to-day management of the Empire State Building in August 2006, a total of approximately $157,900,000 has been invested through September 30, 2012 in connection with the restoration and renovation program at the Property. The Registrant currently estimates that between $185,000,000 and $225,000,000 of additional capital is needed to complete this renovation program, which the Registrant expects to complete substantially in 2016. These estimates are based on the Supervisor’s current budgets (which do not include tenant improvement and leasing commission costs) and are subject to change. The Registrant’s renovation program at the Property has taken substantial time to design and implement due to many factors, including the overall scale of the program, the market timing of re-leasing upgraded spaces to existing and prospective tenants, the Registrant’s desire to minimize existing tenant disruptions, and the need to obtain consents of investors to complete financings.

Due to Sublessee at September 30, 2012 represents the payable to Sublessee for purchased building improvements and tenanting costs. The costs of the Program will be financed through a combination of borrowings and operating cash flow.

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

The consideration to be paid to the contributing companies and entities in the Consolidation will be allocated in accordance with exchange values determined based on appraisals by an independent third party. Such method of allocation has been approved by the Sublessee. Based on the exchange values, if the Consolidation proposal is approved by the Registrant’s Participants, the consideration with respect to the Empire State Building will be allocated approximately 50% to the Registrant and 50% to the Sublessee, which the Supervisor believes is in accordance with the historical treatment of the Registrant and the Sublessee.

Inflation

Registrant believes that there has been no material change in the impact of inflation on its operations since the filing of the 10-K for the year ended December 31, 2011.

Security Ownership

As of September 30, 2012, the Members of Registrant owned of record and beneficially an aggregate of $41,042 of Participations in Registrant, representing less than 0.124% of the currently outstanding Participations therein totaling $33,000,000.

As of September 30, 2012, certain of the Members of Registrant held additional Participations as follows:

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

(a) Evaluation of disclosure controls and procedures. The Supervisor after evaluating the effectiveness of Registrant’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of September 30, 2012, the end of the period covered by this report, has concluded that as of that date that Registrant’s disclosure controls and procedures were effective and designed to ensure that material information relating to Registrant would be made known to it by others within those entities on a timely basis.

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

The Property of Registrant was the subject of the following material litigation:

(a) Malkin Holdings LLC and Peter L. Malkin, a member in Registrant, were engaged in a proceeding with Sublessee’s former managing agent, Helmsley-Spear, Inc. commenced in 1997, concerning the management, leasing and supervision of the Property that is subject to the Sublease to Sublessee. In this connection, certain costs for legal and professional fees and other expenses were paid by Malkin Holdings and Mr. Malkin. Malkin Holdings and Mr. Malkin have represented that such costs will be recovered only to the extent that (a) a competent tribunal authorizes payment or (b) an investor voluntarily agrees that his or her proportionate share be paid. On behalf of himself and Malkin Holdings, Mr. Malkin has requested, or intends to request, such voluntary agreement from all investors, which may include renewing such request in the future for any investor who previously received such request and failed to confirm agreement at that time. Because any related payment has been, or will be, made only by consenting investors, Registrant has not provided for the expense and related liability with respect to such costs in these financial statements.

An August 29, 2006 settlement agreement terminated Helmsley-Spear, Inc. as managing and leasing agent at the Property, subject to the supervision of Malkin Holdings LLC, as its supervisor, while engaging third party leasing agents, CB Richard Ellis for retail space since August 30, 2006 and Newmark Knight Frank for non-retail space since October 21, 2009.

(b) In March 2012, five putative class actions (the “Class Actions”) were filed in New York State Supreme Court, New York County by participants in Empire State Building Associates L.L.C. and several other entities supervised by Malkin Holdings that own fee or leasehold interests in various properties located in New York City (on March 1, 2012, March 7, 2012, March 12, 2012, March 14, 2012 and March 19, 2012). The plaintiffs assert claims against Malkin Holdings, Malkin Properties, L.L.C., Malkin Properties of New York, L.L.C., Malkin Properties of Connecticut, Inc., Malkin Construction Corp., Anthony E. Malkin, Peter L. Malkin, Estate of Leona M. Helmsley, Empire State Realty OP, L.P., and Empire State Realty Trust, Inc. (“Defendants”) for breach of fiduciary duty, unjust enrichment, and/or aiding and abetting breach of fiduciary duty. They allege, among other things, that the terms of the transaction and the process in which it was structured (including the valuation that was employed) are unfair to the investors in the existing entities, the consolidation provides excessive benefits to Malkin Holdings and its affiliates and the then-draft prospectus/consent solicitation statement which is part of the registration statement on Form S-4 filed with the SEC relating to the consolidation failed to make adequate disclosure to permit a fully-informed decision about the proposed transaction. The complaints seek money damages and injunctive relief preventing the consolidation. The actions were consolidated and co-lead plaintiffs’ counsel were appointed by the New York State Supreme Court by order dated June 26, 2012.

The parties entered into a Stipulation of Settlement dated September 28, 2012, resolving the Class Actions. The Stipulation of Settlement recites that the consolidation was approved by overwhelming consent of the private entity participants. The Stipulation of Settlement states that counsel for the plaintiff class satisfied themselves that they have received adequate access to relevant information, including the independent valuer’s valuation process and methodology, that the disclosures in the registration statement on Form S-4, as amended, are appropriate, that the transaction presents potential benefits, including the opportunity for liquidity and capital appreciation, that merit the participants’ serious consideration and that each of the named class representatives intends to support the transaction as modified. The Stipulation of Settlement further states that counsel for the plaintiff class are satisfied that the claims regarding tax implications, enhanced disclosures, appraisals and exchange values of the properties that would be consolidated into the company, and the interests of the participants in the public entities and the private entities have been addressed adequately, and they have concluded that the settlement pursuant to the Stipulation of Settlement and opportunity to consider the proposed transaction on the basis of revised consent solicitations are fair, reasonable, adequate and in the best interests of the plaintiff class.

Defendants in the Stipulation of Settlement denied that they committed any violation of law or breached any of their duties and did not admit that they had any liability to the plaintiffs.

The terms of the settlement include, among other things (i) a payment of $55 million, with a minimum of 80% in cash and maximum of 20% in freely-tradable shares of common stock and/or freely-tradable operating partnership units (all of which will be paid by affiliates of Malkin Holdings (provided that no affiliate of Malkin Holdings that would become a direct or indirect subsidiary of Empire State Realty Trust, Inc. in the consolidation will have any liability for such payment) and the Estate of Leona M. Helmsley and certain participants in the private entities who agree to contribute) to be distributed, after reimbursement of plaintiffs’ counsel’s court-approved expenses and payment of plaintiffs’ counsel’s court-approved attorneys’ fees, and, in the case of the shares of common stock and/or operating partnership units, after the termination of specified lock-ups periods, to participants in the public entities and the private entities pursuant to a plan of allocation to be prepared by counsel for plaintiffs; (ii) Defendants’ agreement that (a) the initial public offering will be on the basis of a firm commitment underwriting; (b) if, during the solicitation period of the public entities, any of the three public entities’ percentage of total exchange value is lower than what is stated in the final prospectus/consent solicitation by 10% or more, such decrease will be promptly disclosed by Defendants to participants in the public entities; and (c) unless total gross proceeds of $600,000,000 are raised in the initial public offering, Defendants will not proceed with the transaction without further approval of the public entities, and (iii) Defendants’ agreement to make additional disclosures in the prospectus/consent solicitation which is part of the registration statement on From S-4 regarding certain matters (which are included therein). Participants in the public entities and private entities will not be required to bear any portion of the settlement payment. The payment in settlement of the claim will be made by the Estate of Leona M. Helmsley and affiliates of Malkin Holdings (provided that no affiliate of Malkin Holdings that would become a direct or indirect subsidiary of Empire State Realty Trust, Inc. in the consolidation will have any liability for such payment) and certain participants in the private entities who agree to participate. Empire State Realty Trust, Inc. and Empire State Realty OP, L.P. will not bear any of the settlement payment.

The settlement further provides for the certification of a class of participants in the three public entities and all of the private entities, other than Defendants and other related persons and entities, and a release of any claims of the members of the class against Defendants and related persons and entities, as well as underwriters in the initial public offering and other advisors. The release in the settlement excludes certain claims, including but not limited to, claims arising from or related to any supplement to the registration statement on Form S-4 that is declared effective to which the plaintiffs’ counsel objects in writing, which objection will not be unreasonably made or delayed, so long as plaintiffs’ counsel has had adequate opportunity to review such supplement. Members of the putative class have the right to opt out of the monetary portion of the settlement, but not the portion providing for equitable relief. The settlement is subject to court approval. It is not effective until such court approval is final, including the resolution of any appeal. Defendants continue to deny any wrongdoing or liability in connection with the allegations in the Class Actions.

There is a risk that other third parties will assert claims against the Defendants, including, without limitation, that the Defendants breached their fiduciary duties to participants or that the consolidation violates the relevant operating agreements, and third parties may commence litigation against the Defendants.

EXHIBIT INDEX

Number	Document
10.1	Fifth Modification of Sublease dated July 9, 2012, between Empire State Building Company L.L.C. and Registrant.

10.2	Third Amendment of the Loan Agreement, Ratification of Loan Documents and Omnibus Amendment dated October 11, 2012, between the Registrant, Empire Land Associates L.L.C. and HSBC Bank, USA, National Association, as Agent and the lender named therein and HSBC Bank USA, National Association and Dekabank Deutsche Girozentrale, as Lead Arrangers.

24.1	Power of Attorney dated October 11, 2012 between the Members in Registrant and Mark Labell which is being filed as Exhibit 24.1 to Registrant’s 10-Q for the period ended September 30, 2012.

31.1	Certification of Mark Labell, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Mark Labell, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Mark Labell, Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Mark Labell, Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

The individual signing this report on behalf of Registrant is Attorney-in-Fact for Registrant and each of the Members in Registrant, pursuant to Powers of Attorney, dated October 11, 2012 (the “Power”) and as supervisor of the accounting functions.

EMPIRE STATE BUILDING ASSOCIATES L.L.C. (Registrant)

By:	/s/ Mark Labell

Mark Labell as Senior Vice President, Finance of Malkin Holdings LLC,

Supervisor of Empire State Building Associates L.L.C.* and as Attorney-in-Fact on behalf of:

Peter L. Malkin, Member

Anthony E. Malkin, Member

Thomas N. Keltner, Jr., Member

Date: November 13, 2012

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