Form 10-K
period 2012-12-31
EMPIRE STATE BUILDING ASSOCIATES L.L.C.
filed 2013-03-28
CIK 32776

FORM 10-K

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the calendar year ended December 31, 2012

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

As of December 31, 2012,the Building was 69.0% occupied by approximately 256 tenants who engage in various businesses, including LF USA; Skanska; Coty, Inc.; the Federal Deposit Insurance Corporation; Funaro & Co.; Kaltex North America, Inc.; LinkedIn; Noven Pharmaceuticals; People’s Daily Online USA; Taylor Global; The Freeh Group; Turkish Airlines; and World Monuments Fund. Registrant does not maintain a full-time staff. See Item 2 hereof for additional information concerning the Real Estate.

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

In accordance with the fifth lease modification, Basic Rent was increased to cover debt service relating to the Secured Term Loan, as defined in Item 2, refinancing that prepaid the first and second mortgages aggregating $92,000,000 (Item 2), to the extent the Secured Term Loan debt exceeds the previous first mortgage of $60,500,000. Basic Rent increased for the twelve months ended December 31, 2012 by $4,181,245, representing debt service consisting only of interest on the outstanding principal balance of the Secured Term Loan in excess of $60,500,000, and was increased by an additional annual amount of approximately $1,351,000 (based on the current interest rate of 2.7017%) pursuant to the sixth lease modification dated February 26, 2013 subsequent to the end of the year ended December 31, 2012 covering an increase of the outstanding principal balance of $50,000,000.

Basic Rent will be increased to cover debt service on any refinancing of such debt so long as the aggregate amount refinanced does not exceed the then existing amount of debt plus refinancing costs.

Due to the Sublessee at December 31, 2012 and 2011 represents the payable to Sublessee for purchased building and tenanting costs.

Overage Rent and any interest and dividends accumulated thereon are distributed annually after deduction for any additional payment described in Note 12, other expenses, reserves and additions to general contingencies management judges to be suitable under the circumstances. Overage Rent income is recognized when earned from the Sublessee, at the close of the year ending December 31. Such income is not determinable until the Sublessee, pursuant to the Sublease, provides Registrant with a certified operating report from a certified public accountant on the Sublessee’s operation of the Real Estate. The Sublease requires that this report be delivered to Registrant annually within 60 days after the end of each such fiscal year. Accordingly, all Overage Rent income and the additional payment to Supervisor are reflected in the Registrant’s financial statements in the fourth quarter of each year and are paid after the end of the year. The Sublease does not provide for the Sublessee to render interim reports to Registrant. See Note 5 to the Consolidated Financial Statements filed under Item 8 hereof (the “Notes”) regarding Overage Rent payments by Sublessee for the calendar years ended December 31, 2012 and 2011. There was Overage Rent of $24,199,368 for the year ended December 31, 2012.

Real estate taxes incurred directly by the Sublessee totaled $26,340,502 and $30,009,907 for the years ended December 31, 2012 and 2011, respectively.

(c) Competition

Pursuant to tenant space leases at the Building, the average annual base rental payable to Sublessee is approximately $43 per square foot (exclusive of electricity charges and escalation). The asking rents for new leases at the Building range from $49 to $55 per square foot. Overage Rent may be impacted by Sublessee’s ability to negotiate higher average base rent.

(d) Tenant leases

Sublessee operates the Building free from any federal, state or local government restrictions involving rent control or other similar rent regulations which may be imposed upon residential real estate in Manhattan. Any increase or decrease in the amount of rent payable by a tenant is governed by the provisions of the tenant’s lease.

(e) Proposed Consolidation

The Supervisor of the Registrant is in the process of soliciting consents of Participants in the Registrant and other public limited liability companies supervised by the Supervisor to a proposed Consolidation (as defined below) pursuant to a prospectus/consent solicitation statement included in a registration statement on Form S-4 declared effective by the Securities and Exchange Commission. In the proposed transaction (the “Consolidation”), (x) the property interests of the Registrant, such other public limited liability companies and certain private entities supervised by the Supervisor, and (y) the Supervisor and certain affiliated management companies would be contributed to the operating partnership of Empire State Realty Trust, Inc., a newly organized real estate investment trust.

Consents are required from Participants in the Registrant and such other public limited liability companies for them to contribute their interests in the Consolidation. Consents have been obtained from participants in the private entities and the Supervisor and certain affiliated companies and affiliates of the Supervisor for them to make such contributions. The consideration to be paid to the contributing companies and entities in the Consolidation will be allocated in accordance with exchange values determined based on appraisals by an independent third party.

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

On July 26, 2011, Registrant entered into a three-year term loan (the “Secured Term Loan”) with institutional lenders, including HSBC Bank USA, National Association as agent and HSBC Bank USA, National Association and DekaBank Deutsche Girozentrale as lead arrangers. The Secured Term Loan is secured by a mortgage on the Property. The Secured Term Loan was amended by the First Amendment to Loan Agreement, Ratification of Loan Documents and Omnibus Amendment dated as of November 2, 2011 to provide for additional commitments from Capital One, National Association and Bank of America, N.A. so that, collectively, the maximum amount of the loan was increased to $300,000,000. The Secured Term Loan was further amended on November 23, 2011 clarifying certain terms upon which the Property is permitted to be transferred into a consolidated entity without accelerating the Secured Term Loan. The Secured term Loan was further amended by the Third Amendment to Loan Agreement, Ratification of Loan Documents and Omnibus Amendment dated as of October 11, 2012 to provide for additional commitments from the lenders so that, collectively, the maximum amount of the loan was increased to $500,000,000. A condition to the lenders’ obligation to loan the additional amounts (in addition to the other conditions in the loan agreement) is that the loan-to-value ratio (as defied therein), based on an updated appraisal, does not then exceed 50%. Upon execution of the amendment, Registrant paid the lenders a facility fee of 0.75% of such increase ($1,500,000) and an arrangement fee of 0.25% of such increase ($500,000).

On July 26, 2011, the lenders provided Registrant with an advance of $159,000,000 (of which $92,000,000 refinanced existing indebtedness). An additional $30,000,000 was drawn on April 5, 2012 (in accordance with the Fourth Modification of Sublease dated April 5, 2012 by and between Registrant and Sublessee) and an additional $30,000,000 was drawn on July 9, 2012 (in accordance with the Fifth Modification of Sublease dated July 9, 2012 by and between Registrant and Sublessee) bringing the total amount advanced through December 31, 2012 to $219,000,000. An additional $50,000,000 was drawn on the Secured Term Loan on February 26, 2013 bringing the total amount advanced to $269,000,000. Based on the terms of the Secured Term Loan (as amended) and subject to the conditions set forth in the Secured Term Loan (as amended), additional advances of up to $231,000,000 were available under the Secured Term Loan after the $50,000,000 drawn on February 26, 2013. Any further advances under the Secured Term Loan are subject to the consent of the Sublessee.

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

Subject to the terms and conditions of the Secured Term Loan agreement, the outstanding principal amount of the Secured Term Loan shall bear interest at a rate equal to 2.5% per annum above 30-day LIBOR, unless such rate is not available, in which event the Secured Term Loan would bear interest at 2.5% per annum in excess of (i) HSBC’s prime rate or (ii) the BBA LIBOR Daily Floating Rate. The aggregate rate in accordance with the foregoing was 2.7% at December 31, 2012. In connection with this loan, Registrant issued promissory notes, a mortgage encumbering the Property in favor of the agent for the lenders, and other customary security and other loan documents. The maturity date of this loan is July 26, 2014, which Registrant may extend to July 26, 2015 and thereafter to July 26, 2016, in each case upon payment of an extension fee of 0.25% of the total availability under the Secured Term Loan agreement at the time of such extension. Such extensions are subject to customary conditions, including the satisfaction of certain loan-to-value and debt yield ratios and the absence of an event of default.

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

The estimated fair value of Registrant’s Secured Term Loan debt based on available market information is approximately $219,000,000 as of December 31, 2012. The fair value of borrowings is estimated by discounting the future cash flows using current interest rates at which similar borrowings could be made by Registrant.

Restricted cash at December 31, 2012 represents funds in an account held at HSBC Bank pursuant to the terms of the Secured Term Loan, to be used for Registrant’s monthly loan interest obligation.

The Building and Building improvements are being depreciated on the straight-line basis over their estimated useful lives of 39 years. Tenant improvements are being depreciated and leasing commissions are being amortized over the remaining lease term or useful life, whichever is shorter. Mortgage financing costs relating to the Secured Term Loan, totaling $11,744,378, are being amortized ratably over the life of the loan. As the prior first and second mortgages relating to these loans were repaid on July 26, 2011, the remaining unamortized balance of applicable financing costs were written-off. The unamortized loan costs and the prepayment penalty on early repayment of such mortgages were included in interest expense.

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

In March 2012, five putative class actions, or the Class Actions, were filed in New York State Supreme Court, New York County by Participants in Empire State Building Associates L.L.C. (“ESBA”) and several other entities supervised by the Supervisor (on March 1, 2012, March 7, 2012, March 12, 2012, March 14, 2012 and March 19, 2012). The plaintiffs assert claims against Malkin Holdings LLC, Malkin Properties, L.L.C., Malkin Properties of New York, L.L.C., Malkin Properties of Connecticut, Inc., Malkin Construction Corp., Anthony E. Malkin, Peter L. Malkin, the Helmsley estate, the operating partnership and the company for breach of fiduciary duty, unjust enrichment, and/or aiding and abetting breach of fiduciary duty. They allege, among other things, that the terms of the transaction and the process by which it was structured (including the valuation that was employed) are unfair to the participants, the consolidation provides excessive benefits to the Malkin Holdings group and the then-draft prospectus/consent solicitation filed with the SEC failed to make adequate disclosure to permit a fully informed decision about the proposed transaction. The complaints seek money damages and injunctive relief preventing the proposed transaction. The actions were consolidated and co-lead plaintiffs’ counsel were appointed by the New York State Supreme Court by order dated June 26, 2012. Furthermore, an underlying premise of the Class Actions, as noted in discussions among plaintiffs’ counsel and defendants’ counsel, was that the consolidation had been structured in such a manner that would cause the subject LLC participants immediately to incur substantial tax liabilities.

The parties entered into a Stipulation of Settlement dated September 28, 2012, resolving the Class Actions. The Stipulation of Settlement recites that the consolidation was approved by overwhelming consent of the participants in the private entities. The Stipulation of Settlement states that counsel for the plaintiff class satisfied themselves that they have received adequate access to relevant information, including the independent valuer’s valuation process and methodology, that the disclosures in the Registration Statement on Form S-4, as amended, are appropriate, that the transaction presents potential benefits, including the opportunity for liquidity and capital appreciation, that merit the participants’ serious consideration and that each of named class representatives intends to support the transaction as modified. The Stipulation of Settlement further states that counsel for the plaintiff class are satisfied that the claims regarding tax implications, enhanced disclosures, appraisals and exchange values of the properties that would be consolidated into the company, and the interests of the participants in the subject LLCs and the private entities, have been addressed adequately, and they have concluded that the settlement pursuant to the Stipulation of Settlement and opportunity to consider the proposed transaction on the basis of revised consent solicitations are fair, reasonable, adequate and in the best interests of the plaintiff class.

The defendants in the Stipulation of Settlement denied that they committed any violation of law or breached any of their duties and did not admit that they had any liability to the plaintiffs.

The terms of the settlement include, among other things (i) a payment of $55 million, with a minimum of 80% in cash and maximum of 20% in freely-tradable shares of common stock and/or freely-tradable operating partnership units (all of which will be paid by the Malkin Holdings group (provided that no member of the Malkin Holdings group that would become a direct or indirect subsidiary of the company in the consolidation will have any liability for such payment) and the Helmsley estate and certain participants in the private entities who agree to contribute) to be distributed, after reimbursement of plaintiffs’ counsel’s court-approved expenses and payment of plaintiffs’ counsel’s court-approved attorneys’ fees and, in the case of shares of common stock and/or operating partnership units, after the termination of specified lock-up periods, to participants in the subject LLCs and the private entities pursuant to a plan of allocation to be prepared by counsel for plaintiffs; (ii) defendants’ agreement that (a) the IPO will be on the basis of a firm commitment underwriting; (b) if, during the solicitation period, any of the three subject LLC’s percentage of total exchange value is lower than what is stated in the final prospectus/consent solicitation by 10% or more, such decrease will be promptly disclosed by defendants to investors in the subject LLCs; and (c) unless total gross proceeds of $600,000,000 are raised in the IPO, defendants will not proceed with the transaction without further approval of the subject LLCs; and (iii) defendants’ agreement to make additional disclosures in the prospectus/consent solicitation regarding certain matters (which are included therein). Defendants have also acknowledged the work of plaintiffs and their counsel was a material factor in defendants’ implementation of the change in the consolidation that, as originally proposed, would have required the exchange of participation interests for Class A common stock, which are taxable on receipt, and that now permits participants instead to elect to receive operating partnership units and Class B common stock, which permit tax deferral. Participants in the subject LLCs and private entities will not be required to bear any portion of the settlement payment. The payment in settlement of the Class Actions will be made by the Helmsley estate and the Malkin Holdings group (provided that no member of the Malkin Holdings group that would become a direct or indirect subsidiary of the company in the consolidation will have any liability for such payment) and certain participants in the private entities who agree to contribute. The company and the operating partnership will not bear any of the settlement payment.

The settlement further provides for the certification of a class of participants in the three subject LLCs and all of the private entities, other than defendants and other related persons and entities, and a release of any claims of the members of the class against defendants and related persons and entities, as well as underwriters and other advisors. The release in the settlement excludes certain claims, including but not limited to, claims arising from or related to any supplement to the Registration Statement on Form S-4 that is declared effective to which the plaintiffs’ counsel objects in writing, which objection will not be unreasonably made or delayed, so long as plaintiffs’ counsel has had adequate opportunity to review such supplement. Members of the putative class have the right to opt out of the monetary portion of the settlement, but not the portion providing for equitable relief. The settlement is subject to court approval. It is not effective until such court approval is final, including the resolution of any appeal. Defendants continue to deny any wrongdoing or liability in connection with the allegations in the Class Actions.

On January 18, 2013, the parties jointly moved for preliminary approval of such settlement, for permission to send notice of the settlement to the class, and for the scheduling of a final settlement hearing (collectively, “preliminary approval”).

On January 28, 2013, six participants in ESBA filed an objection to preliminary approval, and cross-moved to intervene in the action and for permission to file a separate complaint on behalf of ESBA participants. On February 21, 2013 the court denied the cross motion of such objecting participants, and the court denied permission for such objecting participants to file a separate complaint as part of the class action, other than permission to join the case by separate counsel solely for the purpose of supporting the allegation of the objecting participants that the buyout will deprive non-consenting participants in ESBA of “fair value” in violation of the New York Limited Liability Company Law. The court rejected the objecting participants’ assertion that preliminary approval be denied and granted preliminary approval of the settlement.

The court has scheduled a hearing on a motion for final approval of the settlement for May 2, 2013.

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Security Holder Matters and Issuer Purchases of Equity Securities.

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

(a) The Participations are neither traded on an established securities market nor are readily tradable on a secondary market or the substantial equivalent thereof. Based on Registrant’s transfer records, Participations are sold by the holders thereof from time to time in privately negotiated transactions and, in many instances, Registrant is not aware of the prices at which such transactions occur. During 2012 there were 236 transfers. In one instance, the indicated purchase price was equal to three fifths of the face amount of the Participation transferred. In all other cases, no consideration was indicated.

(b) As of December 31, 2012, there were 2,889 holders of Participations of record.

(c) During the year ended December 31, 2012, Registrant made regular monthly distributions of $98.21 for each $10,000 Participation. There was Overage Rent of $24,199,368 for the year ended December 31, 2012. After deducting (i ) $10,096,343, mainly for fees relating to a proposed consolidation of Registrant, other public and private entities supervised by the Supervisor and the Supervisor and certain affiliated management companies into Empire State Realty Trust, Inc., a newly formed real estate investment trust (collectively, the “Consolidation”) and the initial public offering of Class A common stock of Empire State Realty Trust, Inc. (the “IPO”), and for the increase in the supervisory fee to Supervisor, accounting fees, set-aside for a portion of interest expense and general contingencies, (ii) annual New York State filing fees of $3,025, and (iii) the Additional Payment to supervisor of $846,000 (representing the Additional Payment of $905,417 less $59,417 previously paid) (Item 11), the balance of $13,254,000 was distributed by Registrant to the Participants on March 8, 2013.

There was Overage Rent of $28,780,449 for the year ended December 31, 2011. After deducting (i ) $10,327,424, mainly for fees relating to a proposed Consolidation and IPO and for the increase in the supervisory fee to Supervisor, accounting fees, set-aside for a portion of interest expense and general contingencies, (ii) annual New York State filing fees of $3,025, and (iii) the Additional Payment to supervisor of $1,107,000 (representing the Additional Payment of $1,166,417 less $59,417 previously paid) (Item 11), the balance of $17,343,000 was distributed by Registrant to the Participants on March 8, 2012. There are no restrictions on Registrant’s present or future ability to make distributions; however, the amount of such distributions, particularly distributions of Overage Rent, depends solely on Sublessee’s ability to make payments of Basic Rent and Overage Rent to Registrant. See Item 1 hereof. Registrant expects to make monthly distributions in the future so long as it receives the payments provided under the Sublease. See Item 7 hereof.

Item 6.	Selected Financial Data.

The following table presents selected financial data (inclusive of the correction discussed in Item 7) of the Registrant for each of the five years in the period ended December 31, 2012. This information is unaudited and has been derived from the audited Consolidated Financial Statements included in this Annual Report on Form 10-K or from audited Consolidated Financial Statements included in Annual Reports on Form 10-K previously filed by the Registrant. This data should be read together with the Consolidated Financial Statements and the notes thereto included in this Annual Report on Form 10-K.

	Year ended December 31,
	2012	2011	2010	2009	2008
Basic Rental income	$10,199,995	$8,452,867	$8,093,278	$7,809,181	$6,018,750
Overage rent income	24,199,368	28,780,449	4,111,371	7,570,411	3,509,384
Interest and dividend income	2,513	7,768	12,142	49,985	216,802

Total revenue	$34,401,876	$37,241,084	$12,216,791	$15,429,577	$9,744,936

Net income	$10,585,390	$19,643,940	$3,307,089	$7,369,823	$4,196,903

Earnings per $10,000 participation unit, based on 3,300 participation units outstanding during the year	$3,208	$5,953	$1,002	$2,233	$1,272

Total assets	$234,700,119	$187,501,811	$98,962,862	$102,796,559	$64,995,577

Long-term obligations	$219,000,000	$159,000,000	$92,000,000	$92,000,000	$60,500,000

Distributions per $10,000 participation unit, based on 3,300 participation units outstanding during the year:
Income	$3,208	$1,179	$1,002	$1,179	$1,272
Return of capital	3,226	—	1,195	—	3,958

Total distributions	$6,434	$1,179	$2,197	$1,179	$5,230

Item 6a.

The following table presents the Registrant’s unaudited operating results (inclusive of the correction discussed in Item 7) for each of the eight fiscal quarters in the period ended December 31, 2012. The information for each of these quarters is unaudited and has been prepared on the same basis as the audited Consolidated Financial Statements included in this Annual Report on Form 10-K. In the opinion of management, all necessary adjustments, which consist only of normal and recurring accruals, have been included to present fairly the unaudited quarterly results. This data should be read together with the Consolidated Financial Statements and the notes thereto of the Registrant included in this Annual Report on Form 10-K.

During fiscal year 2012, we determined that certain costs related to the structuring of the formation transaction that were previously included deferred offering costs should have been expensed in the prior periods. As discussed further in item 7, the correction resulted immaterial changes to formation transaction expenses in the unaudited quarterly results.

	Three Months Ended				Year Ended
	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012	December 31, 2012
Consolidated Income Data:
Basic Rental income	$2,291,479	$2,522,042	$2,609,019	$2,777,455	$10,199,995
Overage rent income	—	—	—	24,199,368	24,199,368
Interest and dividend income	526	474	817	696	2,513

Total revenue	2,292,005	2,522,516	2,609,836	26,977,519	34,401,876

Interest on mortgages	1,827,679	2,122,282	2,449,396	2,849,911	9,249,268
Supervisory services	202,681	202,681	205,326	1,051,326	1,662,014
Depreciation of building and improvements	1,549,170	1,874,586	2,137,275	1,950,781	7,511,812
Amortization of leasing commissions	268,442	379,325	416,663	389,466	1,453,896
Formation transaction expenses	122,133	208,471	411,834	272,469	1,014,907
Professional fees	221,526	205,949	1,185,809	1,153,259	2,766,543
Miscellaneous	17,347	3,026	14,246	123,427	158,046

Total expenses	4,208,978	4,996,320	6,820,549	7,790,639	23,816,486

Net income (loss)	$(1,916,973)	$(2,473,804)	$(4,210,713)	$19,186,880	$10,585,390

Earnings (loss) per $10,000 participation unit, based on 3,300 participation units outstanding during each period	$(581)	$(749)	$(1,276)	$5,814	$3,208

Item 6a.

	Three Months Ended				Year Ended
	March 31, 2011	June 30, 2011	September 30, 2011	December 31, 2011	December 31, 2011
Consolidated Income Data:
Basic Rental income	$2,016,295	$2,021,980	$2,133,978	$2,280,614	$8,452,867
Overage rent income	—	—	—	28,780,449	28,780,449
Interest and dividend income	1,399	3,261	1,973	1,135	7,768

Total revenue	2,017,694	2,025,241	2,135,951	31,062,198	37,241,084

Interest on mortgages	1,661,651	1,678,262	4,445,328	1,862,971	9,648,212
Supervisory services	196,104	196,104	202,680	1,309,682	1,904,570
Depreciation of building and improvements	314,707	314,708	977,495	1,183,596	2,790,506
Amortization of leasing commissions	—	—	204,389	269,828	474,217
Formation transaction expenses	68,972	145,163	223,603	1,167,596	1,605,334
Professional fees	87,363	93,586	143,001	841,045	1,164,995
Miscellaneous	3,025	—	—	6,285	9,310

Total expenses	2,331,822	$2,427,823	$6,196,496	$6,641,003	$17,597,144

Net income (loss)	$(314,128)	$(402,582)	$(4,060,545)	$24,421,195	$19,643,940

Earnings (loss) per $10,000 participation unit, based on 3,300 participation units outstanding during each period	$(95)	$(122)	$(1,230)	$7,400	$5,953

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Registrant’s discussion and analysis of its financial condition and results of operations are based upon Registrant’s Consolidated Financial Statements, the preparation of which takes into account estimates based on judgments and assumptions that affect certain amounts and disclosures. Accordingly, actual results could differ from these estimates. The accounting policies and estimates used and outlined in Note 2 to Registrant’s Consolidated Financial Statements, which are presented elsewhere in this annual report on Form 10-K, have been applied consistently at December 31, 2012 and 2011, and for the years ended December 31, 2012 and 2011. Registrant believes that the following accounting policies or estimates require the application of management’s most difficult, subjective, or complex judgments:

Valuation of Long-Lived Assets: Registrant assesses the carrying amount of long-lived assets whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. When Registrant determines that the carrying amount of long-lived assets is impaired, the measurement of any impairment is based on a discounted cash flow method.

Revenue Recognition: Basic Rent is equal to $6,018,750 ($5,895,625 commencing January 5, 2013) plus mortgage charges in excess of $60,500,000. Registrant records basic rental income as earned ratably on a monthly basis. Overage Rent, which is based on the Sublessee’s annual net income in each calendar year, as defined in the Sublease, is recognized by Registrant when such amount is earned at the close of the year ending December 31.

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

As compared with the prior year, a decrease in Overage Rent earned in any year reduces the available amount of distributions to the Participants in the following year and the Additional Payment to Supervisor. See Item 2 hereof and Note 4 of the Notes to the Consolidated Financial Statements.

The following summarizes the material factors affecting Registrant’s results of operations for the two preceding years:

(a)	Total revenues decreased by $2,839,208 for the year ended December 31, 2012 as compared with the year ended December 31, 2011. Such decrease is the net result of 1) an increase of $1,747,128 in Basic Rent income to cover an increase in debt service attributable to an increase in the loan balance, 2) a decrease of $4,581,081 in Overage Rent received by Registrant for the year 2012 due to the payment of improvements and tenanting costs out of Sublessee’s operating cash flow after use of all currently available mortgage proceeds, and to 3) a decrease in dividend and interest income earned of $5,255 as compared with the year ended December 31, 2011. See Note 4 of the Notes to the Consolidated Financial Statements.

(b)	Total expenses increased by $6,219,342 for the year ended December 31, 2012 as compared with the year ended December 31, 2011. Such increase is the net result of 1) a net decrease of $398,944 in the interest on the mortgages attributable to the inclusion in 2011 of the prepayment penalty pertaining to the repayment of the prior first and second mortgages of $2,343,373 and the write-off of $568,307 of unamortized loan costs in interest expense, offset by an increase in interest expense of $2,512,736 attributable to an increase in the loan balance, 2) a net decrease in supervisory fees to Malkin Holdings of $242,556, consisting of a cost-of-living increase of $18,444 in the basic supervisory fee, offset by a decrease in the Additional Payment of $261,000 attributable to a decrease in the additional distribution to Participants resulting from a reduction in Overage Rent, 3) an increase of $4,721,306 in depreciation on building and tenant improvements attributable to improvements placed in service in 2012 and a full year of depreciation on improvements placed in service in 2011, 4) an increase in amortization of leasing costs of $979,679 due to leasing costs incurred in 2012 and a full year amortization for costs incurred in 2011, 5) an increase in professional fees of $1,601,548 including (i) an increase in fees to Malkin Holdings and legal and accounting fees for services rendered in connection with the Consolidation and IPO, and to (ii) an increase in consulting fees for the design and implementation of a new accounting system, 6) a decrease in formation transaction expenses of $590,427 attributable to a reduction in ancillary legal fees and valuation fees, and 7) an increase in miscellaneous expenses of $148,736, mainly attributable to an increase in filing fees and to officers and directors insurance which commenced in 2012. For formation transaction expenses, our prior period financial results have been adjusted to reflect an immaterial correction. During fiscal year 2012, we determined that certain costs related to the structuring of the formation transaction that were previously included in deferred offering costs should have been expensed in the prior periods. The correction resulted immaterial changes to deferred costs and the formation transaction expenses in the periods incurred.

Subsequent Events

Overage Rent of $24,199,368 was paid to Registrant, $2,000,000 on January 11, 2013 and $22,199,368 on March 4, 2013. On March 8, 2013, out of such Overage Rent, $13,254,000 was distributed to the Participants in Registrant and $846,000 was paid to Malkin Holdings, representing the balance of its Additional Payment for 2012.

An additional $50,000,000 was drawn on the Secured Term Loan on February 26, 2013 bringing the total amount advanced to $269,000,000.

Liquidity and Capital Resources

Registrant’s liquidity has decreased as of December 31, 2012 as compared with December 31, 2011 primarily attributable to 1) costs incurred in connection with the Consolidation and IPO, and 2) commitments to the Sublessee for building improvements and tenanting costs. Adverse developments in economic, credit and investment markets over the last several years impaired general liquidity (although some improvement in such markets has arisen recently) and the developments may negatively impact Registrant and/or tenants at the Building. Any such impact should be ameliorated by the fact that (a) each of Registrant and its Sublessee has very low debt in relation to asset value, and (b) the Building’s rental revenue is derived from a substantial number of tenants in diverse businesses with lease termination dates spread over numerous years.

On July 26, 2011, Registrant entered into a three-year term loan (the “Secured Term Loan”) with institutional lenders, including HSBC Bank USA, National Association as agent and HSBC Bank USA, National Association and DekaBank Deutsche Girozentrale as lead arrangers. The Secured Term Loan is secured by a mortgage on the Property. The Secured Term Loan was amended by the First Amendment to Loan Agreement, Ratification of Loan Documents and Omnibus Amendment dated as of November 2, 2011 to provide for additional commitments from Capital One, National Association and Bank of America, N.A. so that, collectively, the maximum amount of the loan was increased to $300,000,000. The Secured Term Loan was amended on November 23, 2011 clarifying certain terms upon which the Property is permitted to be transferred into a consolidated entity without accelerating the Secured Term Loan. The Secured Term Loan was further amended by the Third Amendment to Loan Agreement, Ratification of Loan Documents and Omnibus Amendment dated as of October 11, 2012 to provide for additional commitments from the lenders so that, collectively, the maximum amount of the loan was increased to $500,000,000. A condition to the lenders’ obligation to loan the additional amounts (in addition to the other conditions in the loan agreement) is that the loan-to-value ratio (as defied therein), based on an updated appraisal, does not then exceed 50%. Upon execution of the amendment, Registrant paid the lenders a facility fee of 0.75% of such increase ($1,500,000) and an arrangement fee of 0.25% of such increase ($500,000).

At the closing of the Secured Term Loan, the lenders provided Registrant with an advance of $159,000,000 (of which $92,000,000 refinanced existing indebtedness). An additional $30,000,000 was drawn on April 5, 2012 (in accordance with the Fourth Modification of Sublease dated April 5, 2012 by and between Registrant and Sublessee) and an additional $30,000,000 was drawn on July 9, 2012 (in accordance with the Fifth Modification of Sublease dated July 9, 2012 by and between Registrant and Sublessee) bringing the total amount advanced through December 31, 2012 to $219,000,000. An additional $50,000,000 was drawn on the Secured Term Loan on February 26, 2013 bringing the total amount advanced to $269,000,000. Based on the terms of the Secured Term Loan (as amended) and subject to the conditions set forth in the Secured Term Loan (as amended), additional advances of up to $231,000,000 were available under the Secured Term Loan after the $50,000,000 drawn on February 26, 2013. Any further advances under the Secured Term Loan are subject to the consent of the Sublessee.

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

Subject to the terms and conditions of the Secured Term Loan agreement, the outstanding principal amount of the Secured Term Loan shall bear interest at a rate equal to 2.5% per annum above 30-day LIBOR, unless such rate is not available, in which event the Secured Term Loan would bear interest at 2.5% per annum in excess of (i) HSBC’s prime rate or (ii) the BBA LIBOR Daily Floating Rate. The aggregate rate in accordance with the foregoing was 2.7% at December 31, 2012. In connection with this loan, Registrant issued promissory notes, a mortgage encumbering the Property in favor of the agent for the lenders, and other customary security and other loan documents. The maturity date of this loan is July 26, 2014, which Registrant may extend to July 26, 2015 and thereafter to July 26, 2016, in each case upon payment of an extension fee of 0.25% of the total availability under the Secured Term Loan agreement at the time of such extension. Such extensions are subject to customary conditions, including the satisfaction of certain loan-to-value and debt yield ratios and the absence of an event of default.

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

Registrant anticipates that funds for short-term working capital requirements for the Real Estate will be provided by cash on hand, rental payments received from the Sublessee (which entity is required under the Sublease to make payments of Basic Rent and, subject to cash flow, Overage Rent) and from additional advances of up to $231,000,000 available under the Secured Term Loan after the $50,000,000 drawn on February 26, 2013. Long-term sources of working capital will be provided by a combination of rental payments from the Sublessee and borrowings.

The Supervisor of the Registrant is in the process of soliciting consents of Participants in the Registrant and other public limited liability companies supervised by the Supervisor to a proposed Consolidation (as defined below) pursuant to a prospectus/consent solicitation statement included in a registration statement on Form S-4 declared effective by the Securities and Exchange Commission. In the proposed transaction (the “Consolidation”), (x) the property interests of the Registrant, such other public limited liability companies and certain private entities supervised by the Supervisor, and (y) the Supervisor and certain affiliated management companies would be contributed to the operating partnership of Empire State Realty Trust, Inc., a newly organized real estate investment trust.

Consents are required from Participants in the Registrant and such other public limited liability companies for them to contribute their interests in the Consolidation. Consents have been obtained from participants in the private entities and the Supervisor and certain affiliated companies and affiliates of the Supervisor for them to make such contributions. The consideration to be paid to the contributing companies and entities in the Consolidation will be allocated in accordance with exchange values determined based on appraisals by an independent third party.

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

The Registrant uses the following methods and assumptions in estimating fair value disclosures for financial instruments.

Cash and cash equivalents, due from Sublessee, a related party, due from Supervisor, a related party, additional rent due from sublessee, a related party, other receivables, due from sublessee, a related party, accrued mortgage interest, accrued supervisory fees, a related party, due to Sublessee, a related party, due to Supervisor, a related party, and accrued expenses: The carrying amount of cash and cash equivalents, due from Sublessee, a related party, due from Supervisor, a related party, additional rent due from sublessee, a related party, other receivables, due from sublessee, a related party, accrued mortgage interest, accrued supervisory fees, a related party, due to Sublessee, a related party, due to Supervisor, a related party, and accrued expenses reported in the Registrant’s Balance Sheets approximate fair value due to the short term maturity of these instruments.

Mortgages payable: The fair value of borrowings, as disclosed in Item 2, is estimated by discounting the future cash flows using current interest rates at which similar borrowings could be made to us.

The methodologies used for valuing financial instruments have been categorized into three broad levels as follows:

Level 1—Quoted prices in active markets for identical instruments.

Level 2—Valuations based principally on other observable market parameters, including:

•	Quoted prices in active markets for similar instruments;

•	Quoted prices in less active or inactive markets for identical or similar instruments;

•	Other observable inputs (such as risk free interest rates, yield curves, volatilities, prepayment speeds, loss severities, credit risks and default rates); and

•	Market corroborated inputs (derived principally from or corroborated by observable market data).

Level 3—Valuations based significantly on unobservable inputs.

•

Valuations based on third-party indications (broker quotes or counterparty quotes) which were, in turn, based significantly on unobservable inputs or were otherwise not supportable as Level 2 valuations.

•	Valuations based on internal models with significant unobservable inputs.

These levels form a hierarchy. The Registrant follows this hierarchy for our financial instruments measured at fair value on a recurring and nonrecurring basis and other required fair value disclosures. The classifications are based on the lowest level of input that is significant to the fair value measurement.

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

The mortgages payable had an estimated fair value based on discounted cash flow models, based on Level 3 inputs, of approximately $219,000,000 compared to the book value of the related debt of $219,000,000 at December 31, 2012.

Disclosure about fair value of financial instruments is based on pertinent information available to us as of December 31, 2012. Although we are not aware of any factors that would significantly affect the reasonable fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and current estimates of fair value may differ significantly from the amounts presented herein.

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

Through December 31, 2012, the registrant has incurred external offering costs of $12,403,174, of which it has incurred $5,678,501 and $5,898,030 for the years ended December 31, 2012 and 2011, respectively, and are reflected as deferred costs on Registrant’s Consolidated Balance Sheets. A total of $1,399,448 and $1,086,740 of these costs are in Due to Supervisor at December 31, 2012 and December 31, 2011, respectively. Additional offering costs for work done by employees of the Supervisor of $1,082,364 and $1,001,245 for the years ended December 31, 2012 and 2011, respectively, were incurred and advanced by the Supervisor and have been reimbursed to the Supervisor by the Registrant.

Correction of an Immaterial Error in the Financial Statements

The registrant’s prior period financial results have been adjusted to reflect an immaterial correction which has no impact to the net change in cash reported on the statement of cash flows. During fiscal year 2012, the Registrant determined that certain costs related to the structuring of the formation transaction that were previously included in deferred offering costs should have been expensed in the periods incurred. The correction impacted the 2011 and 2010 periods and had accumulated to an amount of $1,817,294 as of December 31, 2011. Adhering to applicable guidance for accounting changes and error corrections, the Registrant concluded that the error was not material to any of its prior period financial statements. The correction resulted in immaterial changes to deferred costs and formation transaction expenses for the years ended December 31, 2011 and 2010. The Registrant applied the guidance for accounting changes and error corrections and revised our prior period financial statements presented.

The following tables present the effect this correction had on our prior period reported financial statements. Additionally, financial information included in the notes to the financial statements or elsewhere in this Form 10-K that is impacted by the adjustment have been revised, as applicable.

	As of December 31, 2011
	As reported	Adjustment	As adjusted
Deferred costs, net	$8,541,967	$(1,817,294)	$6,724,673
Members’ equity	21,265,168	(1,817,294)	19,447,874

	For the year ended December 31, 2011
	As reported	Adjustment	As adjusted
Formation transaction expenses	—	$1,605,334	$1,605,334
Net income	21,249,274	(1,605,334)	19,643,940
Net cash used in operating activities	(14,182,209)	(1,605,334)	(15,787,543)
Net cash provided by financing activities	48,301,848	1,605,334	49,907,182
Net change in cash and cash equivalents	(2,082,112)	—	(2,082,112)

Inflation

Inflationary trends in the economy do not directly impact Registrant’s operations. As noted above, Registrant does not actively engage in the operation of the Real Estate. Inflation may impact the operations of the Sublessee. The Sublessee is required to pay the Basic Rent regardless of the results of its operations. Inflation and other operating factors affect the amount of Overage Rent payable by the Sublessee, which is based on the Sublessee’s net operating profit.

Other Information

Sublessee is to maintain the Building as a high-class office building as required by the terms of the Sublease.

In connection with the July 2011 refinancing of the mortgage on the fee position of the Empire State Building with the Secured Term Loan, it is now intended that the Registrant generally to the extent of available financing will incur all capital improvement and tenanting costs commencing with expenditures incurred January 1, 2011 and thereafter. Registrant has incurred fixed asset additions of $39,396,741 and leasing costs of $5,554,926 during 2012 and reimbursed Sublessee $59,999,597, resulting in a payable to Sublessee of $3,146,689 (including unpaid building improvements and leasing costs) at December 31, 2012.

Since the Supervisor gained day-to-day management of the Empire State Building in August 2006, a total of approximately $168,200,000 has been invested through December 31, 2012 in connection with the restoration and renovation program at the Property. The Registrant currently estimates that between $155,000,000 and $195,000,000 of additional capital is needed to complete this renovation program, which the Registrant expects to complete substantially in 2016. These estimates are based on the Supervisor’s current budgets (which do not include tenant improvement and leasing commission costs) and are subject to change. The Registrant’s renovation program at the Property has taken substantial time to design and implement due to many factors, including the overall scale of the program, the market timing of re-leasing upgraded spaces to existing and prospective tenants, the Registrant’s desire to minimize existing tenant disruptions, and the need to obtain consents of investors to complete financings.

Item 8.	Financial Statements and Supplementary Data.

The Consolidated Financial Statements of the Registrant as of December 31, 2012 and 2011 and for each of the two years in the period ended December 31, 2012 and the financial statements of the Sublessee as of and for the year ended December 31, 2012 and 2011 are included in this annual report immediately following Exhibit 101.PRE.

Item 9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9a.	Controls and Procedures.

(a) Evaluation of disclosure controls and procedures. The Supervisor after evaluating the effectiveness of Registrant’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of December 31, 2012, the end of the period covered by this report, has concluded that as of that date that Registrant’s disclosure controls and procedures were effective and designed to ensure that material information relating to Registrant would be made known to him by others within those entities on a timely basis.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision of and with the participation of the Supervisor, an assessment was conducted of the effectiveness of Registrant’s internal control over financial reporting based on the framework and criteria established in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment Registrant’s Supervisor has concluded that, as of December 31, 2012, Registrant’s internal control over financial reporting was effective.

PART III

Item 10.	Members and Executive Officers of Registrant

Registrant has no members or officers or any other centralization of management. There is no specific term of office for any Agent. The table below sets forth as to each Member as of December 31, 2012 the following: name, age, nature of any family relationship with any other Agent, business experience during the past five years and principal occupation and employment during such period, including the name and principal business of any corporation or any organization in which such occupation and employment was carried on and the date such individual became an Agent:

Name	Age	Nature of Family Relationship	Business Experience	Principal Occupation and Employment	Date Individual became an Agent
Peter L. Malkin	79	Father of Anthony E. Malkin	Real Estate Supervision	Chairman, Malkin Holdings LLC	1961
Anthony E. Malkin	50	Son of Peter L. Malkin	Real Estate Supervision and Management	President, Malkin Holdings LLC and Malkin Properties, L.L.C.	2001
Thomas N. Keltner, Jr.	66	None	Real Estate Supervision	General Counsel, Malkin Holdings LLC	1998

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

Registrant’s organizational documents do not provide for a board of members or officers. No remuneration was paid during the year ended December 31, 2012 by Registrant to any of the Members as such.

As described in this annual report on Form 10-K, Registrant is a limited liability company which is supervised by Malkin Holdings. No remuneration was paid during the current fiscal year ended December 31, 2012 by Registrant to any of the Agents as such. Registrant pays Supervisor for supervisory services and disbursements. The basic fee (the “Basic Payment”) had been payable at the rate of $100,000 per annum, payable $8,333 per month, since inception in 1961. The Basic Payment was increased, with the approval of the Agents, by an amount equal to the increase in the Consumer Price Index since such date, resulting in an increase in the Basic Payment to $725,000 per annum effective July 1, 2010 to be adjusted annually for any subsequent increase in the Consumer Price Index. The Basic Payment was adjusted to $761,888 effective July 1, 2012. The Basic Payment is payable (i) not less than $8,333 per month and (ii) the balance out of available reserves from Additional Rent. If Additional Rent is insufficient to pay such balance, any deficiency shall be payable in the next year in which Additional Rent is sufficient. The Agents also approved payment by Registrant, effective July 1, 2010, of the expenses in connection with regular accounting services related to maintenance of Registrant’s books and records. Such expenses were previously paid by Supervisor.

Accrued supervisory fees to the Supervisor were $846,000 and $1,107,000 at December 31, 2012 and 2011, respectively. Due to Supervisor, a related party, was $2,193,548 and $1,306,131 at December 31, 2012 and 2011, respectively.

In 2012, Supervisor earned $1,082,364 from Registrant and $1,064,025 from Sublessee, which are included in professional fees, for special supervisory services at hourly rates in connection with the Consolidation and IPO, all representing Registrant’s and Sublessee’s allocable portion of such fees to be paid directly and not borne indirectly through Overage Rent deductions. Supervisor also receives an additional payment equal to 6% of distributions to the Participants in Registrant in excess of 9% per annum on their remaining cash investment in Registrant (which remaining cash investment at December 31, 2012 was equal to the Participants’ original cash investment of $33,000,000). Distributions in respect of Malkin Holdings’ profit interest for 2012 were $905,417. For tax purposes, any Additional Payment is recognized as a profits interest and the Supervisor is treated as a partner, all without modifying each Participant’s distributive share of reportable income and cash distributions. See Item 7 hereof. As noted in Items 1 and 10 of this report, all of the Agents hold senior positions at Supervisor.

Malkin Holdings also serves as supervisor for Sublessee, for which it receives a basic annual fee of $574,000 effective January 1, 2010, adjusted annually by the Consumer Price Index. The basic supervisory fee for the years ended December 31, 2012 and 2011 was $591,567 and $583,368, respectively. For the years ended December 31, 2012 and 2011, Malkin Holdings received $1,452,257 and $1,667,955, respectively, in other service fees from Sublessee. Under separate agreements to which Sublessee is not a party, certain of Sublessee’s participants pay Malkin Holdings and members of Peter L. Malkin’s immediate family a percentage of distributions above an annual threshold. These third party payments (which totaled $821,222 and $1,796,393 in 2012 and 2011, respectively, to Malkin Holdings and such Malkin family members) do not impose any obligation upon Sublessee or affect its assets and liabilities.

Included in professional fees are amounts for services provided by Supervisor, a related party, of $1,082,364 and $1,001,245 for the years ended December 31, 2012 and 2011, respectively.

Distributions are paid from a cash account held by Supervisor. That account is included in the Condensed Consolidated Balance Sheets as “Due from Supervisor.” The funds of $324,111 at December 31, 2012 and 2011 were paid to Participants on January 1, 2013 and January 1, 2012, respectively.

The basic supervisory services provided to Registrant by Supervisor include, but are not limited to, maintaining all of its entity and Participant records, performing physical inspections of the Building, providing or coordinating certain counsel services to Registrant, reviewing insurance coverage, conducting annual supervisory review meetings, receipt of monthly rent from Lessee, payment of monthly and additional distributions to the Participants, payment of all other disbursements, confirmation of the payment of real estate taxes, active review of financial statements submitted to Registrant by Lessee and financial statements audited by and tax information prepared by Registrant’s independent registered public accounting firm, and distribution of related materials to the Participants. Supervisor also prepares quarterly, annual and other periodic filings with the SEC and applicable state authorities.

Item 12.	Security Ownership of Certain Beneficial Owners and Management.

(a) Registrant has no voting securities (Item 5). At December 31, 2012, no person owned of record or was known by Registrant to own beneficially more than 5% of the outstanding Participations.

(b) At December 31, 2012, the Members (Item 10) beneficially owned, directly or indirectly, the following Participations:

Title of Class	Name & Address of Beneficial Owners	Amount of Beneficial Ownership	Percent of Class
Participations in Member Interest	Anthony E. Malkin One Grand Central Place 60 East 42nd Street New York, N.Y. 10165	$23,333	0.07071%
	Thomas N. Keltner, Jr. One Grand Central Place 60 East 42nd Street New York, N.Y. 10165	$17,709	0.05366%

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

(b) Reference is made to Paragraph (a) above.

(c) Not applicable.

(d) Not applicable.

Item 14.	Principal Accountant Fees And Services.

The fees paid or accrued to Ernst & Young LLP for professional services for the years ended December 31, 2012 and 2011, respectively, were as follows:

Fee Category	2012	2011
Audit Fees	$129,600	$156,250
Tax Fees	—	—

Total Fees	$129,600	$156,250

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

Item 15.	Exhibits and Financial Statement Schedules.

(a)(1) Financial Statements

(2)	Financial Statement Schedules

The Consolidated Financial Statements and the financial statement schedule of the Registrant and the financial statements of the Sublessee required in this annual report are listed in the respective indexes to those financial statements and included immediately following Exhibit 101.PRE.

(3)	Exhibits: See Exhibit Index.

EXHIBIT INDEX

Number	Document

3.1	Registrant’s Partnership Agreement dated July 11, 1961, filed as Exhibit No. 1 to the Registrant’s Registration Statement on Form S-1 as amended (the “Registration Statement”) by letter dated August 8, 1962 and assigned File No. 2-18741, is incorporated by reference as an exhibit hereto.

3.2	Amended Business Certificate of Registrant filed with the Clerk of New York County on August 7, 1998 reflecting a change in the Partners of Registrant which was filed as Exhibit 3(b) to the Registrant’s 10-Q-A for the quarter ended September 30, 1998, is incorporated by reference as an exhibit hereto (file number 000-00827).

3.3	Registrant’s Consent and Operating Agreement dated as of September 30, 2001, incorporated by reference to Exhibit 3(c) to the Registrant’s Form 10-K for the year ended December 31, 2002 (file number 000-00827).

3.4	Certificate of Conversion of general partnership to a limited liability company of Registrant dated September 30, 2001 filed with the New York Secretary of State on October 3, 2001, incorporated by reference to Exhibit 3 (d) to the Registrant’s Form 10-K for the year ended December 31, 2002 (file number 000-00827).

3.5	Agreement among Members of Empire State Building Associates, L.L.C., dated July 1, 2010, filed as Exhibit 10 (f) to the Registrant’s Form 10-K for the fiscal year ended December 31, 2009, is incorporated by reference as an exhibit hereto.

3.6	Amendment Number One to the Limited Liability Company Agreement of Empire State Building Associates L.L.C., dated as of November 30, 2011, by and among Peter L. Malkin, Anthony E. Malkin and Thomas N. Keltner, Jr., incorporated by reference to Exhibit 3.1 to the Form 8-K filed on December 5, 2011.

4	Registrant’s form of Participating Agreement dated January 1, 1962, filed as Exhibit No. 6 to the Registration Statement by letter dated August 8, 1962 and assigned File No. 2-18741, is incorporated by reference as an exhibit hereto.

10.1	Sublease dated December 27, 1961, between Empire State Building Company L.L.C. and the Registrant, filed as Exhibit 10.1 to the Registrant’s Form 10-K for the fiscal year ended December 31, 2011, is incorporated by reference as an exhibit hereto.

10.2	First Modification of Sublease dated February 15, 1965, between Empire State Building Company L.L.C. and the Registrant, filed as Exhibit 10.2 to the Registrant’s Form 10-K for the fiscal year ended December 31, 2011, is incorporated by reference as an exhibit hereto.

10.3	Second Modification of Sublease dated February 25, 2009, between Empire State Building Company L.L.C. and the Registrant, filed as Exhibit 10.3 to the Registrant’s Form 10-K for the fiscal year ended December 31, 2011, is incorporated by reference as an exhibit hereto.

10.4	Third Modification of Sublease dated July 26, 2011, between Empire State Building Company L.L.C. and the Registrant, filed as Exhibit 10.1 to the Registrant’s Form 10-Q for the quarterly period ended September 30, 2011, is incorporated by reference as an exhibit hereto.

EXHIBIT INDEX

(continued)

10.5	Fourth Modification of Sublease dated April 5, 2012, between Empire State Building Company L.L.C. and the Registrant, filed as Exhibit 10.1 to the Registrant’s Form 10-Q for the quarterly period ended March 31, 2012, is incorporated by reference as an exhibit hereto.

10.6	Fifth Modification of Sublease dated July 9, 2012, between Empire State Building Company L.L.C. and the Registrant, filed as Exhibit 10.1 to the Registrant’s Form 10-Q for the quarterly period ended September 30, 2012, is incorporated by reference as an exhibit hereto.

10.7	Loan Agreement and Exhibits thereto, dated July 26, 2011, between the Registrant, Empire State Land Associates L.L.C. and HSBC Bank USA, National Association, as Agent and the lenders named therein and HSBC Bank USA, National Association and Dekabank Deutsche Girozentrale, as Lead Arrangers, filed as Exhibit 10.2 to the Registrant’s Form 10-Q for the quarterly period ended September 30, 2011, is incorporated by reference as an exhibit hereto.

10.8	First Amendment to Loan Agreement, Ratification of Loan Documents and Omnibus Amendment dated November 2, 2011, between the Registrant, Empire State Land Associates L.L.C. and HSBC Bank USA, National Association, as Agent and the lenders named therein and HSBC Bank USA, National Association and Dekabank Deutsche Girozentrale, as Lead Arrangers, filed as Exhibit 10.3 to the Registrant’s Form 10-Q for the quarterly period ended September 30, 2011 is incorporated by reference as an exhibit hereto.

10.9	Second Amendment to Loan Agreement, Ratification of Loan Documents and Omnibus Amendment dated November 23, 2011, between the Registrant, Empire State Land Associates L.L.C. and HSBC Bank USA, National Association, as Agent and the lenders named therein and HSBC Bank USA, National Association and Dekabank Deutsche Girozentrale, as Lead Arrangers, filed as Exhibit 10.4 to the Registrant’s Form 10-Q for the quarterly period ended September 30, 2011 is incorporated by reference as an exhibit hereto.

10.10	Third Amendment to Loan Agreement, Ratification of Loan Documents and Omnibus Amendment dated October 11, 2012, between the Registrant, Empire State Land Associates L.L.C. and HSBC Bank USA, National Association, as Agent and the lenders named therein and HSBC Bank USA, National Association and Dekabank Deutsche Girozentrale, as Lead Arrangers, filed as Exhibit 10.2 to the Registrant’s Form 10-Q for the quarterly period ended September 30, 2012, is incorporated by reference as an exhibit hereto.

10.11	Form of Note Replacement Promissory Note A-1 dated July 26, 2011 between the Registrant and Empire State Land Associates L.L.C. and lenders under the Loan Agreement, filed as Exhibit 10.5 to the Registrant’s Form 10-Q for the quarterly period ended September 30, 2011 is incorporated by reference as an exhibit hereto.

10.12	Consolidated, Amended and Restated Fee and Leasehold Mortgage, Assignment of Leases and Rents and Security Agreement, dated July 26, 2011, between the Registrant, Empire State Land Associates L.L.C. and HSBC Bank USA, National Association, for the ratable benefit of the lenders, filed as Exhibit 10.6 to the Registrant’s Form 10-Q for the quarterly period ended September 30, 2011 is incorporated by reference as an exhibit hereto.

10.13	Master Lease dated December 21, 1951, between The Prudential Insurance Company of America, as lessor, and Alglan Realty Corporation, Rostev Realty Corporation, and Bentob Realty Corporation, as lessee, filed as Exhibit 99.49 to Pre-Effective Amendment No. 3 to the Registration Statement on Form S-4 of Empire State Realty Trust, Inc. and Empire State Realty OP, L.P., filed August 13, 2012, is incorporated by reference as an exhibit hereto.

10.14	First Modification of Indenture of Master Lease, dated December 27, 1961, between The Prudential Insurance Company of America, as lessor, and the Registrant, as lessee, filed as Exhibit 99.50 to Pre-Effective Amendment No. 3 to the Registration Statement on Form S-4 of Empire State Realty Trust, Inc. and Empire State Realty OP, L.P., filed August 13, 2012, is incorporated by reference as an exhibit hereto.

EXHIBIT INDEX

(continued)

10.15	Second Modification of Indenture of Master Lease, dated February 15, 1965, between The Prudential Insurance Company of America, as lessor, and the Registrant, as lessee, filed as Exhibit 99.51 to Pre-Effective Amendment No. 3 to the Registration Statement on Form S-4 of Empire State Realty Trust, Inc. and Empire State Realty OP, L.P., filed August 13, 2012, is incorporated by reference as an exhibit hereto.

24.1	Power of Attorney dated March 6, 2013 between the Members and Mark Labell

31.1	Certification of Andrew Prentice, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Mark Labell, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Andrew Prentice, Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Mark Labell, Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

The individual signing this report on behalf of Registrant is Attorney-in-Fact for Registrant and each of the Members in Registrant, pursuant to a Power of Attorney, dated March 6, 2013 (the “Power”) and as supervisor of the accounting functions.

Empire State Building Associates L.L.C.

(Registrant)

By /s/ Mark Labell
Mark Labell as Senior Vice President, Finance of Malkin Holdings LLC,
Supervisor of Empire State Building Associates* and as Attorney-in-Fact on behalf of:

Peter L. Malkin, Member

Anthony E. Malkin, Member

Thomas N. Keltner, Jr., Member

Date: March 28, 2013

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Empire State Building Associates L.L.C.

(A Limited Liability Company)

We have audited the accompanying consolidated balance sheets of Empire State Building Associates L.L.C. (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of income, members’ equity and cash flows for each of the two years in the period ended December 31, 2012. Our audits also included the financial statement schedule, Schedule III- Real Estate and Accumulated Depreciation for the years ended December 31, 2012 and 2011, also included in this Form 10-K. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal controls over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Empire State Building Associates L.L.C. at December 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Ernst & Young LLP

New York, New York

March 28, 2013

EMPIRE STATE BUILDING ASSOCIATES L.L.C.

(A Limited Liability Company)

CONSOLIDATED BALANCE SHEETS

	December 31,
	2012	2011
Assets
Real estate:
Building:
Empire State Building, located at 350 Fifth Avenue, New York, N.Y.	$38,933,801	$38,933,801
Less: Accumulated depreciation	(10,690,833)	(9,692,570)

	28,242,968	29,241,231

Building improvements	45,641,988	27,676,681
Less: Accumulated depreciation	(1,731,973)	(792,081)

	43,910,015	26,884,600

Building improvements in progress	19,184,883	7,058,098

Tenant Improvements	43,703,979	22,272,545
Less: Accumulated depreciation	(6,985,055)	(1,411,398)

	36,718,924	20,861,147

Land	21,550,588	21,550,588

Total real estate, net	149,607,378	105,595,664
Cash and cash equivalents	4,359,664	23,236,067
Restricted cash	708,794	406,312
Due from Supervisor, a related party	324,111	324,111
Additional rent due from Sublessee, a related party	24,199,368	28,780,449
Other receivables	491,572	115,369
Deferred costs	12,403,174	6,724,673
Due from Sublessee, a related party	15,174,264	—
Other assets	61,042	—
Leasing commissions, less accumulated amortization of $1,928,113 in 2012 and $474,217 in 2011	20,001,542	15,900,512
Mortgage financing costs, less accumulated amortization of $4,375,168 in 2012 and $986,801 in 2011	7,369,210	6,418,654

Total assets	$234,700,119	$187,501,811

Liabilities and members’ equity
Liabilities:
Mortgage payable	$219,000,000	$159,000,000
Accrued mortgage interest	686,092	463,678
Due to Sublessee, a related party	3,146,689	6,067,803
Accrued supervisory fees, to a related party	846,000	1,107,000
Accrued expenses	26,859	109,325
Due to Supervisor, a related party	2,193,548	1,306,131

Total liabilities	225,899,188	168,053,937
Commitments and contingencies	—	—
Members’ equity	8,800,931	19,447,874

Total liabilities and members’ equity	$234,700,119	$187,501,811

See accompanying notes to consolidated financial statements.

EMPIRE STATE BUILDING ASSOCIATES L.L.C.

(A Limited Liability Company)

CONSOLIDATED STATEMENTS OF INCOME

	Years ended December 31,
	2012	2011
Revenue:
Rent income, from a related party	$34,399,363	$37,233,316
Interest and dividend income	2,513	7,768

Total revenue	34,401,876	37,241,084

Expenses:
Interest on mortgage	9,249,268	9,648,212
Supervisory services, to a related party	1,662,014	1,904,570
Depreciation of building and tenant improvements	7,511,812	2,790,506
Amortization of leasing commissions	1,453,896	474,217
Professional fees, including amounts paid to a related party	2,766,543	1,164,995
Formation transaction expenses	1,014,907	1,605,334
Miscellaneous	158,046	9,310

Total expenses	23,816,486	17,597,144

Net income	$10,585,390	$19,643,940

Earnings per $10,000 participation unit, based on 3,300 participation units outstanding during each year	$3,208	$5,953

See accompanying notes to consolidated financial statements.

EMPIRE STATE BUILDING ASSOCIATES L.L.C.

(A Limited Liability Company)

CONSOLIDATED STATEMENTS OF MEMBERS’ EQUITY

	Members’ Equity January 1,	Share of Net Income For Year	Distributions	Members’ Equity December 31,
Year Ended December 31, 2012:
Anthony E. Malkin Group	$6,482,624	$3,528,463	$(7,077,444)	$2,933,643
Thomas N. Keltner, Jr. Group	6,482,626	3,528,464	(7,077,445)	2,933,645
Peter L. Malkin Group	6,482,624	3,528,463	(7,077,444)	2,933,643

Total	$19,447,874	$10,585,390	$(21,232,333)	$8,800,931

Year Ended December 31, 2011:
Anthony E. Malkin Group	$1,231,089	$6,547,980	$(1,296,445)	$6,482,624
Thomas N. Keltner, Jr. Group	1,231,090	6,547,980	(1,296,444)	6,482,626
Peter L. Malkin Group	1,231,088	6,547,980	(1,296,444)	6,482,624

Total	$3,693,267	$19,643,940	$(3,889,333)	$19,447,874

See accompanying notes to consolidated financial statements.

EMPIRE STATE BUILDING ASSOCIATES L.L.C.

(A Limited Liability Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2012	2011
Cash flows from operating activities:
Net income	$10,585,390	$19,643,940
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation of building and tenant improvements	7,511,812	2,790,506
Amortization of mortgage financing costs	3,388,367	1,888,410
Amortization of leasing commissions	1,453,896	474,217
Leasing commissions paid	(5,554,926)	(11,988,107)
Changes in operating assets and liabilities:
Change in restricted cash	(302,482)	490,653
Change in other receivables	(489,905)	(23,251)
Additional rent due to/from Sublessee	4,581,081	(30,669,079)
Accrued mortgage interest	222,414	(51,266)
Change in due to Supervisor	574,709	1,306,131
Prepaid insurance	(61,042)	—
Accrued expenses	(82,466)	(444,197)
Accrued supervisory fees, to a related party	(261,000)	794,500

Net cash provided by (used in) operating activities	21,565,848	(15,787,543)

Cash flows from investing activities:
Purchase of building and tenant improvements and improvements in progress	(54,444,640)	(36,201,751)
Advance to Sublessee, a related party	(15,060,562)	—

Net cash used in investing activities	(69,505,202)	(36,201,751)

Cash flows from financing activities:
Proceeds from mortgage payable	60,000,000	159,000,000
Repayment of mortgages payable	—	(92,000,000)
Financing costs	(4,338,923)	(7,405,455)
Deferred costs	(5,365,793)	(5,798,030)
Distributions to Participants	(21,232,333)	(3,889,333)

Net cash provided by financing activities	29,062,951	49,907,182

Net decrease in cash and cash equivalents	(18,876,403)	(2,082,112)
Cash and cash equivalents, beginning of year	23,236,067	25,318,179

Cash and cash equivalents, end of year	$4,359,664	$23,236,067

Supplemental disclosure of cash flow information-
Cash paid for interest	$5,638,487	$6,229,019

Non-cash investing and financing activities:
Purchases of buildings and tenant improvements and improvements in progress included in Due to Sublessee, a related party	$3,146,689	$6,067,803
Deferred costs included in Due to Supervisor, a related party	1,399,448	1,086,740

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

Associates’ members are Peter L. Malkin, Anthony E. Malkin and Thomas N. Keltner, Jr., each of whom also acts as an agent for holders of participations in his respective member interest in Associates (“Partcipants”). In the consolidated Statements of Members’ Equity, each such agent representation is referred to as a Group (i.e., Peter L. Malkin Group, Thomas N. Keltner, Jr. Group and Anthony E. Malkin Group).

The Supervisor of Associates is in the process of soliciting consents of Participants in the Registrant and other public limited liability companies supervised by the Supervisor to a proposed Consolidation (as defined below) pursuant to a prospectus/consent solicitation statement included in a registration statement on Form S-4 declared effective by the Securities and Exchange Commission. In the proposed transaction (the “Consolidation”), (x) the property interests of the Registrant, such other public limited liability companies and certain private entities supervised by the Supervisor, and (y) the Supervisor and certain affiliated management companies would be contributed to the operating partnership of Empire State Realty Trust, Inc., a newly organized real estate investment trust.

Consents are required from Participants in Associates and such other public limited liability companies for them to contribute their interests in the Consolidation. Consents have been obtained from participants in the private entities and the Supervisor and certain affiliated companies and affiliates of the Supervisor for them to make such contributions. The consideration to be paid to the contributing companies and entities in the Consolidation will be allocated in accordance with exchange values determined based on appraisals by an independent third party.

2. Summary of Significant Accounting Policies

a.	Cash and Cash Equivalents

Cash and cash equivalents include investments in money market funds and all highly liquid debt instruments with an original maturity of three months or less when acquired.

b.	Restricted Cash

Restricted cash at December 31, 2012 and 2011 includes a checking account at HSBC Bank pursuant to the terms of the Secured Term Loan, to be used monthly to satisfy a portion of the loan interest obligation.

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

The Real Estate is included in the financial statements at its historical cost of $60,484,389. The Building and Building improvements are being depreciated on the straight-line basis over their estimated useful lives of 39 years. The tenant improvements are being depreciated over the terms of the individual tenant leases or the estimated useful life if shorter. Under the terms of the April 17, 2002 contract of sale, the deed contains language to avoid the merger of the fee estate and the leasehold, although on a consolidated financial statement basis Associates incurs no leasehold rent expense after acquiring the Real Estate.

e.	Mortgage Financing Costs, Leasing Commissions and Amortization

Mortgage financing costs relating to the Secured Term Loan totaling $11,744,378 are being amortized ratably over the life of the loan. As the prior first and second mortgages were repaid on July 26, 2011, the remaining unamortized balance of applicable financing costs were written-off. The unamortized loan costs of $568,307 and the prepayment penalty of $2,343,373 on early repayment of such mortgages are included in interest expense of Associates for the year ended December 31, 2011.

Leasing commissions (incurred in connection with the building improvements program) represent reimbursements to the Sublessee for commissions incurred for new tenants and are being amortized over the terms of the individual tenant leases.

f.	Revenue Recognition

Basic rental income, as defined in a long-term lease, is a fixed amount that Associates records ratably over the year. Commencing January 1, 2013, basic rent paid by Sublessee is $5,895,625 per annum plus debt service. Additional rent is based on 50% of the net operating profit of the Sublessee, as defined, in excess of $1,000,000 for each lease year ending December 31st and is recorded by Associates when such amount becomes realizable and earned, at the end of each calendar year.

g.	Valuation of Long-Lived Assets

Associates assesses the carrying amount of long-lived assets whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. When Associates determines that the carrying amount of long-lived assets is impaired, the measurement of any impairment is based on a discounted cash flow method. No impairment loss has been recorded for the years ended December 31, 2012 and 2011.

h.	Income Taxes

Associates is organized as a limited liability company and is taxed as a partnership for income tax purposes. Accordingly, Associates is not subject to federal and state income taxes and makes no provision for income taxes in its financial statements. Associates’ taxable income or loss is reportable by its members.

Associates has determined that there are no material uncertain tax positions that require recognition or disclosure in its financial statements. Taxable years ended December 31, 2009 through 2012 are subject to IRS and other jurisdictions tax examinations.

At December 31, 2012, the reported amounts of Associates’ aggregate tax bases exceeded their net assets by approximately $14,539,638. At December 31, 2011, the reported amounts of Associates’ aggregate tax bases exceeded their net assets by approximately $14,026,816.

i.	Offering Costs

In connection with the proposed consolidation of certain properties (the “Consolidation”) and an initial public offering of the consolidated group (the “IPO”), Associates has incurred or will incur incremental accounting fees, legal fees and other professional fees. Certain costs associated with the Consolidation and IPO not directly attributable to the solicitation of consents and the IPO, but rather related to structuring the formation transaction, are expensed as incurred.

Through December 31, 2012, Associates has incurred external offering costs of $12,403,174, of which were incurred $5,678,501 and $5,898,030 for the years ended December 31, 2012 and 2011, respectively, and were reflected as deferred costs on Associates Condensed Consolidated Balance Sheets. A total of $1,399,448 and $1,086,740 of these costs were in Due to Supervisor at December 31, 2012 and December 31, 2011, respectively. Additional offering costs for work done by employees of the Supervisor of $1,082,364 and $1,001,245 for the years ended December 31, 2012 and 2011, respectively, were incurred and advanced by the Supervisor and have been reimbursed to the Supervisor by Associates.

Correction of an Immaterial Error in the Financial Statements

Associates prior period financial results have been adjusted to reflect an immaterial correction which has no impact to the net change in cash reported on the statement of cash flows. During fiscal year 2012, Associates determined that certain costs related to the structuring of the Consolidation that were previously included in deferred offering costs should have been expensed in the periods incurred. The correction impacted the 2011 and 2010 periods and had accumulated to an amount of $1,817,294 as of December 31, 2011. Adhering to applicable guidance for accounting changes and error corrections, Associates concluded that the error was not material to any of its prior period financial statements. The correction resulted in immaterial changes to deferred costs and formation transaction expenses for the years ended December 31, 2011 and 2010. Associates applied the guidance for accounting changes and error corrections and revised our prior period financial statements presented in this Form 10-K.

The following tables present the effect this correction had on the combined financial statements as of and for the year ended December 31, 2011. Additionally, financial information included in the notes to the financial statements that is impacted by the adjustment have been revised, as applicable.

	As of December 31, 2011
	As reported	Adjustment	As adjusted
Deferred costs, net	$8,541,967	$(1,817,294)	$6,724,673
Owners’ equity	21,265,168	(1,817,294)	19,447,874

	For the year ended December 31, 2011
	As reported	Adjustment	As adjusted
Formation transaction expenses	—	1,605,334	1,605,334
Net income	21,249,274	(1,605,334)	19,643,940
Net cash provided by operating activities	(14,182,209)	(1,605,334)	(15,787,543)
Net cash used in financing activities	48,301,848	1,605,334	49,907,182
Net change in cash and cash equivalents	(2,082,112)	—	(2,082,112)

j.	New Accounting Pronouncements:

During May 2011, the FASB issued ASU 2011-04, Fair Value Measurements (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP. This ASU provides guidance setting forth additional requirements relating to disclosures about fair value. The guidance was effective for Associates beginning with the first interim period in 2012. In accordance with the guidance, Associates was required to disclose the level in the fair value hierarchy in which each fair value lies that is disclosed but not used to measure an asset or liability on the balance sheet. The guidance also clarifies that the fair value of a non-financial asset is based on its highest and best use and requires disclosure if a non-financial asset is being used in a manner that is not its highest and best use. The adoption of ASU 2011-04 on January 1, 2012 did not have a material impact on Associates financial condition or results of operations.

k.	Reclassifications

For purposes of comparison, certain items shown in the 2011 consolidated financial statements have been reclassified to conform with the presentation used for 2012.

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

On July 26, 2011, Associates entered into a three-year term loan (the “Secured Term Loan”) with institutional lenders, including HSBC Bank USA, National Association as agent and HSBC Bank USA, National Association and DekaBank Deutsche Girozentrale as lead arrangers. At the closing of the Secured Term Loan, the lenders provided Associates with an advance of $159,000,000 (of which $92,000,000 repaid existing indebtedness). An additional $30,000,000 was drawn on April 5, 2012 (in accordance with the Fourth Modification of Sublease dated April 5, 2012 by and between Registrant and Sublessee) and an additional $30,000,000 was drawn on July 9, 2012 (in accordance with the Fifth Modification of Sublease dated July 9, 2012 by and between Registrant and Sublessee) bringing the total amount advanced through December 31, 2012 to $219,000,000. An additional $50,000,000 was drawn on the Secured Term Loan on February 26, 2013 bringing the total amount advanced to $269,000,000. Based on the terms of the Secured Term Loan (as amended) and subject to the conditions set forth in the Secured Term Loan (as amended), additional advances of up to $231,000,000 were available under the Secured Term Loan after the $50,000,000 drawn on February 26, 2013. Any further advances under the Secured Term Loan are subject to the consent of the Sublessee.

The Secured Term Loan is secured by a mortgage on the Real Estate.

The Secured Term Loan was amended by the First Amendment to Loan Agreement, Ratification of Loan Documents and Omnibus Amendment dated as of November 2, 2011 to provide for additional commitments from Capital One, National Association and Bank of America, N.A. of up to $141,000,000 so that, collectively, the maximum amount of the loan was increased to $300,000,000. No additional funds were drawn at the time of the modification. Provided no event of default has occurred, and subject to other conditions, upon Associates’ request, HSBC has also agreed to source further additional commitments aggregating up to $200,000,000 in the sole discretion of the lenders. Any further advances under the Secured Term Loan are subject to the consent of the Sublessee. The Secured Term Loan was amended on November 23, 2011 clarifying certain terms upon which the Real Estate is permitted to be transferred into a consolidated entity without accelerating the Secured Term Loan. The Secured Term Loan was further amended by the Third Amendment to Loan Agreement, Ratification of Loan Documents and Omnibus Amendment dated as of October 11, 2012 to provide for additional commitments from the lenders so that, collectively, the maximum amount of the loan was increased to $500,000,000. A condition to the lenders’ obligation to loan the additional amounts (in addition to the other conditions in the loan agreement) is that the loan-to-value ratio (as defined therein), based on an updated appraisal, does not then exceed 50%.

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

4. Fair Value Measurements

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

Associates uses the following methods and assumptions in estimating fair value disclosures for financial instruments.

Cash and cash equivalents, due from Sublessee, a related party, due from Supervisor, a related party, additional rent due from sublessee, a related party, other receivables, due from sublessee, a related party, accrued mortgage interest, accrued supervisory fees, a related party, due to Sublessee, a related party, due to Supervisor, a related party, and accrued expenses: The carrying amount of cash and cash equivalents, due from Sublessee, a related party, due from Supervisor, a related party, additional rent due from sublessee, a related party, other receivable, due from sublessee, a related party, accrued mortgage interest, accrued supervisory fees, a related party, payable to Sublessee, a related party, due to Supervisor, a related party, and accrued expenses reported in the Registrant’s Balance Sheets approximate fair value due to the short term maturity of these instruments.

Mortgages payable: The fair value of borrowings, as disclosed in Note 4, is estimated by discounting the future cash flows using current interest rates at which similar borrowings could be made to us.

The methodologies used for valuing financial instruments have been categorized into three broad levels as follows:

Level 1—Quoted prices in active markets for identical instruments.

Level 2—Valuations based principally on other observable market parameters, including:

•	Quoted prices in active markets for similar instruments;

•	Quoted prices in less active or inactive markets for identical or similar instruments;

•	Other observable inputs (such as risk free interest rates, yield curves, volatilities, prepayment speeds, loss severities, credit risks and default rates); and

•	Market corroborated inputs (derived principally from or corroborated by observable market data).

Level 3—Valuations based significantly on unobservable inputs.

•

Valuations based on third-party indications (broker quotes or counterparty quotes) which were, in turn, based significantly on unobservable inputs or were otherwise not supportable as Level 2 valuations.

•	Valuations based on internal models with significant unobservable inputs.

These levels form a hierarchy. The Registrant follows this hierarchy for our financial instruments measured at fair value on a recurring and nonrecurring basis and other required fair value disclosures. The classifications are based on the lowest level of input that is significant to the fair value measurement.

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

The mortgages payable had an estimated fair value based on discounted cash flow models, based on Level 3 inputs, of approximately $219,000,000 compared to the book value of the related debt of $219,000,000 at December 31, 2012.

Disclosure about fair value of financial instruments is based on pertinent information available to us as of December 31, 2012. Although we are not aware of any factors that would significantly affect the reasonable fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and current estimates of fair value may differ significantly from the amounts presented herein.

5. Related Party Transactions—Rent Income

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

In accordance with the third lease modification dated July 26, 2011, basic rent was increased to cover debt service relating to the Secured Term Loan refinancing that prepaid the first and second mortgages aggregating $92,000,000 (Note 3), to the extent the Secured Term Loan debt exceeds the previous first mortgage of $60,500,000. In accordance with the fourth and fifth modifications of the Sublease, basic rent was further increased to cover debt service on additional advances aggregating $60,000,000 ($30,000,000 on each of April 5, 2012 and July 9, 2012). Basic rent will be increased to cover debt service on any additional borrowings for improvements and tenanting costs and on any refinancing of such debt so long as the aggregate amount refinanced does not exceed the then existing amount of debt plus refinancing costs.

Additional rent through all renewal terms under the Sublease is payable in an amount equal to 50% of the Sublessee’s annual net operating profit, as defined, in excess of $1,000,000. For 2012 and 2011, Sublessee reported net operating profit of $49,398,735 and $58,560,898, respectively. Therefore, rent income was comprised as follows:

	For the years ended December 31,
	2012	2011
Minimum basic rent	$6,018,750	$6,018,750
Additional basic rent	4,181,245	2,434,117
Additional rent earned	24,199,368	28,780,449

	$34,399,363	$37,233,316

Due to Sublessee at December 31, 2012 represents the payable to Sublessee for purchased building and tenanting costs.

Real estate taxes incurred directly by the Sublessee for the years ended December 31, 2012 and 2011 totaled $26,340,502 and $30,009,908, respectively.

The following is a schedule of future minimum rental income (assuming that the Sublessee does not surrender the Sublease):

Year ending December 31,
2013	$9,858,125
2014	8,207,083
2015	5,895,625
2016	5,895,625
2017	5,895,625
Thereafter	341,946,250

$377,698,333

On July 26, 2011, Associates refinanced the existing mortgages which were scheduled to mature on May 1, 2012. As indicated in the above table, additional basic rent for the years ended December 31, 2012 and 2011 to cover debt service on the mortgage totaled $4,181,245 and $2,434,117, respectively. The above table reflects all lease renewals described above.

6. Related Party Transactions—Supervisory and Other Services

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

Associates pays Supervisor for supervisory services and disbursements. The basic fee (the “Basic Payment”) had been payable at the rate of $100,000 per annum, payable $8,333 per month, since inception in 1961. The Agents approved an increase in such fee in an amount equal to the increase in the Consumer Price Index since such date, resulting in an increase in the Basic Payment to $725,000 per annum effective July 1, 2010, to be adjusted annually for any subsequent increase in the Consumer Price Index. The Basic Payment was adjusted to $761,888 effective July 1, 2012. The Basic Payment is payable (i) not less than $8,333 per month and (ii) the balance out of available reserves from Additional Rent. If Additional Rent is insufficient to pay such balance, any deficiency shall be payable in the next year in which Additional Rent is sufficient. The Agents also approved payment by Associates, effective July 1, 2010, of the expenses in connection with regular accounting services related to maintenance of Associates’ books and records. Such expenses were previously paid by Supervisor.

In 2012, Malkin Holdings earned $1,082,364 from Associates and $1,064,025 from Sublessee, which is included in professional fees, for special supervisory services at hourly rates in connection with a proposed consolidation of Associates, other public and private entities supervised by Malkin Holdings, and Malkin Holdings and certain affiliated management companies into Empire State Realty Trust, Inc., a newly formed REIT, all representing Associates’ allocable portion of such fees to be paid directly and not borne indirectly through Additional Rent deductions. Malkin Holdings also receives an additional payment equal to 6% of distributions to the Participants in Associates in excess of 9% per annum on their remaining cash investment in Associates (which at December 31, 2012 was $33,000,000). For tax purposes, any additional payment is recognized as a profits interest and the Supervisor is treated as a partner, all without modifying each Participant’s distributive share of reportable income and cash distributions. Distributions in respect of Malkin Holdings’ profits interest totaled $905,417 for 2012 and $1,166,417 for 2011, respectively.

Malkin Holdings also serves as supervisor for Sublessee for which it receives a basic annual fee of $574,000 effective January 1, 2010, adjusted annually by the Consumer Price Index. The basic supervisory fees for the years ended December 31, 2012 and 2011 were $591,567 and $583,368, respectively. For the years ended December 31, 2012 and 2011, Malkin Holdings received $1,452,257 and $1,667,955, respectively, from the Sublessee in other service fees. Under separate agreements to which Sublessee is not a party, certain of Sublessee’s participants pay Malkin Holdings and members of Peter L. Malkin’s immediate family a percentage of distributions above an annual threshold. These third party payments (which totaled $821,222 and $1,796,393 in 2012 and 2011, respectively, to Malkin Holdings and such Malkin family members) do not impose any obligation upon Sublessee or affect its assets and liabilities.

The Supervisor of Associates is in the process of soliciting consents of Participants in the Registrant and other public limited liability companies supervised by the Supervisor to a proposed Consolidation (as defined below) pursuant to a prospectus/consent solicitation statement included in a registration statement on Form S-4 declared effective by the Securities and Exchange Commission. In the proposed transaction (the “Consolidation”), (x) the property interests of the Registrant, such other public limited liability companies and certain private entities supervised by the Supervisor, and (y) the Supervisor and certain affiliated management companies would be contributed to the operating partnership of Empire State Realty Trust, Inc., a newly organized real estate investment trust.

Consents are required from Participants in Associates and such other public limited liability companies for them to contribute their interests in the Consolidation. Consents have been obtained from participants in the private entities and the Supervisor and certain affiliated companies and affiliates of the Supervisor for them to make such contributions. The consideration to be paid to the contributing companies and entities in the Consolidation will be allocated in accordance with exchange values determined based on appraisals by an independent third party.

7. Number of Participants

There were 2,889 and 2,824 Participants in the participating groups at December 31, 2012 and 2011, respectively.

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

9. Distributions and Amount of Income per $10,000 Participation Unit

Distributions per $10,000 participation unit during the years ended December 31, 2012 and 2011, based on 3,300 participation units outstanding during each year, consisted of him following:

	Year ended December 31,
	2012	2011
Income	$3,208	$1,179
Return of capital	3,226	0

Total distributions	$6,434	$1,179

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

In March 2012, five putative class actions, or the Class Actions, were filed in New York State Supreme Court, New York County by Participants in Empire State Building Associates L.L.C. (“ESBA”) and several other entities supervised by the Supervisor (on March 1, 2012, March 7, 2012, March 12, 2012, March 14, 2012 and March 19, 2012). The plaintiffs assert claims against Malkin Holdings LLC, Malkin Properties, L.L.C., Malkin Properties of New York, L.L.C., Malkin Properties of Connecticut, Inc., Malkin Construction Corp., Anthony E. Malkin, Peter L. Malkin, the Helmsley estate, the operating partnership and the company for breach of fiduciary duty, unjust enrichment, and/or aiding and abetting breach of fiduciary duty. They allege, among other things, that the terms of the transaction and the process by which it was structured (including the valuation that was employed) are unfair to the participants, the consolidation provides excessive benefits to the Malkin Holdings group and the then-draft prospectus/consent solicitation filed with the SEC failed to make adequate disclosure to permit a fully informed decision about the proposed transaction. The complaints seek money damages and injunctive relief preventing the proposed transaction. The actions were consolidated and co-lead plaintiffs’ counsel were appointed by the New York State Supreme Court by order dated June 26, 2012. Furthermore, an underlying premise of the Class Actions, as noted in discussions among plaintiffs’ counsel and defendants’ counsel, was that the consolidation had been structured in such a manner that would cause the subject LLC participants immediately to incur substantial tax liabilities.

The parties entered into a Stipulation of Settlement dated September 28, 2012, resolving the Class Actions. The Stipulation of Settlement recites that the consolidation was approved by overwhelming consent of the participants in the private entities. The Stipulation of Settlement states that counsel for the plaintiff class satisfied themselves that they have received adequate access to relevant information, including the independent valuer’s valuation process and methodology, that the disclosures in the Registration Statement on Form S-4, as amended, are appropriate, that the transaction presents potential benefits, including the opportunity for liquidity and capital appreciation, that merit the participants’ serious consideration and that each of named class representatives intends to support the transaction as modified. The Stipulation of Settlement further states that counsel for the plaintiff class are satisfied that the claims regarding tax implications, enhanced disclosures, appraisals and exchange values of the properties that would be consolidated into the company, and the interests of the participants in the subject LLCs and the private entities, have been addressed adequately, and they have concluded that the settlement pursuant to the Stipulation of Settlement and opportunity to consider the proposed transaction on the basis of revised consent solicitations are fair, reasonable, adequate and in the best interests of the plaintiff class.

The defendants in the Stipulation of Settlement denied that they committed any violation of law or breached any of their duties and did not admit that they had any liability to the plaintiffs.

The terms of the settlement include, among other things (i) a payment of $55 million, with a minimum of 80% in cash and maximum of 20% in freely-tradable shares of common stock and/or freely-tradable operating partnership units (all of which will be paid by the Malkin Holdings group (provided that no member of the Malkin Holdings group that would become a direct or indirect subsidiary of the company in the consolidation will have any liability for such payment) and the Helmsley estate and certain participants in the private entities who agree to contribute) to be distributed, after reimbursement of plaintiffs’ counsel’s court-approved expenses and payment of plaintiffs’ counsel’s court-approved attorneys’ fees and, in the case of shares of common stock and/or operating partnership units, after the termination of specified lock-up periods, to participants in the subject LLCs and the private entities pursuant to a plan of allocation to be prepared by counsel for plaintiffs; (ii) defendants’ agreement that (a) the IPO will be on the basis of a firm commitment underwriting; (b) if, during the solicitation period, any of the three subject LLC’s percentage of total exchange value is lower than what is stated in the final prospectus/consent solicitation by 10% or more, such decrease will be promptly disclosed by defendants to investors in the subject LLCs; and (c) unless total gross proceeds of $600,000,000 are raised in the IPO, defendants will not proceed with the transaction without further approval of the subject LLCs; and (iii) defendants’ agreement to make additional disclosures in the prospectus/consent solicitation regarding certain matters (which are included therein). Defendants have also acknowledged the work of plaintiffs and their counsel was a material factor in defendants’ implementation of the change in the consolidation that, as originally proposed, would have required the exchange of participation interests for Class A common stock, which are taxable on receipt, and that now permits participants instead to elect to receive operating partnership units and Class B common stock, which permit tax deferral. Participants in the subject LLCs and private entities will not be required to bear any portion of the settlement payment. The payment in settlement of the Class Actions will be made by the Helmsley estate and the Malkin Holdings group (provided that no member of the Malkin Holdings group that would become a direct or indirect subsidiary of the company in the consolidation will have any liability for such payment) and certain participants in the private entities who agree to contribute. The company and the operating partnership will not bear any of the settlement payment.

The settlement further provides for the certification of a class of participants in the three subject LLCs and all of the private entities, other than defendants and other related persons and entities, and a release of any claims of the members of the class against defendants and related persons and entities, as well as underwriters and other advisors. The release in the settlement excludes certain claims, including but not limited to, claims arising from or related to any supplement to the Registration Statement on Form S-4 that is declared effective to which the plaintiffs’ counsel objects in writing, which objection will not be unreasonably made or delayed, so long as plaintiffs’ counsel has had adequate opportunity to review such supplement. Members of the putative class have the right to opt out of the monetary portion of the settlement, but not the portion providing for equitable relief. The settlement is subject to court approval. It is not effective until such court approval is final, including the resolution of any appeal. Defendants continue to deny any wrongdoing or liability in connection with the allegations in the Class Actions.

On January 18, 2013, the parties jointly moved for preliminary approval of such settlement, for permission to send notice of the settlement to the class, and for the scheduling of a final settlement hearing (collectively, “preliminary approval”).

On January 28, 2013, six participants in ESBA filed an objection to preliminary approval, and cross-moved to intervene in the action and for permission to file a separate complaint on behalf of ESBA participants. On February 21, 2013 the court denied the cross motion of such objecting participants, and the court denied permission for such objecting participants to file a separate complaint as part of the class action, other than permission to join the case by separate counsel solely for the purpose of supporting the allegation of the objecting participants that the buyout will deprive non-consenting participants in ESBA of “fair value” in violation of the New York Limited Liability Company Law. The court rejected the objecting participants’ assertion that preliminary approval be denied and granted preliminary approval of the settlement.

The court has scheduled a hearing on a motion for final approval of the settlement for May 2, 2013.

11. Concentration of Credit Risk

	December 31,
	2012	2011
Cash and cash equivalents consist of the following:
JPMorgan Chase Bank	$91,811	$96,212
Fidelity U.S. Treasury Income Portfolio	4,267,853	23,139,855

Total cash and cash equivalents	$4,359,664	$23,236,067

Associates maintains cash and cash equivalents (including restricted cash) in two banks and in a money market fund (Fidelity U.S. Treasury Income Portfolio). Beginning January 1, 2013, non-interest bearing transaction accounts are no longer insured separately from depositors’ other accounts at the same FDIC Insured Depository Institution (“IDI”). Instead, non-interest bearing transaction accounts are added to any of a depositor’s other accounts in the applicable ownership category, and the aggregate balance will be insured up to at least the standard maximum deposit insurance amount of $250,000, per depositor, at each separately chartered IDI. As of December 31, 2012, the Company’s uninsured cash balances totaled approximately $448,794. Funds in the money market fund were not insured at December 31, 2012. Distributions are paid from a cash account held by Malkin Holdings. That account is included on the accompanying balance sheet as “Due from Supervisor.” The funds ($324,111 at December 31, 2012 and 2011, respectively) were paid to the Participants on January 1, 2013 and 2012, respectively.

12. Building Improvements Program

In 2008, the Participants of Associates consented to a building improvements program (the “Program”) with an initial borrowing of $31,500,000 and authorization for possible future refinancings of mortgage debt. To finance improvements to the Real Estate and costs of financing, on February 25, 2009 Associates borrowed $31,500,000 from Signature Bank (Note 3) which was prepaid on July 26, 2011 out of proceeds from the new $159,000,000 Secured Term Loan. Commencing July 26, 2011, Basic Rent was increased to cover debt service on the refinanced loan balance to the extent the Secured Term Loan debt exceeds $60,500,000 which was the balance of the prior first mortgage.

Since the Supervisor gained day-to-day management of the Empire State Building in August 2006, a total of approximately $168,200,000 has been invested through December 31, 2012 in connection with the restoration and renovation program at the Property. Associates currently estimates that between $155,000,000 and $195,000,000 of additional capital is needed to complete this renovation program, which Associates expects to complete substantially in 2016. Due to Sublessee at December 31, 2012 represents the payable to Sublessee for purchased building tenanting costs. The costs of the Program will be financed by the Secured Term Loan, additional financing (Note 3) and Sublessee’s operating cash flow.

The Sublessee is advancing costs of the Program and is reimbursed by Associates from available financing. The Program (1) grants the ownership of the improvements to Associates to the extent of its reimbursements to Sublessee and (2) allows for the increased mortgage charges to be paid by Associates from an equivalent increase in the basic rent paid by the Sublessee to Associates. Since any additional rent will be decreased by one-half of that amount, the net effect of the lease modification is to have Associates and the Sublessee share the costs of the Program equally, assuming additional rent continues to be earned. Additional rent of $24,199,368 was paid to Registrant, $2,000,000 on January 11, 2013 and $22,199,368 on March 4, 2013. On March 8, 2013, out of the additional rent, $13,254,000 was distributed to the Participants in Associates and $846,000 was paid to Malkin Holdings, representing the balance of its additional payment for 2012.

Sublessee concluded an agreement with New York City for a reduction in real estate taxes for the tax years 2002/2003-2011/2012 resulting in gross tax savings of approximately $16,900,000, of which approximately $12,400,000 was in the form of a refund and the balance through future tax reductions to be phased in through 2012—2016. Professional fees total $1,735,010, including $867,505 to Malkin Holdings. Sublessee adjusted real estate tax escalation rent billings to existing tenants resulting from the tax reduction.

13. Subsequent Events

Overage Rent of $24,199,368 was paid to Associates, $2,000,000 on January 11, 2013 and $22,199,368 on March 4, 2013. On March 8, 2013, out of such Overage Rent, $13,254,000 was distributed to the Participants in Associates and $846,000 was paid to Malkin Holdings, representing the balance of its Additional Payment for 2012.

An additional $50,000,000 was drawn on the Secured Term Loan on February 26, 2013 bringing the total amount advanced to $269,000,000.

SCHEDULE III

Real Estate and Accumulated Depreciation

		December 31, 2012		December 31, 2011
Column
A	Description
	Land and building situated at 350 Fifth Avenue, New York, New York
B	Encumbrances
	HSBC Bank	$219,000,000		$159,000,000

C	Initial cost to company
	Land and building	$60,484,389		$60,484,389

D	Cost capitalized subsequent to acquisition
	Building, tenant improvements and improvements in progress	$108,530,850		$57,007,324

E	Gross amount at which carried at close of period
	Land	$21,550,588		$21,550,588
	Building, tenant improvements and improvements in progress	147,464,651		95,941,125

	Total	$169,015,239	(a)	$117,491,713	(a)

F	Accumulated depreciation	$19,407,861	(b)	$11,896,048	(b)

G	Date of construction	1931		1931
H	Date acquired	April 17, 2002		April 17, 2002
I	Life on which depreciation of building and improvements in latest income statements is computed	39 years		39 years
(a)	Gross amount of real estate balance at January 1	$117,491,713		$70,646,966
	Purchase of real estate: improvements	51,523,526		46,844,747

	Balance at December 31	$169,015,239		$117,491,713

	The costs for federal income tax purposes are the same as for financial statement purposes.
(b)	Accumulated depreciation
	Balance at January 1	$11,896,049		$9,105,543
	Depreciation	7,511,812		2,790,506

	Balance at December 31	$19,407,861		$11,896,049

EMPIRE STATE BUILDING COMPANY L.L.C. AND AFFILIATES

CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2012 and 2011

EMPIRE STATE BUILDING COMPANY L.L.C. AND AFFILIATES

Empire State Building Company L.L.C.

(a Limited Liability Company)

We have audited the accompanying consolidated balance sheets of Empire State Building Company L.L.C. (the “Company”) and Affiliates as of December 31, 2012 and 2011, and the related consolidated statements of income, changes in equity and cash flows for each of the two years in the period ended December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal controls over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Empire State Building Company L.L.C. and Affiliates at December 31, 2012 and 2011, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

New York, New York

March 28, 2013

EMPIRE STATE BUILDING COMPANY L.L.C. AND AFFILIATES

CONSOLIDATED BALANCE SHEETS

December 31,	2012	2011
ASSETS
Property—at cost:
Leasehold improvements	$176,313,109	$168,225,715
Subtenant improvements	70,255,123	62,001,552
Leasehold	99,150	740,000
Equipment	5,002,576	5,436,001

	251,669,958	236,403,268
Less accumulated depreciation and amortization	56,365,487	53,913,170

Net Property	195,304,471	182,490,098
Other Assets:
Cash and cash equivalents	25,514,656	32,210,735
Cash—restricted—tenants’ security deposits	9,421,191	5,890,221
Cash—tenant improvement escrow	15,374,241	7,268,591
Accounts receivable—net	3,932,682	1,507,232
Rent receivable—net	3,056,141	3,800,230
Unbilled rent receivable—net	56,665,930	43,796,054
Loans receivable	1,115,356	1,235,179
Prepaid expenses	16,158,302	16,390,511
Deferred charges and other deferred costs, net of accumulated amortization	14,410,558	12,392,263
Due from Lessor	—	6,067,806
Due from Supervisor	300,000	300,000
Other assets	231	—

Total Assets	$341,253,759	$313,348,920

The accompanying notes are an integral part of these consolidated financial statements.

EMPIRE STATE BUILDING COMPANY L.L.C. AND AFFILIATES

CONSOLIDATED BALANCE SHEETS

December 31,	2012	2011
LIABILITIES AND EQUITY
Liabilities:
Accounts payable and accrued liabilities	$9,025,174	$19,384,473
Tenants’ security deposits payable	9,421,191	5,890,221
Overage rent due to Lessor	24,199,368	28,780,449
Due to Lessor	11,913,872	—
Deferred income	8,705,402	8,935,964

Total Liabilities	63,265,007	62,991,107

Equity (Deficit):
Empire State Building Company L.L.C. members’ equity	278,647,337	252,164,398
Noncontrolling interest	(658,585)	(1,806,585)

Total Equity	277,988,752	250,357,813

Total Liabilities and Equity	$341,253,759	$313,348,920

The accompanying notes are an integral part of these consolidated financial statements.

EMPIRE STATE BUILDING COMPANY L.L.C. AND AFFILIATES

CONSOLIDATED STATEMENTS OF INCOME

Years Ended December 31,	2012	2011
Income:
Rent:
Minimum rental revenue	$76,847,823	$71,027,944
Tenant reimbursements	25,100,017	25,652,065
Antenna license fees	17,061,076	16,410,246
Other	4,427,863	5,504,740

Total Rent	123,436,779	118,594,995

Real Estate Tax Refund—net	10,131,396	—

Observatory:
Revenue	91,870,220	80,562,446
Expenses	20,708,587	20,009,225

Observatory Net Income	71,161,633	60,553,221

Total Income	204,729,808	179,148,216

Operating Expenses:
Basic rent expense	10,227,898	8,439,772
Overage rent	24,199,368	28,780,449
Real estate taxes	26,340,502	30,009,907
Payroll and related costs	22,174,690	23,025,267
Repairs and maintenance	17,445,198	14,697,053
Utilities	12,717,984	12,557,405
Supervisory fees	591,567	583,368
Professional fees	5,892,769	5,340,405
Insurance	7,239,712	7,422,948
Advertising	2,324,696	2,113,253
Cleaning	2,862,839	2,881,196
Administrative	1,972,563	1,580,273
Acquisition fees	7,894,232	8,305,666
Depreciation	11,695,513	12,795,037
Amortization	1,919,149	3,038,347
Bad debts, net	1,797,652	5,423,352

Total Operating Expenses	157,296,332	166,993,698

Operating Income	47,433,476	12,154,518
Interest and Dividend Income	97,463	125,011

Net Income	47,530,939	12,279,529
Net Income of Affiliate Attributable to Noncontrolling Interest	(1,148,000)	(1,200,000)

Net Income Attributable to Empire State Building Company L.L.C.	$46,382,939	$11,079,529

The accompanying notes are an integral part of these consolidated financial statements.

EMPIRE STATE BUILDING COMPANY L.L.C. AND AFFILIATES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

Years Ended December 31, 2012 and 2011

	Total	Empire State Building Company L.L.C. Members’ Equity	Noncontrolling Interest
Equity (Deficit)—January 1, 2011	$279,078,284	$282,084,869	$(3,006,585)
Distributions—2011	(41,000,000)	(41,000,000)	—
Net Income—2011	12,279,529	11,079,529	1,200,000

Equity (Deficit)—December 31, 2011	250,357,813	252,164,398	(1,806,585)
Distributions—2012	(19,900,000)	(19,900,000)	—
Net Income—2012	47,530,939	46,382,939	1,148,000

Equity (Deficit)—December 31, 2012	$277,988,752	$278,647,337	$(658,585)

The accompanying notes are an integral part of these consolidated financial statements.

EMPIRE STATE BUILDING COMPANY L.L.C. AND AFFILIATES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31,	2012	2011
Cash Flows from Operating Activities:
Net income	$47,530,939	$12,279,529
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	11,695,513	12,795,037
Amortization	1,919,149	3,038,347
Bad debts	1,899,435	5,423,352
Net change in operating assets and liabilities:
Accounts receivable	(2,425,450)	756,360
Rent receivable	(2,111,292)	(4,478,387)
Unbilled rent receivable	(12,869,876)	(8,392,856)
Loans receivable	119,823	118,396
Prepaid expenses	232,209	(365,719)
Deferred charges—leasing commissions and costs	(3,937,444)	(435,655)
Overage rent due from/to Lessor	(4,581,081)	30,669,078
Other assets	(231)	314,445
Accounts payable and accrued liabilities	(11,115,822)	5,062,734
Deferred income	(230,562)	2,943,959

Net Cash Provided by Operating Activities	26,125,310	59,728,620

Cash Flows from Investing Activities -
Property additions	(22,797,417)	(7,025,547)

Net Cash Used in Investing Activities	(22,797,417)	(7,025,547)

Cash Flows from Financing Activities:
Members’ distributions	(19,900,000)	(41,000,000)
Reimbursements from Lessor	75,060,186	48,189,857
Outlays on behalf of Lessor	(57,078,508)	(64,835,291)
Other deferred costs	—	941,202
Tenant improvement escrow, net	(8,105,650)	(6,585,444)

Net Cash Used in Financing Activities	(10,023,972)	(63,289,676)

Net Decrease in Cash and Cash Equivalents	(6,696,079)	(10,586,603)
Cash and Cash Equivalents—beginning of year	32,210,735	42,797,338

Cash and Cash Equivalents—end of year	$25,514,656	$32,210,735

Non-Cash Investing Activities:
Purchases of property additions included in accounts payable and accrued liabilities	$1,052,147	$295,480

The accompanying notes are an integral part of these consolidated financial statements.

EMPIRE STATE BUILDING COMPANY L.L.C. AND AFFILIATES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

Years Ended December 31,	2012	2011
Supplemental Schedule of Noncash Activities -
In connection with a new tenant, as an inducement for an existing tenant to vacate its space, the Company forgave the existing tenant’s outstanding rent receivable.
Decrease in rent receivable	$(955,946)	$—
Increase in subtenant improvements	955,946	—

	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

EMPIRE STATE BUILDING COMPANY L.L.C. AND AFFILIATES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Nature of Business	Empire State Building Company L.L.C. (“ESB”) was originally organized on August 15, 1961 as a joint venture to lease and sublease the approximately 2,900,000 square foot office building and Observatory, more commonly known as the Empire State Building situated at 350 Fifth Avenue, New York, New York, (the “Property”). At December 31, 2012, the Property was approximately 69% occupied. On April 2, 1971, ESB converted from a joint venture to a general partnership. On December 17, 2001, ESB converted from a general partnership to a New York limited liability company and is now known as Empire State Building Company L.L.C. Although limited liability companies are unincorporated associations, their members have limited personal liability for the obligations or debts of the entity similar to stockholders of a corporation.

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

On January 1, 2011, ESB entered into a lease for the observation decks with Empire State Realty Observatory TRS, LLC (formerly ESB Observatory LLC), a newly organized limited liability company owned 99% by ESB and 1% by ESB 102 Corporation (which, in turn, is owned 100% by ESB), for a five-year term commencing January 1, 2011 and expiring December 31, 2015. Empire State Realty Observatory TRS, LLC is to pay fixed annual rent of $6,700,000, adjusted each year commencing 2012 to reflect the increase in the Consumer Price Index, plus additional rent, as defined in the lease. The new leasing arrangement does not have a significant impact on the financial position or results of operations reported in the consolidated financial statements.

On July 15, 2009, ESB Captive Insurance Company L.L.C. (the “Captive”) was formed in the State of Vermont, as a captive insurance company to insure the Property and business interruption risks of ESB and the Observatory, including, but not limited to, terrorism risks. The Captive was formed as a single member limited liability company, wholly owned by ESB. For income tax reporting purposes, a single member LLC is classified as a division of its member, accordingly, the single member LLC’s taxable income or loss is reportable by its member. The Captive reinsures certain coinsurance amounts. There were no losses incurred through December 31, 2012.

EMPIRE STATE BUILDING COMPANY L.L.C. AND AFFILIATES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	Summary of Significant Accounting Policies	Principles of consolidation—The accompanying consolidated financial statements include the accounts of Empire State Building Company L.L.C. and its wholly owned subsidiaries: ESB Captive Insurance Company L.L.C., ESB 102 Corporation, and Empire State Realty Observatory TRS, LLC; and Empire State Building, Inc. (collectively, the “Company”).

All significant intercompany accounts and transactions have been eliminated in consolidation.

The Company follows the provisions pertaining to noncontrolling interests of Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 810, “Consolidation.” A noncontrolling interest is the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent. Among other matters, the noncontrolling interest standards require that noncontrolling interests be reported as part of equity in the consolidated balance sheet (separately from the controlling interest’s equity). The noncontrolling interest standards also require companies to disclose the changes in the noncontrolling interest in the statement of equity or in a separate note to the financial statements; and require that net income include earnings attributable to the noncontrolling interest with disclosure on the face of the statements of income of the amounts attributable to the parent and to the noncontrolling interest.

The Company’s interest in Empire State Building, Inc. is classified as a noncontrolling interest in the accompanying consolidated financial statements.

Reclassifications—For purposes of comparison, certain items shown in the 2011 consolidated financial statements have been reclassified to conform with the presentation used for 2012.

Variable interest entities—Under FASB ASC 810, “Consolidation,” when a reporting entity (ESB) is the primary beneficiary of an entity that is a variable interest entity as defined in FASB ASC 810, the variable interest entity must be consolidated into the financial statements of the reporting entity. The determination of the primary beneficiary of a VIE is based on a qualitative rather than a quantitative analysis. An entity is required to consolidate a VIE if it has (i) the power to direct the activities that most significantly impact the entity’s economic performance and (ii) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could be significant to the VIE.

EMPIRE STATE BUILDING COMPANY L.L.C. AND AFFILIATES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

On January 1, 2011, ESB deconsolidated the Joint Venture as a result of the expiration of the 2010 Lease. As of December 31, 2012, ESB continued to report an estimated $762,000 income tax liability relating to uncertain tax positions of Inc. as ESB is responsible for such liability.

The deconsolidation of the Joint Venture had no impact on ESB’s consolidated balance sheets and statement of income as ESB owned 99% of the Joint Venture.

The aggregate assets, liabilities and deficit of Inc. as of December 31, 2012 were $4,574,414, $5,232,999 and $(658,585) respectively, and net income for the year ended December 31, 2012 consisted of an income tax benefit of $1,148,000. The liabilities of Inc. consist of $762,000 of income tax liability and approximately $4,470,000 of intercompany payable due to ESB, which eliminates in consolidation. The aggregate assets, liabilities and deficit of Inc. as of December 31, 2011 were $4,574,414, $6,380,999 and $(1,806,585), respectively, and net income for the year ended December 31, 2011 consisted of an income tax benefit of $1,200,000. The liabilities of Inc. consist of $1,910,000 of income tax liability and approximately $4,470,000 of intercompany payable due to ESB, which eliminates in consolidation.

Revenue recognition:

Empire State Building Company L.L.C.—Minimum rental revenue is recognized on a straight-line basis over the terms of the subleases. The excess of rents so recognized over amounts contractually due pursuant to the underlying subleases is included in unbilled rents receivable on the accompanying balance sheets. Leases generally contain provisions under which tenants reimburse the Company for a portion of property operating expenses, real estate taxes and other recoverable costs. Receivables for escalation and expense reimbursements are accrued in the period to which they relate. Rental payments received before they are recognized as income are recorded as deferred income.

EMPIRE STATE BUILDING COMPANY L.L.C. AND AFFILIATES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ESB provides an estimated allowance for uncollectible rent and loans receivable based upon an analysis of tenant and loan receivables and historical bad debts, tenant concentrations, tenant credit worthiness, tenant security deposits (including letters of credit and lease guarantees provided by the tenant), current economic trends and changes in tenant payment terms. Rent receivable is shown net of an estimated allowance for doubtful accounts of $1,359,000 at December 31, 2012 ($1,455,000 at December 31, 2011). Unbilled rent receivable is shown net of an estimated allowance for doubtful accounts of $830,000 at December 31, 2012 ($710,000 at December 31, 2011).

Empire State Realty Observatory TRS, LLC and Empire State Building, Inc.—Revenues from the sale of Observatory tickets are recognized upon admission or ticket expiration. Deferred income related to unused and unexpired tickets as of December 31, 2012 and 2011 was approximately $3,200,000 and $3,400,000, respectively.

Empire State Realty Observatory TRS, LLC provides an estimated allowance for uncollectible accounts receivable based upon an analysis of accounts receivable and historical bad debts, customer credit worthiness, current economic trends and changes in payment terms. Management believes no allowance is necessary for outstanding accounts receivable balances at December 31, 2012 and 2011.

Cash and cash equivalents—The Company considers highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

At times the Company has demand and other deposits with a bank in excess of federally insured limits. The possibility of loss exists if the bank holding uninsured deposits were to fail.

Property—The Company reviews real estate assets for impairment whenever events or changes in circumstances indicate the carrying amount of assets to be held and used may not be recoverable. Impairment losses are recognized when the estimated undiscounted cash flows expected to be generated by those assets are less than the assets’ carrying amount. Impaired assets are recorded at their estimated fair value calculated based on the discounted cash flows expected to be generated by the asset. No impairment loss has been recorded for the years ended December 31, 2012 and 2011.

Depreciation and amortization—Depreciation is computed by the straight-line method over the estimated useful lives of forty years for the leasehold improvements and seven years for equipment. The leasehold is being depreciated by the straight-line method over the term of the sublease. Subtenant improvements, leasing commissions and leasing costs are amortized by the straight-line method over the terms of the related tenant leases.

EMPIRE STATE BUILDING COMPANY L.L.C. AND AFFILIATES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Repairs and maintenance are charged to expense as incurred. Expenditures which increase the useful lives of the assets are capitalized.

Sales tax—Sales tax collected by ESB from tenants for sub-metered electricity is presented in the financial statements on a gross basis and, accordingly, included in revenue and expenses. Observatory admission ticket sales are reported net of sales tax and, accordingly, excluded from revenue and expenses.

Income taxes—ESB and Empire State Realty Observatory TRS, LLC are not subject to federal and state income taxes and, accordingly, make no provision for federal and state income taxes in the accompanying financial statements. ESB’s rental operations are not subject to local income taxes. ESB’s taxable income or loss (which includes the income or loss of the Captive) is reportable by its members.

Inc. has elected to be taxed under the Subchapter S provisions of the Internal Revenue Code and applicable New York State income tax law effective January 1, 1971. Accordingly, the Company has not provided for federal or state income taxes since all income is passed through directly to the stockholders for the years ended December 31, 2012 and 2011. ESB and Empire State Realty Observatory TRS, LLC are subject to New York City Unincorporated Business tax which totaled approximately $196,000 and $177,000 for the years ended December 31, 2012 and 2011, respectively. ESB 102 Corporation is subject to federal, New York State and New York City corporation tax, which totaled approximately $12,000 and $11,000 for the years ended December 31, 2012 and 2011, respectively.

The Company follows the provisions pertaining to uncertain tax positions of FASB ASC 740, “Income Taxes,” which provides a financial statement recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return. Under FASB ASC 740 the tax benefit from an uncertain tax position may only be recognized if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. Among other matters, FASB ASC 740 also provides guidance on accounting for interest and penalties associated with tax positions. As of December 31, 2012, the Company has recorded a liability of $762,000 for uncertain tax positions, which is included in accounts payable and accrued liabilities on the Company’s consolidated balance sheet (including $262,000 of accrued interest and penalty). During the years ended December 31, 2012 and 2011, the Company recorded a tax benefit of $1,148,000 and $1,200,000 (inclusive of reductions in interest and penalties of $358,000 and $330,000) as a component of Observatory Income, net on the accompanying consolidated statements of income. The liability is based on amounts of possible outcomes, using facts, circumstances and information available at the reporting date. Interest and penalties are included as a component of income tax benefit on the accompanying consolidated statements of income.

EMPIRE STATE BUILDING COMPANY L.L.C. AND AFFILIATES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Taxable years ended December 31, 2009, 2010 and 2011 are subject to IRS and other jurisdictions tax examinations.

Advertising—The Company expenses advertising costs as incurred. The Company incurred advertising costs of $4,902,995 and $4,703,117, respectively (inclusive of $2,578,299 and $2,589,864, respectively, incurred by Empire State Realty Observatory TRS, LLC), for the years ended December 31, 2012 and 2011.

Environmental costs—The Property contains asbestos. The asbestos is appropriately contained, in accordance with current environmental regulations. As certain demolition of the space occurs, environmental regulations are in place, which specify the manner in which the asbestos must be handled and disposed. Because the obligation to remove the asbestos has an indeterminable settlement date, the Company is unable to reasonably estimate the fair value of this obligation. Asbestos abatement costs are charged to expense as incurred.

Estimates—The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Actual results could differ from those estimates. The Company regards the allowance for uncollectible rents (including unbilled rent receivable) as being particularly sensitive. Further, when tenants experience financial difficulties, uncertainties associated with assessing the recoverability of subtenant improvements and leasing commissions increase.

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

EMPIRE STATE BUILDING COMPANY L.L.C. AND AFFILIATES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

New accounting pronouncements—In May 2011, the FASB issued ASU 2011-04, Fair Value Measurements (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP. This ASU provides guidance setting forth additional requirements relating to disclosures about fair value. In accordance with the guidance the Company requires additional disclosures, including: (i) quantitative information about unobservable inputs used, a description of the valuation processes used, and a qualitative discussion about the sensitivity of the measurements to changes in the unobservable inputs, for Level 3 fair value measurements; (ii) fair value of financial instruments not measured at fair value but for which disclosure of fair value is required, based on their levels in the fair value hierarchy; and (iii) transfers between Level 1 and Level 2 of the fair value hierarchy. For nonpublic companies this ASC is effective for annual periods beginning on or after December 15, 2011. The adoption of this update on January 1, 2012 did not have a material impact on our consolidated financial statements.

In September 2011, the FASB issued ASU 2011-9, Compensation-Retirement Benefits-Multiemployer Plans (Subtopic 715-80): Disclosures about an Employer’s Participation in a Multiemployer Plan. The ASU requires substantially more disclosures regarding the multiemployer plan the Company participates in, the nature of the Company’s commitment to the plan and other disclosures. The current recognition and measurement guidance is unchanged. For nonpublic companies this ASU is effective for annual periods for fiscal years ending after December 15, 2012.

3.	Members’ Equity	Profits, losses and distributions are allocated to the members pursuant to the Company’s Operating Agreement.

The Company must maintain minimum capital and surplus of $250,000 in accordance with Vermont captive insurance regulations.

EMPIRE STATE BUILDING COMPANY L.L.C. AND AFFILIATES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	Deferred Charges	Deferred charges consist of the following as of :

	December 31, 2012	December 31, 2011
Leasing commissions	$22,617,759	$20,315,761
Leasing costs and other deferred costs	1,002,978	872,891

	23,620,737	21,188,652
Less accumulated amortization	9,210,179	8,796,389

Total	$14,410,558	$12,392,263

5.	Loans Receivable	During 2010, the Company entered into lease modification agreements with two tenants which had rent receivable balances in arrears totaling $1,399,909. Interest income is recognized using the effective interest method and recognized on the accrual basis. As of December 31, 2012, loans receivable consist of the following:

Date of Loan	Outstanding Principal Balance	Interest Rate	Maturity
February 28, 2010	$935,356	LIBOR (*) + 3.5%	December 1, 2024
December 28, 2010	180,000	Prime (**) + 3.0%	December 1, 2015

	$1,115,356

(*)	0.3095% (three month LIBOR) at December 31, 2012.
(**)	3.25% at December 31, 2012.

Future principal payments due are as follows:

2013	$123,000
2014	125,000
2015	128,000
2016	70,000
2017	73,000
Thereafter	596,356

$1,115,356

6.	Related Party Transactions	ESB (the “Lessee”) entered into a lease agreement with Empire State Building Associates L.L.C. (the “Lessor”) which was set to expire on January 4, 2013. On February 11, 2010, the Company exercised the remaining lease renewal options for the period January 4, 2013 to January 4, 2076. The lease provides for an annual basic minimum rent equal to $6,018,750 through January 4, 2013; thereafter, the annual basic minimum rent is equal to $5,895,625.

EMPIRE STATE BUILDING COMPANY L.L.C. AND AFFILIATES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In accordance with the 3rd lease modification dated as of July 26, 2011, the minimum basic rent described above has been increased to cover debt service on the outstanding principal balance (in an amount not to exceed $159,000,000 without the Lessee’s consent) in excess of $60,500,000 on the Lessor’s $300,000,000 new mortgage Loan obtained July 26, 2011 (the “Loan”), of which $159,000,000 has been advanced as of December 31, 2011. Provided no event of default has occurred, and subject to other conditions, upon Lessor’s request, HSBC has also agreed to source further additional commitments aggregating up to $200,000,000 in the sole discretion of the lenders. Any further advances under the Loan are subject to the consent of Lessee.

On July 26, 2011, the Lessor closed on a new mortgage loan with HSBC Bank USA and other participating banks (the “Lenders”) with an initial advance of $159,000,000 to be used to pay and discharge all existing mortgage loans secured by the Property, to fund operations and working capital requirements relating to the Property (including for improvements) and certain other general purposes. Subject to the conditions set forth in the Loan agreement, the Lenders may provide the Lessor with additional advances of up to $76,000,000 and use commercially reasonable efforts to arrange for additional commitments from other financial institutions in an aggregate amount equal to $65,000,000. On November 2, 2011 the Loan was amended to increase the loan amount to $300,000,000. An additional $30,000,000 was drawn on the Loan on April 5, 2012 bringing the total amount advanced to $189,000,000. Under the fourth modification of the sublease dated as of April 5, 2012, the Company agreed to an increase in basic rent to cover the debt service on such $30,000,000 draw. An additional $30,000,000 was drawn on the Loan on July 9, 2012 bringing the total amount advanced to $219,000,000. Under the fifth modification of the sublease dated as of July 9, 2012, the Company agreed to an increase in basic rent to cover the debt service on such $30,000,000 draw. The Lessor must also maintain a debt yield as specified in the Loan. Subject to the terms and conditions of the Loan, the outstanding principal amount of the loan shall bear interest at a rate equal to 2.5% per annum above 30-day LIBOR, unless such rate is not available, in which event the Loan would bear interest at 2.5% per annum in excess of (i) HSBC’s prime rate or (ii) the BBA LIBOR Daily Floating Rate. The aggregate rate was 2.71% at December 31, 2012. The Lessor is obligated to repay the outstanding amount of the Loan plus accrued and unpaid interest and all other amounts due under the Loan and related documents on July 26, 2014, which the Lessor may extend to July 26, 2015 and thereafter to July 26, 2016, in each case, subject to an extension fee of 0.25% of the total availability under the Loan at the time of such extension. Such extensions are subject to customary conditions, including the maintenance of a certain loan-to-value ratio and debt yield and the absence of an event of default. The Lessor incurred a prepayment penalty of approximately $2,400,000 in connection with the repayment of the old notes. On October 11, 2012 the Secured Term Loan was amended to increase the Lenders’ respective commitments from an aggregate of $300,000,000 to an aggregate of $500,000,000 and provides that a condition for any advance in respect of such increased amount (in addition to the other conditions in the loan agreement) is the delivery of an updated appraisal to the effect that the Loan-To-Value Ratio (as defined in the loan agreement) does not then exceed 50%. Upon execution of the amendment, Registrant paid the Lenders a facility fee of 0.75% of such increase ($1,500,000) and an arrangement fee of 0.25% of such increase ($500,000).

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

In connection with the July 2011 refinancing of Lessor’s mortgage loans with the new $159,000,000 mortgage, approximately $58,000,000 became available to fund property improvements and tenanting costs allowing reimbursement to the Company subsequent to June 30, 2011 of approximately $34,000,000 it had incurred and recorded on its financial statements during the first six months of 2011 for fixed asset additions of $24,400,000 and deferred leasing costs of $9,600,000. The foregoing was effected in the third quarter of 2011 and resulted in 1) Company’s removal of such asset additions and Lessor’s recording of same on its financial statements, and 2) Company’s accrual of overage rent payable to the Lessor equal to approximately 50% thereof. Through December 31, 2012, the Company has incurred approximately $121,390,000 for improvements and tenanting costs.

In accordance with the 2nd lease modification dated as of February 25, 2009, the minimum basic rent described above was increased to cover debt service on the Lessor’s $31,500,000 second mortgage loan obtained on February 25, 2009 that was repaid on July 26, 2011 with the proceeds from the Loan described above. The basic rent was increased to cover debt service, which consisted of only interest during the period the second mortgage loan was outstanding and totaled $1,132,000 for the year ended December 31, 2011.

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

Beginning in 2008 when participants in the Lessor consented to a building improvements program (the “Program”), a program has been undertaken by the Company to maintain and enhance the Property, and its competitive position. Through December 31, 2012 the Company has incurred costs related to the Program of approximately $171,599,000 (which consisted of building improvements and tenant leasing costs of approximately $94,080,000 and $77,519,000, respectively), and the Lessor has incurred costs related to the Program of approximately $130,461,000 (which consisted of building improvements and tenant leasing costs of approximately $64,827,000 and $65,634,000, respectively). In addition, during the period from 2006-2008, the Company incurred building improvement costs of $15,684,000. The Company currently estimates that the total costs of all Program-related projects will be approximately $650,000,000 to $670,000,000. Lessor intends to seek additional financing to fund future Property improvements and tenanting costs.

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

The following is a schedule of future minimum rental payments as of December 31, 2012 assuming there are no additional principal drawdowns, the Loan continues to bear interest at the aggregate rate in effect as of December 31, 2012 and the Loan is repaid on its initial maturity date):

EMPIRE STATE BUILDING COMPANY L.L.C. AND AFFILIATES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2013	$10,250,000
2014	9,460,000
2015	5,900,000
2016	5,900,000
2017	5,900,000
Thereafter	342,010,000

$379,420,000

Due from Supervisor at December 31, 2012 and 2011 of $300,000 and $300,000, respectively, represents cash held on our behalf by the Supervisor.

Due to Lessor at December 31, 2012 of $11,913,872 represents advances made for building improvements made on its behalf. Due from Lessor at December 31, 2011 of $6,067,806 represents unpaid outlays for building improvements made on its behalf.

Distributions are paid from a cash account held by Malkin Holdings. That account is reflected on the balance sheet as “Due from Supervisor.”

Supervisory and other services are provided to the Company by its Supervisor, Malkin Holdings LLC (“Malkin Holdings”), a related party.

Beneficial interests in the Company are held directly or indirectly by one or more persons at Malkin Holdings and/or their family members.

Fees and payments to Malkin Holdings during the years ended December 31, 2012 and 2011, are as follows:

	2012		2011
Basic supervisory fees	$591,567		$583,368
Offering costs for work done by the employees of the Supervisor	1,064,025	*	983,027	*
Other fees and disbursements	335,717	*	660,318	*
Service fee on security deposit accounts	31,528		24,610

Total	$2,022,837		$2,251,323

*	Offering costs for work done by the employees of the Supervisor and other fees and disbursements are included within professional fees in the Consolidated Statements of Income.

For administration and investment of each tenant security deposit account, Malkin Holdings has earned since 1973 a service fee of 1% of the account balance, which fee totaled $31,528 and $24,610 for the years ended December 31, 2012 and 2011, respectively. As this service fee is deducted from interest otherwise payable to tenants, these financial statements show no related expense to the Company.

EMPIRE STATE BUILDING COMPANY L.L.C. AND AFFILIATES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Through December 31, 2012, the Company has been charged an aggregate of $16,297,266, $7,894,232 for the year ended December 31, 2012 included in acquisition fees and professional fees, of which $1,697,050 is included in accrued liabilities at December 31, 2012, to reimburse Malkin Holdings for services and third-party fees it had advanced in connection with a proposed consolidation of the Company, other public and private entities supervised by Malkin Holdings and Malkin Holdings and certain affiliated management companies into Empire State Realty Trust, Inc., a newly formed real estate investment trust (collectively the “Consolidation”) and the initial public offering of Class A common stock of Empire State Realty Trust, Inc. (the “IPO”). Prior to the fourth quarter of 2011, acquisition fees were capitalized. Beginning in the fourth quarter of 2011, the Company determined that such costs should be written off and charged to expense. Such fees are borne entirely by the Company and are not shared indirectly with the Lessor through Overage Rent deductions. If the Consolidation and IPO is completed, the Company will be reimbursed for all such costs from the proceeds of the IPO.

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

EMPIRE STATE BUILDING COMPANY L.L.C. AND AFFILIATES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.	Rental Income Under Operating Subleases	Future minimum rentals (including antenna license fees) assuming neither renewals nor extensions of leases which may expire during the periods, on noncancelable operating leases in effect as of December 31, 2012 are as follows:

2013	$100,470,000
2014	106,640,000
2015	103,650,000
2016	92,670,000
2017	89,380,000
Thereafter	565,910,000

$1,058,720,000

At December 31, 2012, two tenants, a consumer goods sourcing company and a fragrance company comprised approximately 48% of future minimum rental income. There were no other tenants which comprised over 10% of the future minimum rental income.

In connection with a lease entered into during 2008, the Company was required to escrow funds for the Company’s contribution for improvement work to be performed. These funds will be disbursed as the work is completed (as defined).

In March 2012, the Company concluded an agreement with New York City for a reduction in real estate taxes for the tax years 2002/2003 – 2011/2012 resulting in gross tax savings of approximately $16,900,000, of which approximately $12,400,000 was in the form of a refund and the balance through future tax reductions to be phased in through 2015/2016. For the year ended December 31, 2012, the Company recorded a real estate tax refund of $10,131,396 which is net of professional fees totaling $1,736,018 (including $867,505 paid to Malkin Holdings) and $510,337 of real estate tax escalation rent over-billings (resulting from the tax reduction) due to existing tenants.

8.	Leasing Agreements	The Company has engaged Newmark Knight Frank (“NKF”) as leasing agent for the non-retail space of the Property. For the years ended December 31, 2012 and 2011, NKF commissions capitalized by the Company totaled approximately $1,166,000 and $-0- respectively.

The Company has engaged CB Richard Ellis, Inc. (“CBRE”) as leasing agent for the retail space of the Property. There were no CBRE leasing commissions incurred for the years ended December 31, 2012 and 2011. For the years ended December 31, 2012 and 2011, CBRE commissions capitalized by the Company totaled $986,000 and $-0- respectively.

EMPIRE STATE BUILDING COMPANY L.L.C. AND AFFILIATES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.	Multiemployer Pension Plan	The Company contributes to a multiemployer defined benefit pension plan under the terms of collective-bargaining agreements that cover its union-represented employees. The risks of participating in the multiemployer plan are different from a single-employer plan in the following aspects:

•	Assets contributed to the multiemployer defined plan by one employer may be used to provide benefits to employees of other participating employers.

•	If a participating employer stops contributing to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers.

•

If the Company chooses to stop participating in its multiemployer plan, the Company may be required to pay the plan an amount based on the underfunded status of the plan, referred to as a withdrawal liability.

The union which has significant employees and costs is as follows:

32BJ

The Company participates in the Building Service 32BJ, or Union, Pension Plan and Health Plan. The Pension Plan is a multi-employer, non-contributory defined benefit pension plan that was established under the terms of collective bargaining agreements between the Service Employees International Union, Local 32BJ, the Realty Advisory Board on Labor Relations, Inc. and certain other employees. This Pension Plan is administered by a joint board of trustees consisting of union trustees and employer trustees and operates under employer identification number 13-1879376. The Pension Plan year runs from July 1 to June 30. Employers contribute to the Pension Plan at a fixed rate on behalf of each covered employee. Separate actuarial information regarding such pension plans is not made available to the contributing employers by the union administrators or trustees, since the plans do not maintain separate records for each reporting unit. However, on September 28, 2012 and 2011, the actuary certified that for the plan years beginning July 1, 2012 and 2011, respectively, the Pension Plan was in critical status under the Pension Protection Act of 2006. The Pension Plan trustees adopted a rehabilitation plan consistent with this requirement. No surcharges have been paid to the Pension Plan as of December 31, 2012. For the years ended December 31, 2012, and 2011, the Pension Plan received contributions from employers totaling approximately $212,741,000, and $201,266,000, respectively.

EMPIRE STATE BUILDING COMPANY L.L.C. AND AFFILIATES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Health Plan was established under the terms of collective bargaining agreements between the Union, the Realty Advisory Board on Labor Relations, Inc. and certain other employers. The Health Plan provides health and other benefits to eligible participants employed in the building service industry who are covered under collective bargaining agreements, or other written agreements, with the Union. The Health Plan is administered by a Board of Trustees with equal representation by the employers and the Union and operates under employer identification number 13-2928869. The Health Plan receives contributions in accordance with collective bargaining agreements or participation agreements. Generally, these agreements provide that the employers contribute to the Health Plan at a fixed rate on behalf of each covered employee. For the years ended December 31, 2012, and 2011, the Health Plan received contributions from employers totaling approximately $893,329,000 and $843,205,000, respectively.

Terms of Collective Bargaining Agreements

The most recent collective bargaining agreement for Local 32BJ commenced from January 1, 2012 through December 31, 2015 (prior agreement was from January 1, 2008 through December 31, 2011).

Contributions we made to the multiemployer plans for the years ended December 31, 2012 and 2011 are included in the table below:

	2012	2011
Benefit Plan
Pension plans (pension and annuity)*	$1,640,100	$1,526,796
Health plans**	4,106,861	3,735,727
Other***	114,964	162,554

Total plan contributions	$5,861,925	$5,425,077

*	Pension plans include $266,075 and $348,207 for the years ended December 31, 2012 and 2011, respectively, from multiemployer plans not discussed above.
**	Health plans include $638,509 and $475,484 for the years ended December 31, 2012 and 2011, respectively, from multiemployer plans not discussed above.
***	Other includes $20,969 and $15,602 for the years ended December 31, 2012 and 2011, respectively, from multiemployer plans not discussed above for union costs which were not itemized between pension and health plans.

EMPIRE STATE BUILDING COMPANY L.L.C. AND AFFILIATES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.	Pension Plan	The Company maintains a 401(k) defined contribution plan (the “Plan”) which covers substantially all employees of the Company who meet the eligibility requirements set forth in the Plan documents.

The Plan allows the Company to make discretionary employer contributions. There were no employer contributions for the years ended December 31, 2012 and 2011. The Plan may be terminated at the option of the Company.

11.	Fair Value of Financial Instruments	Cash and cash equivalents (including tenants security deposits and tenant improvement escrows), accounts receivable, rent receivable, due from Lessor, due from Supervisor, tenant security deposit payable, accounts payable and accrued liabilities, deferred income and overage rent due to Lessor are carried at amounts which reasonably approximate their fair values, due to the short maturities of the instruments. Loans receivable are carried at amounts which reasonably approximate their fair values at inception due to no known changes in the credit worthiness of the borrowers. Loans receivable are carried at amounts which reasonably approximate their fair values on the basis of estimated market interest rates for loans of comparable quality and maturity.

12.	Observatory Operations	The operations of the Empire State Building Observatory are summarized as follows:

	Year Ended December 31,
	2012	2011
Income:
Admissions	$83,738,541	$72,992,182
Ancillary income	581,272	295,442
Credit card and other sales fees	(1,178,254)	(1,116,105)

Total Income	83,141,559	72,171,519

Operating Expenses:
Payroll and related costs	15,683,395	15,620,010
Advertising	2,578,300	2,589,864
Commercial rent and other taxes	918,848	835,500
Repairs and maintenance	638,213	457,918
Professional fees	1,278,007	1,183,622
Administrative	658,041	522,311
Bad debts	101,783	—

Total Operating Expenses	21,856,587	21,209,225

*Operating Income	$61,284,972	$50,962,294
Income Tax Benefit	1,148,000	1,200,000

Income prior to income received directly by Empire State Building Company L.L.C.:	62,432,972	52,162,294
Revenue received directly by Empire State Building Company L.L.C.:
Observatory license fees	5,315,739	4,869,531
Photography income	2,741,518	2,590,487
Audio tour income	123,031	170,544
Other income	548,373	760,365

Observatory Income, net	$71,161,633	$60,553,221

*	Prior to rent paid and profit sharing to ESB which eliminates in consolidation.

EMPIRE STATE BUILDING COMPANY L.L.C. AND AFFILIATES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.	Litigation	The Company is a party to certain routine legal actions and complaints arising in the ordinary course of business. In the opinion of management, all such matters are adequately covered by insurance, or, if not so covered, are without merit or are of such kind or involve such amounts, that an unfavorable disposition would not have a material effect on the financial position of the Company.

(1) 1997 Arbitration/Litigation Proceeding

Malkin Holdings and Peter L. Malkin, a member in the Company, were engaged in a proceeding with Helmsley-Spear, Inc. commenced in 1997, concerning the management, leasing and supervision of the Property, in which Malkin Holdings and Mr. Malkin sought an order removing Helmsley-Spear. In this connection, certain costs for legal and professional fees and other expenses were paid by Malkin Holdings and Mr. Malkin. Malkin Holdings and Mr. Malkin have represented that such costs will be recovered only to the extent that (a) a competent tribunal authorizes payment by the Company or (b) an investor voluntarily agrees that his or her proportionate share be paid. Mr. Malkin has requested, or intends to request, such voluntary agreement from all investors, which may include renewing such request in the future for any investor who previously received such request and failed to confirm agreement at that time. Because any related payment has been, or will be, made only by consenting investors, the Company has not provided for the expense and related liability with respect to such costs in these consolidated financial statements and such consent has not been received at December 31, 2012.

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

EMPIRE STATE BUILDING COMPANY L.L.C. AND AFFILIATES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

EMPIRE STATE BUILDING COMPANY L.L.C. AND AFFILIATES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In March 2012, five putative class actions, or the Class Actions, were filed in New York State Supreme Court, New York County by Participants in Empire State Building Associates L.L.C. (“ESBA”) and several other entities supervised by the Supervisor (on March 1, 2012, March 7, 2012, March 12, 2012, March 14, 2012 and March 19, 2012). The plaintiffs assert claims against Malkin Holdings LLC, Malkin Properties, L.L.C., Malkin Properties of New York, L.L.C., Malkin Properties of Connecticut, Inc., Malkin Construction Corp., Anthony E. Malkin, Peter L. Malkin, the Helmsley estate, the operating partnership and the company for breach of fiduciary duty, unjust enrichment, and/or aiding and abetting breach of fiduciary duty. They allege, among other things, that the terms of the transaction and the process by which it was structured (including the valuation that was employed) are unfair to the participants, the consolidation provides excessive benefits to the Malkin Holdings group and the then-draft prospectus/consent solicitation filed with the SEC failed to make adequate disclosure to permit a fully informed decision about the proposed transaction. The complaints seek money damages and injunctive relief preventing the proposed transaction. The actions were consolidated and co-lead plaintiffs’ counsel were appointed by the New York State Supreme Court by order dated June 26, 2012. Furthermore, an underlying premise of the Class Actions, as noted in discussions among plaintiffs’ counsel and defendants’ counsel, was that the consolidation had been structured in such a manner that would cause the subject LLC participants immediately to incur substantial tax liabilities.

EMPIRE STATE BUILDING COMPANY L.L.C. AND AFFILIATES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The parties entered into a Stipulation of Settlement dated September 28, 2012, resolving the Class Actions. The Stipulation of Settlement recites that the consolidation was approved by overwhelming consent of the participants in the private entities. The Stipulation of Settlement states that counsel for the plaintiff class satisfied themselves that they have received adequate access to relevant information, including the independent valuer’s valuation process and methodology, that the disclosures in the Registration Statement on Form S-4, as amended, are appropriate, that the transaction presents potential benefits, including the opportunity for liquidity and capital appreciation, that merit the participants’ serious consideration and that each of named class representatives intends to support the transaction as modified. The Stipulation of Settlement further states that counsel for the plaintiff class are satisfied that the claims regarding tax implications, enhanced disclosures, appraisals and exchange values of the properties that would be consolidated into the company, and the interests of the participants in the subject LLCs and the private entities, have been addressed adequately, and they have concluded that the settlement pursuant to the Stipulation of Settlement and opportunity to consider the proposed transaction on the basis of revised consent solicitations are fair, reasonable, adequate and in the best interests of the plaintiff class.

The defendants in the Stipulation of Settlement denied that they committed any violation of law or breached any of their duties and did not admit that they had any liability to the plaintiffs.

EMPIRE STATE BUILDING COMPANY L.L.C. AND AFFILIATES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The terms of the settlement include, among other things (i) a payment of $55 million, with a minimum of 80% in cash and maximum of 20% in freely-tradable shares of common stock and/or freely-tradable operating partnership units (all of which will be paid by the Malkin Holdings group (provided that no member of the Malkin Holdings group that would become a direct or indirect subsidiary of the company in the consolidation will have any liability for such payment) and the Helmsley estate and certain participants in the private entities who agree to contribute) to be distributed, after reimbursement of plaintiffs’ counsel’s court-approved expenses and payment of plaintiffs’ counsel’s court-approved attorneys’ fees and, in the case of shares of common stock and/or operating partnership units, after the termination of specified lock-up periods, to participants in the subject LLCs and the private entities pursuant to a plan of allocation to be prepared by counsel for plaintiffs; (ii) defendants’ agreement that (a) the IPO will be on the basis of a firm commitment underwriting; (b) if, during the solicitation period, any of the three subject LLC’s percentage of total exchange value is lower than what is stated in the final prospectus/consent solicitation by 10% or more, such decrease will be promptly disclosed by defendants to investors in the subject LLCs; and (c) unless total gross proceeds of $600,000,000 are raised in the IPO, defendants will not proceed with the transaction without further approval of the subject LLCs; and (iii) defendants’ agreement to make additional disclosures in the prospectus/consent solicitation regarding certain matters (which are included therein). Defendants have also acknowledged the work of plaintiffs and their counsel was a material factor in defendants’ implementation of the change in the consolidation that, as originally proposed, would have required the exchange of participation interests for Class A common stock, which are taxable on receipt, and that now permits participants instead to elect to receive operating partnership units and Class B common stock, which permit tax deferral. Participants in the subject LLCs and private entities will not be required to bear any portion of the settlement payment. The payment in settlement of the Class Actions will be made by the Helmsley estate and the Malkin Holdings group (provided that no member of the Malkin Holdings group that would become a direct or indirect subsidiary of the company in the consolidation will have any liability for such payment) and certain participants in the private entities who agree to contribute. The company and the operating partnership will not bear any of the settlement payment.

The settlement further provides for the certification of a class of participants in the three subject LLCs and all of the private entities, other than defendants and other related persons and entities, and a release of any claims of the members of the class against defendants and related persons and entities, as well as underwriters and other advisors. The release in the settlement excludes certain claims, including but not limited to, claims arising from or related to any supplement to the Registration Statement on Form S-4 that is declared effective to which the plaintiffs’ counsel objects in writing, which objection will not be unreasonably made or delayed, so long as plaintiffs’ counsel has had adequate opportunity to review such supplement. Members of the putative class have the right to opt out of the monetary portion of the settlement, but not the portion providing for equitable relief. The settlement is subject to court approval. It is not effective until such court approval is final, including the resolution of any appeal. Defendants continue to deny any wrongdoing or liability in connection with the allegations in the Class Actions.

On January 18, 2013, the parties jointly moved for preliminary approval of such settlement, for permission to send notice of the settlement to the class, and for the scheduling of a final settlement hearing (collectively, “preliminary approval”).

EMPIRE STATE BUILDING COMPANY L.L.C. AND AFFILIATES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On January 28, 2013, six participants in ESBA filed an objection to preliminary approval, and cross-moved to intervene in the action and for permission to file a separate complaint on behalf of ESBA participants. On February 21, 2013 the court denied the cross motion of such objecting participants, and the court denied permission for such objecting participants to file a separate complaint as part of the class action, other than permission to join the case by separate counsel solely for the purpose of supporting the allegation of the objecting participants that the buyout will deprive non-consenting participants in Empire State Building Associates L.L.C. of “fair value” in violation of the New York Limited Liability Company Law. The court rejected the objecting participants’ assertion that preliminary approval be denied and granted preliminary approval of the settlement.

The court has scheduled a hearing on a motion for final approval of the settlement for May 2, 2013.

14.	Subsequent Events	Overage Rent of $24,199,368 was paid to Associates, $2,000,000 on January 11, 2013 and $22,199,368 on March 4, 2013. On March 8, 2013, out of such Overage Rent, $13,254,000 was distributed to the Participants in Associates and $846,000 was paid to Malkin Holdings, representing the balance of its additional payment for 2012.

An additional $50,000,000 was drawn on the Secured Term Loan on February 26, 2013 bringing the total amount advanced to $269,000,000.

The Company has evaluated events and transactions for potential recognition or disclosure through March 28, 2013 the date the financial statements were available to be issued.