Form 10-Q
period 2013-03-31
EMPIRE STATE BUILDING ASSOCIATES L.L.C.
filed 2013-05-13
CIK 32776

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Indicate by check mark whether Registrant is a shell company (as defined in Rule 12b-2 of the Act)    Yes  ☐    No  ☒.

Indicate by check mark whether Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☐	Smaller Reporting Company	☒

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

Empire State Building Associates L.L.C.

(A Limited Liability Company)

Condensed Consolidated Balance Sheets

	March 31, 2013	December 31, 2012
	(Unaudited)
Assets
Real Estate:
Building:
Empire State Building, 350 Fifth Avenue, New York, N.Y.	$38,933,801	$38,933,801
Less: Accumulated depreciation	(10,940,398)	(10,690,833)

	27,993,403	28,242,968

Building improvements	49,761,834	45,641,988
Less: Accumulated depreciation	(2,070,577)	(1,731,973)

	47,691,257	43,910,015

Building improvements in progress	20,807,639	19,184,883

Tenant Improvements	54,774,960	43,703,979
Less: Accumulated depreciation	(8,812,839)	(6,985,055)

	45,962,121	36,718,924

Land	21,550,588	21,550,588

Total real estate, net	164,005,008	149,607,378
Cash and cash equivalents	57,129,505	4,359,664
Restricted cash	821,555	708,794
Due from Supervisor, a related party	324,111	324,111
Additional rent due from Sublessee, a related party	—	24,199,368
Other receivables	7,131	491,572
Due from Sublessee, a related party	8,857,023	15,174,264
Deferred costs	12,942,774	12,403,174
Other assets	8,720	61,042
Leasing costs, less accumulated amortization of $2,288,259 in 2013 and $1,928,113 in 2012	20,153,658	20,001,542
Mortgage financing costs, less accumulated amortization of $5,634,419 in 2013 and $4,375,168 in 2012	7,848,748	7,369,210

Total assets	$272,098,233	$234,700,119

Empire State Building Associates L.L.C.

(A Limited Liability Company)

Condensed Consolidated Balance Sheets

	March 31, 2013	December 31, 2012
	(Unaudited)
Liabilities and members’ equity (deficiency)
Liabilities:
Mortgage payable	$269,000,000	$219,000,000
Accrued mortgage interest	798,852	686,092
Due to Sublessee, a related party	9,950,347	3,146,689
Accrued supervisory fees, to a related party	—	846,000
Accrued expenses	26,859	26,859
Due to Supervisor, a related party	3,037,824	2,193,548

Total liabilities	282,813,882	225,899,188
Commitments and contingencies	—	—
Members’ equity (deficiency) (at March 31, 2013 and December 31, 2012, there were 3,300 units (at $10,000 per unit) of participation units outstanding)	(10,715,649)	8,800,931

Total liabilities and members’ equity (deficiency)	$272,098,233	$234,700,119

See notes to condensed consolidated financial statements.

Empire State Building Associates L.L.C.

(A Limited Liability Company)

Condensed Consolidated Statements of Operations

	For the Three Months Ended March 31,
	2013	2012
	(Unaudited)	(Unaudited)
Revenue:
Rent income, from a related party	$2,845,357	$2,291,479
Interest and other income	571	526

Total revenue	2,845,928	2,292,005

Expenses:
Interest on mortgage	3,040,964	1,827,679
Supervisory services, to a related party	205,326	202,681
Depreciation of building and tenant improvements	2,415,953	1,549,170
Amortization of leasing costs	360,146	268,442
Formation transaction expenses	760,802	122,133
Professional fees, including amounts paid to a related party	1,296,137	221,526
Other	56,847	17,347

Total expenses	8,136,175	4,208,978

Net loss	$(5,290,247)	$(1,916,973)

Loss per $10,000 participation unit, based on 3,300 participation units outstanding during the period	$(1,603.11)	$(580.90)

Distributions per $10,000 participation unit consisted of the following:
Income	$—	$—
Return of capital	4,311.01	5,550.10

Total distributions	$4,311.01	$5,550.10

See notes to condensed consolidated financial statements.

Empire State Building Associates L.L.C.

(A Limited Liability Company)

Condensed Consolidated Statements of Members’ Equity (Deficiency)

	For the Three Months Ended March 31, 2013	For the Year Ended December 31, 2012
	(Unaudited)
Members’ equity (deficiency)
January 1, 2013	$8,800,931
January 1, 2012		$19,447,874
Add net income (loss):
January 1, 2013 through March 31, 2013	(5,290,247)
January 1, 2012 through December 31, 2012		10,585,390

	3,510,684	30,033,264

Less distributions:
January 1, 2013 through March 31, 2013	972,333
January 1, 2012 through December 31, 2012		3,889,333
Additional distribution March 8, 2013	13,254,000
Additional distribution March 8, 2012		17,343,000

Total distributions	14,226,333	21,232,333

Members’ equity (deficiency) at the end of the period	$(10,715,649)	$8,800,931

See notes to condensed consolidated financial statements.

Empire State Building Associates L.L.C.

(A Limited Liability Company)

Condensed Consolidated Statements of Cash Flows

	For the Three Months Ended March 31, 2013	For the Three Months Ended March 31, 2012
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(5,290,247)	$(1,916,973)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation of building and tenant improvements	2,415,953	1,549,170
Amortization of mortgage financing costs	1,259,251	617,121
Amortization of leasing costs	360,146	268,442
Changes in operating assets and liabilities:
Restricted cash	(112,761)	(95,018)
Other receivables	484,441	84,894
Other assets	52,322	—
Overage rent due from/to Sublessee, a related party	24,199,368	28,780,449
Due from/to Sublessee	34,623	(6,904,702)
Leasing costs paid	(512,262)	(398,896)
Accrued mortgage interest	112,760	9,875
Due to Supervisor, a related party	838,794	(135,568)
Accrued supervisory fees, to a related party	(846,000)	(1,107,000)
Accrued expenses	—	(59,081)

Net cash provided by operating activities	22,996,388	20,692,713

Cash flows from investing activities:
Purchase of building and tenant improvements	(3,727,307)	(7,168,908)

Net cash used in investing activities	(3,727,307)	(7,168,908)

Cash flows from financing activities:
Proceeds from mortgage payable	50,000,000	—
Deferred costs	(534,118)	(1,549,486)
Financing costs	(1,738,789)	—
Distributions to Participants	(14,226,333)	(18,315,333)

Net cash provided by (used in) financing activities	33,500,760	(19,864,819)

Net increase in cash and cash equivalents	52,769,841	(6,341,014)
Cash and cash equivalents, beginning of period	4,359,664	23,236,067

Cash and cash equivalents, end of period	$57,129,505	$16,895,053

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,668,953	$1,200,683

Non-cash investing and financing activities:
Purchase of building and tenant improvements and improvements in progress included in Due to Sublessee, a related party	$9,950,347	$13,455,495
Deferred costs included in Due to Supervisor, a related party	$1,404,930	$580,854

See notes to condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements (unaudited)

Note A Interim Period Reporting

In the opinion of management, the accompanying unaudited condensed consolidated financial statements of Empire State Building Associates L.L.C. (“Registrant”) reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of Registrant as of March 31, 2013, its results of operations and cash flows for the three months ended March 31, 2013 and 2012. The condensed consolidated financial statements include the accounts of Registrant and its wholly-owned limited liability company, Empire State Land Associates L.L.C. All intercompany accounts and transactions have been eliminated in consolidation. Information included in the condensed balance sheet as of December 31, 2012 has been derived from the audited balance sheet included in Registrant’s Form 10-K for the year ended December 31, 2012 (the “10-K”) previously filed with the Securities and Exchange Commission (the “SEC”). Pursuant to rules and regulations of the SEC, certain information and disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted from these consolidated financial statements unless significant changes have taken place since the end of the most recent fiscal year. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto and the other information contained in the 10-K. The consolidated results of operations for the three months ended March 31, 2013 are not necessarily indicative of the results to be expected for any interim period or the full year.

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

Note C Purchase of Fee Title to The Empire State Building and Land Thereunder, Mortgage Debt, and Related Depreciation and Amortization

Through April 16, 2002, Registrant owned the tenant’s interest in a master operating leasehold of the building known as the Empire State Building (the “Building”), located at 350 Fifth Avenue, New York, New York. On April 17, 2002, Registrant acquired, through a wholly-owned limited liability company (Empire State Land Associates L.L.C.) the fee title to the Building, and the land thereunder (the “Land”) (together, the “Real Estate” or “Property”), at a price of $57,500,000, and obtained a $60,500,000 first mortgage with Capital One Bank to finance the acquisition and certain related costs.

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

On July 26, 2011, the lenders provided Registrant with an advance of $159,000,000 (of which $92,000,000 refinanced existing indebtedness). An additional $30,000,000 was drawn on April 5, 2012 (in accordance with the Fourth Modification of Sublease dated April 5, 2012 by and between Registrant and Sublessee), an additional $30,000,000 was drawn on July 9, 2012 (in accordance with the Fifth Modification of Sublease dated July 9, 2012 by and between Registrant and Sublessee) and an additional $50,000,000 was drawn on February 26, 2013 (in accordance with the Sixth Modification of Sublease dated February 26, 2013 by and between Registrant and Sublessee) bringing the total amount advanced through March 31, 2013 to $269,000,000. Based on the terms of the Secured Term Loan (as amended) and subject to the conditions set forth in the Secured Term Loan (as amended), additional advances of up to $231,000,000 were available under the Secured Term Loan after the $50,000,000 drawn on February 26, 2013. Any further advances under the Secured Term Loan are subject to the consent of the Sublessee.

Pursuant to the terms of the Secured Term Loan agreement, Registrant and Sublessee entered into an amendment dated July 26, 2011 to the Sublease (“Third Modification of Sublease”) pursuant to which (i) Sublessee consented to the advance of up to $159,000,000 under the Secured Term Loan and (ii) in accordance with the terms of the existing Sublease agreement (which terminates on January 4, 2076) between Sublessee and Registrant, the Basic Rent payable by Sublessee was increased by an amount equal to the debt service on the portion of the borrowing from the Secured Term Loan associated with improvements (excluding any principal payable upon maturity). In connection with additional advances aggregating $110,000,000, Registrant and Sublessee entered into a Fourth Modification of Sublease, a Fifth Modification of Sublease and a Sixth Modification of Sublease dated as of April 5, 2012, July 9, 2012 and February 26, 2013, respectively, under which the basic rent payable by Sublessee was further increased by an amount equal to the debt service on the aggregate additional advance of $110,000,000. The original Basic Rent payable by Sublessee is more than sufficient to pay the debt service on the portion of the borrowing associated with purchasing the fee position in 2002. The Sublessee and Empire State Realty Observatory TRS, LLC (formerly known as ESB Observatory LLC), a subsidiary of Sublessee, also entered into subordination agreements with the agent on behalf of the lenders pursuant to which the Sublease and the lease of the observatory were subordinated to the mortgage securing the Secured Term Loan. As a result, the Sublease and the observatory lease can be terminated in connection with a foreclosure by Secured Term Loan lenders.

Subject to the terms and conditions of the Secured Term Loan agreement, the outstanding principal amount of the Secured Term Loan shall bear interest at a rate equal to 2.5% per annum above 30-day LIBOR, unless such rate is not available, in which event the Secured Term Loan would bear interest at 2.5% per annum in excess of (i) HSBC’s prime rate or (ii) the BBA LIBOR Daily Floating Rate. The aggregate rate in accordance with the foregoing was 2.7% at March 31, 2013. In connection with this loan, Registrant issued promissory notes, a mortgage encumbering the Property in favor of the agent for the lenders, and other customary security and other loan documents. The maturity date of this loan is July 26, 2014, which Registrant may extend to July 26, 2015 and thereafter to July 26, 2016, in each case upon payment of an extension fee of 0.25% of the total availability under the Secured Term Loan agreement at the time of such extension. Such extensions are subject to customary conditions, including the satisfaction of certain loan-to-value and debt yield ratios and the absence of an event of default.

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

The estimated fair value of Registrant’s Secured Term Loan debt based on available market information is approximately $269,000,000 as of March 31, 2013. The fair value of borrowings is estimated by discounting the future cash flows using current interest rates at which similar borrowings could be made by Registrant.

Restricted cash at March 31, 2013 and December 31, 2012 represents funds in an account held at HSBC Bank pursuant to the terms of the Secured Term Loan, to be used for Registrant’s monthly loan interest obligation.

The Building and Building improvements are being depreciated on the straight-line basis over their estimated useful lives of 39 years. Tenant improvements are being depreciated and leasing commissions are being amortized over the remaining lease term or useful life, whichever is shorter. Mortgage financing costs relating to the Secured Term Loan, totaling $13,483,167, are being amortized ratably over the life of the loan. As the prior first and second mortgages relating to these loans were repaid on July 26, 2011, the remaining unamortized balance of applicable financing costs were written-off. The unamortized loan costs and the prepayment penalty on early repayment of such mortgages were included in interest expense.

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

In accordance with the second sublease modification dated February 25, 2009, Basic Rent described above had been increased to cover debt service on the $31,500,000 second mortgage that closed on February 25, 2009. In accordance with the third sublease modification dated July 26, 2011, Basic Rent was increased to cover debt service relating to the Secured Term Loan, refinancing that prepaid the first and second mortgages aggregating $92,000,000 (Note C), to the extent the Secured Term Loan debt exceeds the previous first mortgage of $60,500,000. In accordance with the fourth, fifth and sixth modifications of the Sublease, Basic Rent was further increased to cover debt service on additional advances aggregating $110,000,000 ($30,000,000 on each of April 5, 2012 and July 9, 2012 and $50,000,000 on February 26, 2013). Basic Rent increased by $553,878 for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012, representing an increase in debt service of $584,659, which consists only of interest on the balance of the Secured Term Loan in excess of $60,500,000, and a decrease in Basic Rent of $30,781.

Basic Rent will be increased to cover debt service on any refinancing of such debt so long as the aggregate amount refinanced does not exceed the then existing amount of debt plus refinancing costs.

Due to Sublessee, a related party of $9,950,347 and $3,146,689 at March 31, 2013 and December 31, 2012, respectively, represents the payable to Sublessee for building and tenant improvements and leasing costs. Due from Sublessee, a related party, of $8,857,023 and $15,174,264 at March 31, 2013 and December 31, 2012, respectively, represents funds held in escrow by Sublessee for tenant improvements and includes Basic Rent due from the Sublessee.

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

On March 8, 2013, registrant made an additional distribution to participants of $13,254,000 ($4,016 for each $10,000 Participation), representing Overage Rent of $24,199,368 for the year ended December 31, 2012, less (i ) $10,094,843, mainly for fees relating to the proposed consolidation and IPO and for the increase in the supervisory fee to Supervisor, accounting fees, set-aside for a portion of interest expense and general contingencies, (ii) annual New York State filing fees of $4,525, and (iii) the Additional Payment (as defined in Note E below) to supervisor of $846,000 (representing the Additional Payment of $905,417 less $59,417 previously paid). See Notes C and D to the condensed consolidated financial statements herein.

Sublessee is a New York limited liability company in which Peter L. Malkin is a member and entities for Peter L. Malkin’s family members are beneficial owners.

The Supervisor of the Registrant is in the process of soliciting consents of Participants in the Registrant and other public limited liability companies supervised by the Supervisor to a proposed consolidation of Registrant, other public and private entities supervised by the Supervisor and the Supervisor and certain affiliated management companies into Empire State Realty Trust, Inc. (collectively the “Consolidation”) and the initial public offering of Class A common stock of Empire State Realty Trust, Inc. (the “IPO”) pursuant to a prospectus/consent solicitation statement included in a registration statement on Form S-4 declared effective by the SEC. In the proposed transaction, (x) the property interests of the Registrant, such other public limited liability companies and certain private entities supervised by the Supervisor, and (y) the Supervisor and certain affiliated management companies would be contributed to the operating partnership of Empire State Realty Trust, Inc., a newly organized real estate investment trust.

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

Registrant pays Supervisor an additional payment (“Additional Payment”) equal to 6% of distributions to Participants in Registrant in excess of 9% per annum on their remaining cash investment in Registrant (which remaining cash investment at March 31, 2013 was equal to the Participants’ original cash investment of $33,000,000). For tax purposes, any Additional Payment is recognized as a profits interest and the Supervisor is treated as a partner, all without modifying each Participant’s distributive share of reportable income and cash distributions.

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

Registrant pays Supervisor for other services at hourly rates. Pursuant to the fee arrangements described herein, Registrant incurred supervisory fees of $190,472 and $187,827 for the three month periods ended March 31, 2013 and 2012, respectively, plus additional fees totaling $14,854 in each period representing 6% of the annual rent and debt service reductions from which Registrant has benefited. No remuneration was paid during the three-month periods ended March 31, 2013 and 2012 by Registrant to any of the Members. Accrued supervisory fees were $0 and $846,000 at March 31, 2013 and December 31, 2012, respectively. Included in professional fees are amounts to a related party of $314,821 and $195,980 for the three months ended March 31, 2013 and 2012, respectively.

Distributions are paid from a cash account held by Supervisor. That account is included in the Condensed Consolidated Balance Sheets as “Due from Supervisor, a related party.” The funds of $324,111 at March 31, 2013 and December 31, 2012 were paid to Participants on April 1, 2013 and January 1, 2013, respectively.

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

Note F Subsequent Events

Except as disclosed in “Part II, Other Information, Item 1(b),” there have not been any events that have occurred that would require adjustments to or disclosure in this Quarterly Report on Form 10-Q.

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

Cash and cash equivalents, restricted cash, due from Supervisor, a related party, additional rent due from sublessee, a related party other receivables, due from Sublessee, a related party, accrued mortgage interest, due to Sublessee, a related party, accrued supervisory fees, a related party, accrued expenses, due to Supervisor, a related part,. The carrying amount of cash and cash equivalents, restricted cash, due from Supervisor, a related party, additional rent due from sublessee, a related party other receivables, due from Sublessee, a related party, accrued mortgage interest, due to Sublessee, a related party, accrued supervisory fees, a related party, accrued expenses, and due to Supervisor, a related party reported in the Registrant’s Condensed Consolidated Balance Sheets approximate fair value due to the short term maturity of these instruments.

Mortgages payable: The fair value of borrowings, as disclosed in Note D, is estimated by discounting the future cash flows using current interest rates at which similar borrowings could be made to the Registrant.

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

These levels form a hierarchy. The Registrant follows this hierarchy for its financial instruments measured at fair value on a recurring and nonrecurring basis and other required fair value disclosures. The classifications are based on the lowest level of input that is significant to the fair value measurement.

Fair Value of Financial Instruments

The following disclosures of estimated fair value were determined by management, using available market information and appropriate valuation methodologies as discussed in Fair Value Measurements. Considerable judgment is necessary to interpret market data and develop estimated fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts Registrant could realize on disposition of the financial instruments. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

The mortgages payable had an estimated fair value based on discounted cash flow models, based on Level 3 inputs, of approximately $269,000,000 compared to the book value of the related debt of $269,000,000 at March 31, 2013.

Disclosure about fair value of financial instruments is based on pertinent information available to the Registrant as of March 31, 2013. Although the Registrant is not aware of any factors that would significantly affect the reasonable fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and current estimates of fair value may differ significantly from the amounts presented herein.

Note H Offering Costs and Formation Transaction Expenses

In connection with the Consolidation and IPO the Registrant has incurred or will incur incremental accounting fees, legal fees and other professional fees. Such costs will be deferred and recorded as a reduction of proceeds of the Consolidation and IPO, or expensed if the Consolidation and IPO is not consummated. Certain costs associated with the Consolidation and IPO not directly attributable to the solicitation of consents and the IPO, but rather related to structuring the formation transaction, are expensed as incurred.

Through March 31, 2013, Registrant has incurred capitalized external offering costs of $12,942,774, of which the Registrant has incurred $539,600 and $1,043,600 for the three months ended March 31, 2013 and 2012, respectively. A total of $1,404,930 and $1,399,448 of these costs are in Due to Supervisor at March 31, 2013 and December 31, 2012, respectively. Additional offering costs for work done by employees of the Supervisor of $314,821 and $195,980 for the three months ended March 31, 2013 and 2012, respectively, were incurred and advanced by the Supervisor and have been or will be reimbursed to the Supervisor by the Registrant.

Correction of an Immaterial Error in the Financial Statements

The Registrant’s prior period financial results have been adjusted to reflect an immaterial correction which has no impact to the net change in cash reported on the statement of cash flows. During fiscal year 2012, the Registrant determined that certain costs related to the structuring of the consolidation transaction that were previously included in deferred offering costs should have been expensed in the periods incurred. The correction impacted the 2012, 2011 and 2010 periods and had accumulated to an amount of $1,939,427 as of March 31, 2012. Adhering to applicable guidance for accounting changes and error corrections, the Registrant concluded that the error was not material to any of the prior period financial statements. The correction resulted in immaterial changes to deferred costs and formation transaction expenses for the years ended December 31, 2011 and 2010, and for interim periods within those years and within 2012.

The Registrant applied the guidance for accounting changes and error corrections and revised the prior period financial statements presented. The following table presents the effect this correction had on our prior period reported financial statements. Additionally, financial information included elsewhere in this Form 10-Q that is impacted by the adjustment have been revised, as applicable.

	For the three months ended March 31, 2012
	As reported	Adjustment	As adjusted
Formation transaction expenses	$—	$122,133	$122,133
Net loss	(1,794,840)	(122,133)	(1,916,973)
Net cash provided by operating activities	20,814,846	(122,133)	20,692,713
Net cash (used in) financing activities	(19,986,952)	122,133	(19,864,819)
Net change in cash and cash equivalents	(6,341,014)	—	(6,341,014)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

During the three-month period ended March 31, 2013, Registrant made regular monthly distributions of $98.22 for each $10,000 Participation ($1,178.59 per annum for each $10,000 Participation). There are no restrictions on Registrant’s present or future ability to make distributions; however, the amount of such distributions, particularly distributions of Overage Rent, depends solely on Sublessee’s ability to make payments of Basic Rent and Overage Rent to Registrant. Registrant expects to make monthly distributions in the future so long as it receives the payments provided for under the Sublease.

On March 8, 2013, registrant made an additional distribution to participants of $13,254,000 ($4,016 for each $10,000 Participation), representing Overage Rent of $24,199,368 for the year ended December 31, 2012, less (i ) $10,094,843, mainly for fees relating to the proposed Consolidation and IPO and for the increase in the supervisory fee to Supervisor, accounting fees, interest expense and general contingencies, (ii) annual New York State filing fees of $4,525, and (iii) the Additional Payment to supervisor of $846,000 (representing the Additional Payment of $905,417 less $59,417 previously paid). See Notes C and D to the condensed consolidated financial statements herein.

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

Total revenues increased by $553,923 for the three-month period ended March 31, 2013 as compared with the corresponding period of the prior year primarily attributable to a net increase in Basic Rent income from the Sublessee of $553,878, consisting of an increase of $584,659 to cover the increase in debt service on the increased loan balance and a decrease in Basic Rent of $30,781 for the three-month period ended March 31, 2013 as compared with the corresponding period of the prior year.

Total expenses increased by $3,927,197 for the three-month period ended March 31, 2013 as compared with the corresponding period of the prior year attributable to: (i) a increase in interest on the mortgage of $1,213,285, consisting of $571,155 for an increase in interest expense and an increase of $642,130 for amortization of refinancing costs in connection with additional advances on the Secured Term Loan aggregating $110,000,000 since March 31, 2012, consisting of $30,000,000 on April 12, 2012, $30,000,000 on July 12, 2012 and $50,000,000 on February 26, 2013, (ii) an increase in depreciation of building and tenant improvements of $866,783 attributable to depreciation on improvements placed in service in 2012 and the first three months of 2013, (iii) an increase of $2,645 in supervisory fees, consisting of a cost-of-living increase, (iv) an increase in amortization of leasing costs of $91,704 attributable to amortization on leasing costs capitalized in 2012 and the first three months of 2013, (v) an increase in professional fees of $1,074,611 including (a) a net increase in fees to Malkin Holdings of $118,841 and legal and accounting fees for services rendered in connection with the Consolidation and IPO, (b) an increase in consulting fees for the design and implementation of a new accounting system, and (c) matters pertaining to the class action litigation (as described in Legal Proceedings), (vi) an increase in miscellaneous expenses of $39,500, mainly attributable to allocated officers and directors insurance which commenced in the second quarter of 2012, and (vii) an increase in formation transaction expenses of $638,669. The increase in formation transaction expenses is mainly attributable to the solicitation of consents from Participants in the Registrant and other public limited liability companies supervised by the Supervisor to the proposed Consolidation and IPO.

Liquidity, Capital Resources and Distributions

Registrant’s liquidity has decreased as of March 31, 2013, as compared with December 31, 2012 primarily attributable to (i) costs incurred in connection with the Consolidation and IPO, and (ii) commitments to the Sublessee for building improvements and tenanting costs. Adverse developments in economic, credit and investment markets over the last several years impaired general liquidity (although some improvement in such markets has arisen recently) and the developments may negatively impact Registrant and/or tenants at the Building. Any such impact should be ameliorated by the fact that (a) each of Registrant and its Sublessee has very low debt in relation to asset value, (b) the Building’s rental revenue is derived from a substantial number of tenants in diverse businesses with lease termination dates spread over numerous years.

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

On July 26, 2011, the lenders provided Registrant with an advance of $159,000,000 (of which $92,000,000 refinanced existing indebtedness). An additional $30,000,000 was drawn on April 5, 2012 (in accordance with the Fourth Modification of Sublease dated April 5, 2012 by and between Registrant and Sublessee), an additional $30,000,000 was drawn on July 9, 2012 (in accordance with the Fifth Modification of Sublease dated July 9, 2012 by and between Registrant and Sublessee) and an additional $50,000,000 was drawn on February 26, 2013 (in accordance with the Sixth Modification of Sublease dated February 26, 2013 by and between Registrant and Sublessee) bringing the total amount advanced through March 31, 2013 to $269,000,000. Based on the terms of the Secured Term Loan (as amended) and subject to the conditions set forth in the Secured Term Loan (as amended), additional advances of up to $231,000,000 were available under the Secured Term Loan after the $50,000,000 drawn on February 26, 2013. Any further advances under the Secured Term Loan are subject to the consent of the Sublessee.

Pursuant to the terms of the Secured Term Loan agreement, Registrant and Sublessee entered into an amendment dated July 26, 2011 to the Sublease (“Third Modification of Sublease”) pursuant to which (i) Sublessee consented to the advance of up to $159,000,000 under the Secured Term Loan and (ii) in accordance with the terms of the existing Sublease agreement (which terminates on January 4, 2076) between Sublessee and Registrant, the Basic Rent payable by Sublessee was increased by an amount equal to the debt service on the portion of the borrowing from the Secured Term Loan associated with improvements (excluding any principal payable upon maturity). In connection with additional advances aggregating $110,000,000, Registrant and Sublessee entered into a Fourth Modification of Sublease, a Fifth Modification of Sublease and a Sixth Modification of Sublease dated as of April 5, 2012, July 9, 2012 and February 26, 2013, respectively, under which the Basic Rent payable by Sublessee was further increased by an amount equal to the debt service on the aggregate additional advance of $110,000,000. The original Basic Rent payable by Sublessee is more than sufficient to pay the debt service on the portion of the borrowing associated with purchasing the fee position in 2002. The Sublessee and Empire State Realty Observatory TRS, LLC (formerly known as ESB Observatory LLC), a subsidiary of Sublessee, also entered into subordination agreements with the agent on behalf of the lenders pursuant to which the Sublease and the lease of the observatory were subordinated to the mortgage securing the Secured Term Loan. As a result, the Sublease and the observatory lease can be terminated in connection with a foreclosure by Secured Term Loan lenders.

Subject to the terms and conditions of the Secured Term Loan agreement, the outstanding principal amount of the Secured Term Loan shall bear interest at a rate equal to 2.5% per annum above 30-day LIBOR, unless such rate is not available, in which event the Secured Term Loan would bear interest at 2.5% per annum in excess of (i) HSBC’s prime rate or (ii) the BBA LIBOR Daily Floating Rate. The aggregate rate in accordance with the foregoing was 2.7% at March 31, 2013. In connection with this loan, Registrant issued promissory notes, a mortgage encumbering the Property in favor of the agent for the lenders, and other customary security and other loan documents. The maturity date of this loan is July 26, 2014, which Registrant may extend to July 26, 2015 and thereafter to July 26, 2016, in each case upon payment of an extension fee of 0.25% of the total availability under the Secured Term Loan agreement at the time of such extension. Such extensions are subject to customary conditions, including the satisfaction of certain loan-to-value and debt yield ratios and the absence of an event of default.

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

In connection with the July 2011 refinancing of the mortgage on the fee position of the Empire State Building with the Secured Term Loan, it is now intended that the Registrant generally to the extent of available financing will incur all capital improvement and tenanting costs commencing with expenditures incurred January 1, 2011 and thereafter. Registrant has incurred fixed asset additions of $16,813,583 and leasing costs of $512,262 during the three months ended March 31, 2013 and reimbursed Sublessee $4,239,569, resulting in a payable to Sublessee of $9,950,347 (including unpaid building improvements and tenant improvements) at March 31, 2013.

Since the Supervisor gained day-to-day management of the Empire State Building in August 2006, a total of approximately $180,300,000 has been invested through March 31, 2013 in connection with the restoration and renovation program at the Property. The Registrant currently estimates that between $150,000,000 and $190,000,000 of additional capital is needed to complete this renovation program, which the Registrant expects to be substantially complete by 2016. These estimates are based on the Supervisor’s current budgets (which do not include tenant improvement and leasing commission costs) and are subject to change. The Registrant’s renovation program at the Property has taken substantial time to design and implement due to many factors, including the overall scale of the program, the market timing of re-leasing upgraded spaces to existing and prospective tenants, the Registrant’s desire to minimize existing tenant disruptions, and the need to obtain consents of investors to complete financings.

Due to Sublessee at March 31, 2013 represents the payable to Sublessee for purchased building improvements and tenanting costs. The costs of the Program will be financed through a combination of borrowings and operating cash flow.

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

The Supervisor of the Registrant is in the process of soliciting consents of Participants in the Registrant and other public limited liability companies supervised by the Supervisor to the proposed Consolidation pursuant to a prospectus/consent solicitation statement included in a registration statement on Form S-4 declared effective by the SEC. In the proposed transaction, (x) the property interests of the Registrant, such other public limited liability companies and certain private entities supervised by the Supervisor, and (y) the Supervisor and certain affiliated management companies would be contributed to the operating partnership of Empire State Realty Trust, Inc.

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

Inflation

Registrant believes that there has been no material change in the impact of inflation on its operations since the filing of its report on Form 10-K for the year ended December 31, 2012. Inflationary trends in the economy do not directly affect Registrant’s operations since Registrant does not actively engage in the operation of the Property. Inflation may impact the operations of Sublessee. Sublessee is required to pay Basic Rent, regardless of the results of its operations. Inflation and other operating factors affect the amount of Overage Rent payable by Sublessee, which is based on Sublessee’s net operating profit.

Security Ownership

As of March 31, 2013, the Members of Registrant owned of record and beneficially an aggregate of $41,042 of Participations in Registrant, representing less than 0.124% of the currently outstanding Participations therein totaling $33,000,000.

As of March 31, 2013, certain of the Members of Registrant held additional Participations as follows:

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

(a) Evaluation of disclosure controls and procedures. The Supervisor after evaluating the effectiveness of Registrant’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of March 31, 2013, the end of the period covered by this report, has concluded that as of that date that Registrant’s disclosure controls and procedures were effective and designed to ensure that material information relating to Registrant would be made known to it by others within those entities on a timely basis.

(b) Changes in internal controls over financial reporting. There were no changes in Registrant’s internal controls over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, Registrant’s internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

The Property of Registrant was the subject of the following material litigation:

(a) Malkin Holdings and Peter L. Malkin, a member in Registrant, were engaged in a proceeding with Sublessee’s former managing agent, Helmsley-Spear, Inc. commenced in 1997, concerning the management, leasing and supervision of the Property that is subject to the Sublease to Sublessee. In this connection, certain costs for legal and professional fees and other expenses were paid by Malkin Holdings and Mr. Malkin. Malkin Holdings and Mr. Malkin have represented that such costs will be recovered only to the extent that (a) a competent tribunal authorizes payment or (b) an investor voluntarily agrees that his or her proportionate share be paid. On behalf of himself and Malkin Holdings, Mr. Malkin has requested, or intends to request, such voluntary agreement from all investors, which may include renewing such request in the future for any investor who previously received such request and failed to confirm agreement at that time. Because any related payment has been, or will be, made only by consenting investors, Registrant has not provided for the expense and related liability with respect to such costs in these financial statements.

An August 29, 2006 settlement agreement terminated Helmsley-Spear, Inc. as managing and leasing agent at the Property, subject to the supervision of Malkin Holdings LLC, as its supervisor, while engaging third party leasing agents, CB Richard Ellis for retail space since August 30, 2006 and Newmark Knight Frank for non-retail space since October 21, 2009.

(b) In March 2012, five putative class actions, or the Class Actions, were filed in New York State Supreme Court, New York County by Participants in Empire State Building Associates L.L.C. (“ESBA”) and several other entities supervised by the Supervisor (on March 1, 2012, March 7, 2012, March 12, 2012, March 14, 2012 and March 19, 2012). The plaintiffs assert claims against Malkin Holdings LLC, Malkin Properties, L.L.C., Malkin Properties of New York, L.L.C., Malkin Properties of Connecticut, Inc., Malkin Construction Corp., Anthony E. Malkin, Peter L. Malkin, the Estate of Leona M. Helmsley, Empire State Realty OP, L.P. and Empire State Realty Trust, Inc. for breach of fiduciary duty, unjust enrichment, and/or aiding and abetting breach of fiduciary duty. They allege, among other things, that the terms of the Consolidation and the process by which it was structured (including the valuation that was employed) are unfair to the participants in the existing entities, the Consolidation provides excessive benefits to Malkin Holdings and its affiliates and the then-draft prospectus/consent solicitation filed with the SEC failed to make adequate disclosure to permit a fully informed decision about the proposed Consolidation. The complaints seek money damages and injunctive relief preventing the proposed Consolidation. The actions were consolidated and co-lead plaintiffs’ counsel were appointed by the New York State Supreme Court by order dated June 26, 2012. Furthermore, an underlying premise of the Class Actions, as noted in discussions among plaintiffs’ counsel and defendants’ counsel, was that the Consolidation had been structured in such a manner that would cause participants in ESBA, 60 East 42nd St. Associates L.L.C. and 250 West 57th St. Associates L.L.C. (the “subject LLCs”) immediately to incur substantial tax liabilities.

The parties entered into a Stipulation of Settlement dated September 28, 2012, resolving the Class Actions. The Stipulation of Settlement recites that the Consolidation was approved by overwhelming consent of the participants in the private entities. The Stipulation of Settlement states that counsel for the plaintiff class satisfied themselves that they have received adequate access to relevant information, including the independent valuer’s valuation process and methodology, that the disclosures in the Registration Statement on Form S-4, as amended, are appropriate, that the transaction presents potential benefits, including the opportunity for liquidity and capital appreciation, that merit the participants’ serious consideration and that each of named class representatives intends to support the transaction as modified. The Stipulation of Settlement further states that counsel for the plaintiff class are satisfied that the claims regarding tax implications, enhanced disclosures, appraisals and exchange values of the properties that would be consolidated into Empire State Realty Trust, Inc., and the interests of the participants in the subject LLCs and the private entities, have been addressed adequately, and they have concluded that the settlement pursuant to the Stipulation of Settlement and opportunity to consider the proposed transaction on the basis of revised consent solicitations are fair, reasonable, adequate and in the best interests of the plaintiff class.

The defendants in the Stipulation of Settlement denied that they committed any violation of law or breached any of their duties and did not admit that they had any liability to the plaintiffs.

The terms of the settlement include, among other things (i) a payment of $55 million, with a minimum of 80% in cash and maximum of 20% in freely-tradable shares of common stock and/or freely-tradable operating partnership units (all of which will be paid by affiliates of Malkin Holdings (provided that none of Malkin Holdings and its affiliates that would become a direct or indirect subsidiary of Empire State Realty Trust, Inc. in the Consolidation will have any liability for such payment) and the Estate of Leona M. Helmsley and certain participants in the private entities who agree to contribute) to be distributed, after reimbursement of plaintiffs’ counsel’s court-approved expenses and payment of plaintiffs’ counsel’s court-approved attorneys’ fees and, in the case of shares of common stock and/or operating partnership units, after the termination of specified lock-up periods, to participants in the subject LLCs and the private entities pursuant to a plan of allocation to be prepared by counsel for plaintiffs; (ii) defendants’ agreement that (a) the IPO will be on the basis of a firm commitment underwriting; (b) if, during the solicitation period, any of the three subject LLC’s percentage of total exchange value is lower than what is stated in the final prospectus/consent solicitation by 10% or more, such decrease will be promptly disclosed by defendants to participants in the subject LLCs; and (c) unless total gross proceeds of $600,000,000 are raised in the IPO, defendants will not proceed with the transaction without further approval of the subject LLCs; and (iii) defendants’ agreement to make additional disclosures in the prospectus/consent solicitation regarding certain matters (which are included therein). Defendants have also acknowledged the work of plaintiffs and their counsel was a material factor in defendants’ implementation of the change in the Consolidation that, as originally proposed, would have required the exchange of participation interests for Class A common stock, which are taxable on receipt, and that now permits participants instead to elect to receive operating partnership units and Class B common stock, which permit tax deferral. Participants in the subject LLCs and private entities will not be required to bear any portion of the settlement payment. The payment in settlement of the Class Actions will be made by the Estate of Leona M. Helmsley and affiliates of Malkin Holdings (provided that none of Malkin Holdings and its affiliates that would become a direct or indirect subsidiary of Empire State Realty Trust, Inc. in the Consolidation will have any liability for such payment) and certain participants in the private entities who agree to contribute. The Registrant will not bear any of the settlement payment.

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

Pursuant to a decision issued on April 30, 2013, the court rejected such allegation and ruled in the Supervisor’s favor, holding that the buyout provisions of the participation agreements with respect to ESBA are legally binding and enforceable and that participants do not have the rights that they claimed under the New York Limited Liability Company Law.

On May 2, 2013, the court held a hearing regarding final approval of the class action settlement. At the conclusion of the hearing, the judge stated that it was his intention to approve such settlement and that he would issue a written decision approving the settlement. Of the approximately 4,500 participants in all the subject LLCs and private entities included in the consolidation, 12 opted out of the settlement. Those who opted out will not receive any share of the settlement proceeds, but can pursue separate claims for monetary damages. They are bound by the settlement agreement regarding injunctive, declaratory and other equitable relief, so they cannot seek an injunction to halt the consolidation or IPO. The settlement will not become final until resolution of any appeal.

The participants who challenged the buyout provision moved before the appellate court for a stay of all proceedings relating to the settlement, including such a stay as immediate interim relief. On May 1, 2013, their request for immediate interim relief was denied. On May 13, 2013, the Supervisor filed its brief in opposition to the motion for a stay.

The participants who challenged the buyout provision have appealed. Their motion for the stay is still pending and, if they pursue it, will be submitted to the appellate court for decision. Any decision on their appeal itself could take many months. The Supervisor cannot predict the timing or outcome of an appeal process or any related relief, if such appeal were successful. If the court’s decision were reversed by the appellate court, there is a risk that it could have a material adverse effect on Empire State Realty Trust, Inc.

Although there can be no assurance, the Supervisor believes that the trial court’s decision was correct, that it will be upheld on appeal, and that the appellate court will not grant the motion to stay the proceedings relating to the class action settlement.

Item 4.	Mine Safety Disclosures.

Not applicable.

EXHIBIT INDEX

Document Number

10.1	Sixth Modification of Sublease dated February 26, 2013, between Empire State Building Company L.L.C. and Registrant.

10.2	Third Amendment to Assignment of Leases and Rents dated February 26, 2013, between the Registrant, Empire Land Associates L.L.C. and HSBC Bank, USA, National Association, as Agent for itself in its individual capacity as a lender and other co-lenders that may exist from time to time.

24.1	Power of Attorney dated April 16, 2013 between the Members in Registrant and Mark Labell which is being filed as Exhibit 24.1 to Registrant’s 10-Q for the period ended March 31, 2013.

31.1	Certification of Andrew Prentice, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Mark Labell, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Andrew Prentice, Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Mark Labell, Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definitions Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

The individual signing this report on behalf of Registrant is Attorney-in-Fact for Registrant and each of the Members in Registrant, pursuant to Powers of Attorney, dated April 16, 2013 (the “Power”) and as supervisor of the accounting functions.

EMPIRE STATE BUILDING ASSOCIATES L.L.C.

(Registrant)

By:	/s/ Mark Labell
Mark Labell as Senior Vice President, Finance of Malkin Holdings LLC, Supervisor of Empire State Building Associates L.L.C.* and as Attorney-in-Fact on behalf of:

Peter L. Malkin, Member

Anthony E. Malkin, Member

Thomas N. Keltner, Jr., Member

Date: May 13, 2013

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