Form 10-Q
period 2013-06-30
EMPIRE STATE BUILDING ASSOCIATES L.L.C.
filed 2013-08-09
CIK 32776

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Indicate by check mark whether Registrant is a shell company (as defined in Rule 12b-2 of the Act)    Yes  ☐    No    ☒.

Indicate by check mark whether Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☐	Smaller Reporting Company	☒

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

Empire State Building Associates L.L.C.

(A Limited Liability Company)

Condensed Consolidated Balance Sheets

	June 30, 2013	December 31, 2012
	(Unaudited)
Assets
Real Estate:
Building:
Empire State Building, 350 Fifth Avenue, New York, N.Y.	$38,933,801	$38,933,801
Less: Accumulated depreciation	(11,189,964)	(10,690,833)

	27,743,837	28,242,968

Building improvements	61,826,131	45,641,988
Less: Accumulated depreciation	(2,475,802)	(1,731,973)

	59,350,329	43,910,015

Building improvements in progress	18,880,998	19,184,883

Tenant Improvements	66,176,460	43,703,979
Less: Accumulated depreciation	(11,053,413)	(6,985,055)

	55,123,047	36,718,924

Land	21,550,588	21,550,588

Total real estate, net	182,648,799	149,607,378
Cash and cash equivalents	35,916,192	4,359,664
Restricted cash	781,354	708,794
Due from Supervisor, a related party	324,111	324,111
Overage rent due from Sublessee, a related party	—	24,199,368
Other receivables	175,424	491,572
Due from Sublessee, a related party	8,778,000	15,174,264
Deferred costs	13,609,564	12,403,174
Other assets	—	61,042
Leasing costs, less accumulated amortization of $2,597,052 in 2013 and $1,928,113 in 2012	24,156,134	20,001,542
Mortgage financing costs, less accumulated amortization of $7,098,234 in 2013 and $4,375,168 in 2012	6,384,933	7,369,210

Total assets	$272,774,511	$234,700,119

Empire State Building Associates L.L.C.

(A Limited Liability Company)

Condensed Consolidated Balance Sheets

	June 30, 2013	December 31, 2012
	(Unaudited)
Liabilities and members’ equity (deficiency)
Liabilities:
Mortgage payable	$269,000,000	$219,000,000
Accrued mortgage interest	758,651	686,092
Due to Sublessee, a related party	17,435,294	3,146,689
Accrued supervisory fees, to a related party	—	846,000
Accrued expenses	31,324	26,859
Due to Supervisor, a related party	2,895,026	2,193,548

Total liabilities	290,120,295	225,899,188
Commitments and contingencies	—	—
Members’ equity (deficiency) (at June 30, 2013 and December 31, 2012, there were 3,300 units (at $10,000 per unit) of participation units outstanding)	(17,345,784)	8,800,931

Total liabilities and members’ equity (deficiency)	$272,774,511	$234,700,119

See notes to condensed consolidated financial statements.

Empire State Building Associates L.L.C.

(A Limited Liability Company)

Condensed Consolidated Statements of Operations

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue:
Rent income, from a related party	$3,050,970	$2,522,042	$5,896,327	$4,813,521
Interest and other income	1,279	474	1,850	1,000

Total revenue	3,052,249	2,522,516	5,898,177	4,814,521

Expenses:
Interest on mortgage	3,453,594	2,122,282	6,494,558	3,949,961
Supervisory services, to a related party	205,326	202,681	410,652	405,362
Depreciation of building and tenant improvements	2,895,366	1,874,586	5,311,319	3,423,756
Amortization of leasing costs	448,881	379,325	809,027	647,767
Formation transaction expenses	500,421	208,471	1,261,223	330,604
Professional fees, including amounts paid to a related party	1,144,277	205,949	2,440,414	427,474
Other	62,185	3,026	119,032	20,373

Total expenses	8,710,050	4,996,320	16,846,225	9,205,297

Net loss	$(5,657,801)	$(2,473,804)	$(10,948,048)	$(4,390,776)

Loss per $10,000 participation unit, based on 3,300 participation units outstanding during the period	$(1,714.49)	$(749.64)	$(3,317.59)	$(1,330.54)

Distributions per $10,000 participation unit consisted of the following:
Income	$—	$—	$—	$—
Return of capital	294.65	294.65	4,605.66	5,844.75

Total distributions	$294.65	$294.65	$4,605.66	$5,844.75

See notes to condensed consolidated financial statements.

Empire State Building Associates L.L.C.

(A Limited Liability Company)

Condensed Consolidated Statements of Members’ Equity (Deficiency)

	For the Six Months Ended June 30, 2013	For the Year Ended December 31, 2012
	(Unaudited)
Members’ equity (deficiency)
January 1, 2013	$8,800,931
January 1, 2012		$19,447,874
Add net income (loss):
January 1, 2013 through June 30, 2013	(10,948,048)
January 1, 2012 through December 31, 2012		10,585,390

	(2,147,117)	30,033,264

Less distributions:
January 1, 2013 through June 30, 2013	1,944,667
January 1, 2012 through December 31, 2012		3,889,333
Additional distribution March 8, 2013	13,254,000
Additional distribution March 8, 2012		17,343,000

Total distributions	15,198,667	21,232,333

Members’ equity (deficiency) at the end of the period	$(17,345,784)	$8,800,931

See notes to condensed consolidated financial statements.

Empire State Building Associates L.L.C.

(A Limited Liability Company)

Condensed Consolidated Statements of Cash Flows

	For the Six Months Ended June 30, 2013	For the Six Months Ended June 30, 2012
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(10,948,048)	$(4,390,776)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation of building and tenant improvements	5,311,319	3,423,756
Amortization of mortgage financing costs	2,723,066	1,359,955
Amortization of leasing costs	809,027	647,767
Changes in operating assets and liabilities:
Restricted cash	(72,560)	(127,462)
Other receivables	316,148	(243,256)
Other assets	61,042	(126,197)
Overage rent due from Sublessee, a related party	24,199,368	28,780,449
Due from Sublessee, a related party	113,645	—
Leasing costs paid	(4,963,619)	(1,752,779)
Accrued mortgage interest	72,559	47,404
Due to Supervisor, a related party	979,963	(219,391)
Accrued supervisory fees, to a related party	(846,000)	(1,107,000)
Accrued expenses	4,465	(24,831)

Net cash provided by operating activities	17,760,375	26,267,639

Cash flows from investing activities:
Purchase of building and tenant improvements	(17,781,516)	(33,289,998)
Advance to Sublessee	—	(15,060,562)
Increase (decrease) in due to/from Sublessee, a related party	—	(54,139)

Net cash used in investing activities	(17,781,516)	(48,404,699)

Cash flows from financing activities:
Proceeds from mortgage payable	50,000,000	30,000,000
Deferred costs	(1,484,875)	(3,210,459)
Financing costs	(1,738,789)	(1,173,319)
Distributions to Participants	(15,198,667)	(19,287,666)

Net cash provided by financing activities	31,577,669	6,328,556

Net increase (decrease) in cash and cash equivalents	31,556,528	(15,808,504)
Cash and cash equivalents, beginning of period	4,359,664	23,236,067

Cash and cash equivalents, end of period	$35,916,192	$7,427,563

Supplemental disclosure of cash flow information:
Cash paid for interest	$3,698,933	$2,542,602

Non-cash investing and financing activities:
Purchase of building and tenant improvements and improvements in progress included in Due to Sublessee, a related party	$17,435,294	$8,624,073
Deferred costs included in Due to Supervisor, a related party	1,120,963	1,189,397

See notes to condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements (unaudited)

Note A Interim Period Reporting

In the opinion of management, the accompanying unaudited condensed consolidated financial statements of Empire State Building Associates L.L.C. (“Registrant”) reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of Registrant as of June 30, 2013, its results of operations for the three and six months ended June 30, 2013 and 2012 and its cash flows for the six months ended June 30, 2013 and 2012. The condensed consolidated financial statements include the accounts of Registrant and its wholly-owned limited liability company, Empire State Land Associates L.L.C. All intercompany accounts and transactions have been eliminated in consolidation. Information included in the condensed balance sheet as of December 31, 2012 has been derived from the audited balance sheet included in Registrant’s Form 10-K for the year ended December 31, 2012 (the “10-K”) previously filed with the Securities and Exchange Commission (the “SEC”). Pursuant to rules and regulations of the SEC, certain information and disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted from these consolidated financial statements unless significant changes have taken place since the end of the most recent fiscal year. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto and the other information contained in the 10-K. The consolidated results of operations for the three and six months ended June 30, 2013 are not necessarily indicative of the results to be expected for any interim period or the full year.

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

On July 26, 2011, the lenders provided Registrant with an advance of $159,000,000 (of which $92,000,000 refinanced existing indebtedness). An additional $30,000,000 was drawn on April 5, 2012 (in accordance with the Fourth Modification of Sublease dated April 5, 2012 by and between Registrant and Sublessee), an additional $30,000,000 was drawn on July 9, 2012 (in accordance with the Fifth Modification of Sublease dated July 9, 2012 by and between Registrant and Sublessee) and an additional $50,000,000 was drawn on February 26, 2013 (in accordance with the Sixth Modification of Sublease dated February 26, 2013 by and between Registrant and Sublessee) bringing the total amount advanced through June 30, 2013 to $269,000,000. Based on the terms of the Secured Term Loan (as amended) and subject to the conditions set forth in the Secured Term Loan (as amended), additional advances of up to $231,000,000 were available under the Secured Term Loan as of June 30, 2013. Any further advances under the Secured Term Loan are subject to the consent of the Sublessee.

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

Subject to the terms and conditions of the Secured Term Loan agreement, the outstanding principal amount of the Secured Term Loan shall bear interest at a rate equal to 2.5% per annum above 30-day LIBOR, unless such rate is not available, in which event the Secured Term Loan would bear interest at 2.5% per annum in excess of (i) HSBC’s prime rate or (ii) the BBA LIBOR Daily Floating Rate. The aggregate rate in accordance with the foregoing was 2.7% at June 30, 2013. In connection with this loan, Registrant issued promissory notes, a mortgage encumbering the Property in favor of the agent for the lenders, and other customary security and other loan documents. The maturity date of this loan is July 26, 2014, which Registrant may extend to July 26, 2015 and thereafter to July 26, 2016, in each case upon payment of an extension fee of 0.25% of the total availability under the Secured Term Loan agreement at the time of such extension. Such extensions are subject to customary conditions, including the satisfaction of certain loan-to-value and debt yield ratios and the absence of an event of default.

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

The estimated fair value of Registrant’s Secured Term Loan debt based on available market information is approximately $269,000,000 as of June 30, 2013. The fair value of borrowings is estimated by discounting the future cash flows using current interest rates at which similar borrowings could be made by Registrant.

Restricted cash at June 30, 2013 and December 31, 2012 represents funds in an account held at HSBC Bank pursuant to the terms of the Secured Term Loan, to be used for Registrant’s monthly loan interest obligation.

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

In accordance with the second sublease modification dated February 25, 2009, Basic Rent described above had been increased to cover debt service on the $31,500,000 second mortgage that closed on February 25, 2009. In accordance with the third sublease modification dated July 26, 2011, Basic Rent was increased to cover debt service relating to the Secured Term Loan refinancing that prepaid the first and second mortgages aggregating $92,000,000 (Note C) to the extent the Secured Term Loan debt exceeds the previous first mortgage of $60,500,000. In accordance with the fourth, fifth and sixth modifications of the Sublease, Basic Rent was further increased to cover debt service on additional advances aggregating $110,000,000 ($30,000,000 on each of April 5, 2012 and July 9, 2012 and $50,000,000 on February 26, 2013). Basic Rent increased by $1,082,806 for the six months ended June 30, 2013 as compared to the six months ended June 30, 2012, representing an increase in debt service of $1,144,369 which consists only of interest on the balance of the Secured Term Loan in excess of $60,500,000, and a decrease in Basic Rent of $61,563.

Basic Rent will be increased to cover debt service on any refinancing of such debt so long as the aggregate amount refinanced does not exceed the then existing amount of debt plus refinancing costs.

Due to Sublessee, a related party, of $17,435,294 and $3,146,689 at June 30, 2013 and December 31, 2012, respectively, represents the payable to Sublessee for building and tenant improvements and leasing costs. Due from Sublessee, a related party, of $8,778,000 and $15,174,264 at June 30, 2013 and December 31, 2012, respectively, represents funds held in escrow by Sublessee for tenant improvements and includes Basic Rent due from the Sublessee.

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

On March 8, 2013, registrant made an additional distribution to participants of $13,254,000 ($4,016 for each $10,000 Participation), representing Overage Rent of $24,199,368 for the year ended December 31, 2012, less (i ) $10,094,843, mainly for fees relating to the Consolidation and IPO (as defined below) and for the increase in the supervisory fee to Supervisor, accounting fees, set-aside for a portion of interest expense and general contingencies, (ii) annual New York State filing fees of $4,525, and (iii) the Additional Payment to supervisor of $846,000 (representing the Additional Payment of $905,417 less $59,417 previously paid). See Notes C and D to the condensed consolidated financial statements herein.

Sublessee is a New York limited liability company in which Peter L. Malkin is a member and entities for Peter L. Malkin’s family members are beneficial owners.

The Supervisor of the Registrant has solicited consents of Participants in the Registrant and other public limited liability companies supervised by the Supervisor to a proposed consolidation of Registrant, other public and private entities supervised by the Supervisor and the Supervisor and certain affiliated management companies into Empire State Realty Trust, Inc. (collectively the “Consolidation”) and the initial public offering of Class A common stock of Empire State Realty Trust, Inc. (the “IPO”) pursuant to a prospectus/consent solicitation statement included in a registration statement on Form S-4 declared effective by the SEC. In the proposed transaction, (x) the property interests of the Registrant, such other public limited liability companies and certain private entities supervised by the Supervisor, and (y) the Supervisor and certain affiliated management companies would be contributed to the operating partnership of Empire State Realty Trust, Inc., a newly organized real estate investment trust.

Consents are required from Participants in the Registrant and such other public limited liability companies for them to contribute their interests in the Consolidation. The Supervisor of the Registrant has received consents of Participants in the Registrant holding more than the required supermajority in each participating group to the Consolidation. Following the receipt of the required supermajority approval, each Participant who had voted against, or abstained, or not submitted a consent form regarding the Consolidation, was sent a 10-day buyout notice stating that its interests was subject to buyout for $100 if it did not consent to the Consolidation. The period for consenting to the Consolidation for those sent the buyout notice, as extended, has not yet terminated.

Consents have been obtained from participants in the other public limited liability companies and the private entities and the Supervisor and certain affiliated companies and affiliates of the Supervisor for them to make such contributions. The consideration to be paid to the contributing companies and entities in the Consolidation will be allocated in accordance with exchange values determined based on appraisals by an independent third party.

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

Registrant pays Supervisor an additional payment (“Additional Payment”) equal to 6% of distributions to Participants in Registrant in excess of 9% per annum on their remaining cash investment in Registrant (which remaining cash investment at June 30, 2013 was equal to the Participants’ original cash investment of $33,000,000). For tax purposes, any Additional Payment is recognized as a profits interest and the Supervisor is treated as a partner, all without modifying each Participant’s distributive share of reportable income and cash distributions.

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

Registrant pays Supervisor for other services at hourly rates. Pursuant to the fee arrangements described herein, Registrant incurred supervisory fees of $380,944 and $375,654 for the six month periods ended June 30, 2013 and 2012, respectively, plus additional fees totaling $29,708 in each period representing 6% of the annual rent and debt service reductions from which Registrant has benefited. No remuneration was paid during the six-month periods ended June 30, 2013 and 2012 by Registrant to any of the Members. Accrued supervisory fees were $0 and $846,000 at June 30, 2013 and December 31, 2012, respectively. Included in professional fees are amounts to a related party of $151,238 and $466,059 for the three and six months ended June 30, 2013, respectively, and $124,086 and $320,066 for the three and six months ended June 30, 2012, respectively.

Distributions are paid from a cash account held by Supervisor. That account is included in the Condensed Consolidated Balance Sheets as “Due from Supervisor, a related party.” The funds of $324,111 at June 30, 2013 and December 31, 2012 were paid to Participants on July 1, 2013 and January 1, 2013, respectively. Due to Supervisor, a related party, was $2,895,026 and $2,193,548 at June 30, 2013 and December 31, 2012, respectively.

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

Cash and cash equivalents, restricted cash, due from Supervisor, a related party, overage rent due from Sublessee, a related party, other receivables, due from Sublessee, a related party, accrued mortgage interest, due to Sublessee, a related party, accrued supervisory fees, to a related party, accrued expenses, due to Supervisor, a related party: The carrying amount of cash and cash equivalents, restricted cash, due from Supervisor, a related party, overage rent due from Sublessee, a related party, other receivables, due from Sublessee, a related party, accrued mortgage interest, due to Sublessee, a related party, accrued supervisory fees, to a related party, accrued expenses, and due to Supervisor, a related party reported in the Registrant’s Condensed Consolidated Balance Sheets approximate fair value due to the short term maturity of these instruments.

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

The mortgages payable had an estimated fair value based on discounted cash flow models, based on Level 3 inputs, of approximately $269,000,000 compared to the book value of the related debt of $269,000,000 at June 30, 2013.

Disclosure about fair value of financial instruments is based on pertinent information available to the Registrant as of June 30, 2013. Although the Registrant is not aware of any factors that would significantly affect the reasonable fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and current estimates of fair value may differ significantly from the amounts presented herein.

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

Through June 30, 2013, Registrant has incurred and capitalized external offering costs of $13,609,564, of which the Registrant has incurred $1,206,390 and $3,313,116 for the six months months ended June 30, 2013 and 2012, respectively. A total of $1,120,963 and $1,399,448 of these costs are in Due to Supervisor at June 30, 2013 and December 31, 2012, respectively. Additional offering costs for work done by employees of the Supervisor of $151,238 and $466,059 for the three and six months ended June 30, 2013, respectively, and $124,086 and $320,066 for the three and six months ended June 30, 2012, respectively, were incurred and advanced by the Supervisor and have been or will be reimbursed to the Supervisor by the Registrant.

Correction of an Immaterial Error in the Financial Statements

The Registrant’s prior period financial results have been adjusted to reflect an immaterial correction which has no impact to the net change in cash reported on the statement of cash flows. During fiscal year 2012, the Registrant determined that certain costs related to the structuring of the consolidation transaction that were previously included in deferred offering costs should have been expensed in the periods incurred. The correction impacted the 2012, 2011 and 2010 periods and had accumulated to an amount of $2,147,898 as of June 30, 2012. Adhering to applicable guidance for accounting changes and error corrections, the Registrant concluded that the error was not material to any of the prior period financial statements. The correction resulted in immaterial changes to deferred costs and formation transaction expenses for the years ended December 31, 2011 and 2010, and for interim periods within those years and within 2012.

The Registrant applied the guidance for accounting changes and error corrections and revised the prior period financial statements presented. The following table presents the effect this correction had on our prior period reported financial statements. Additionally, financial information included elsewhere in this Form 10-Q that is impacted by the adjustment have been revised, as applicable.

	For the six months ended June 30, 2012
	As reported		Adjustment	As adjusted
Formation transaction expenses	$	—	$330,604	$330,604
Net loss		(4,060,172)	(330,604)	(4,390,776)
Net cash provided by operating activities		26,598,243	(330,604)	26,267,639
Net cash provided by financing activities		5,997,952	330,604	6,328,556
Net change in cash and cash equivalents		(15,808,504)	—	(15,808,504)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

During the six-month period ended June 30, 2013, Registrant made regular monthly distributions of $98.22 for each $10,000 Participation ($1,178.59 per annum for each $10,000 Participation). There are no restrictions on Registrant’s present or future ability to make distributions; however, the amount of such distributions, particularly distributions of Overage Rent, depends solely on Sublessee’s ability to make payments of Basic Rent and Overage Rent to Registrant. Registrant expects to make monthly distributions in the future so long as it receives the payments provided for under the Sublease.

On March 8, 2013, registrant made an additional distribution to participants of $13,254,000 ($4,016 for each $10,000 Participation), representing Overage Rent of $24,199,368 for the year ended December 31, 2012, less (i) $10,094,843, mainly for fees relating to the proposed Consolidation and IPO and for the increase in the supervisory fee to Supervisor, accounting fees, interest expense and general contingencies, (ii) annual New York State filing fees of $4,525, and (iii) the Additional Payment to supervisor of $846,000 (representing the Additional Payment of $905,417 less $59,417 previously paid). See Notes C and D to the condensed consolidated financial statements herein.

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

Total revenues increased by $1,083,656 for the six-month period ended June 30, 2013 as compared with the corresponding period of the prior year primarily attributable to a net increase in Basic Rent income from the Sublessee of $1,082,806, consisting of an increase of $1,144,369 to cover the increase in debt service on the increased loan balance and a decrease in Basic Rent of $61,563 for the six-month period ended June 30, 2013 as compared with the corresponding period of the prior year.

Total revenues increased by $529,733 for the three-month period ended June 30, 2013 as compared with the corresponding period of the prior year primarily attributable to a net increase in Basic Rent income from the Sublessee of $528,928, consisting of an increase of $559,710 to cover the increase in debt service on the increased loan balance and a decrease in Basic Rent of $30,782 for the three-month period ended June 30, 2013 as compared with the corresponding period of the prior year.

Total expenses increased by $7,640,928 for the six-month period ended June 30, 2013 as compared with the corresponding period of the prior year attributable to: (i) an increase in interest on the mortgage of $2,544,597, consisting of $1,181,486 for an increase in interest expense and an increase of $1,363,111 for amortization of refinancing costs in connection with additional advances on the Secured Term Loan aggregating $110,000,000 since March 31, 2012, consisting of $30,000,000 on April 12, 2012, $30,000,000 on July 12, 2012 and $50,000,000 on February 26, 2013, (ii) an increase in depreciation of building and tenant improvements of $1,887,563 attributable to depreciation on improvements placed in service in 2012 and the first six months of 2013, (iii) an increase of $5,290 in supervisory fees, consisting of a cost-of-living increase, (iv) an increase in amortization of leasing costs of $161,260 attributable to amortization on leasing costs capitalized in 2012 and the first six months of 2013, (v) an increase in professional fees of $2,012,940 including (a) a net increase in fees to Malkin Holdings of $145,993 and legal and accounting fees for services rendered in connection with the Consolidation and IPO, (b) an increase in consulting fees for the design and implementation of a new accounting system, and (c) matters pertaining to the class action litigation (as described in Legal Proceedings), (vi) an increase in other expenses of $98,659, mainly attributable to allocated officers and directors insurance which commenced in the second quarter of 2012, and (vii) an increase in formation transaction expenses of $930,619, mainly attributable to the solicitation of consents from Participants in the Registrant and other public limited liability companies supervised by the Supervisor to the proposed Consolidation and IPO.

Total expenses increased by $3,713,730 for the three-month period ended June 30, 2013 as compared with the corresponding period of the prior year attributable to: (i) an increase in interest on the mortgage of $1,331,312, consisting of $610,331 for an increase in interest expense and an increase of $720,981 for amortization of refinancing costs in connection with additional advances on the Secured Term Loan aggregating $110,000,000 since March 31, 2012, consisting of $30,000,000 on April 12, 2012, $30,000,000 on July 12, 2012 and $50,000,000 on February 26, 2013, (ii) an increase in depreciation of building and tenant improvements of $1,020,780 attributable to depreciation on improvements placed in service in 2012 and the first six months of 2013, (iii) an increase of $2,645 in supervisory fees, consisting of a cost-of-living increase, (iv) an increase in amortization of leasing costs of $69,556 attributable to amortization on leasing costs capitalized in 2012 and the first six months of 2013, (v) an increase in professional fees of $938,328 including (a) a net increase in fees to Malkin Holdings of $27,152 and legal and accounting fees for services rendered in connection with the Consolidation and IPO, (b) an increase in consulting fees for the design and implementation of a new accounting system, and (c) matters pertaining to the class action litigation (as described in Legal Proceedings), (vi) an increase in other expenses of $59,159, mainly attributable to allocated officers and directors insurance which commenced in the second quarter of 2012, and (vii) an increase in formation transaction expenses of $291,950, mainly attributable to the solicitation of consents from Participants in the Registrant and other public limited liability companies supervised by the Supervisor to the proposed Consolidation and IPO.

Liquidity, Capital Resources and Distributions

Registrant’s liquidity has increased as of June 30, 2013, as compared with December 31, 2012 primarily attributable to $50,000,000 drawn on the Secured Term Loan, partially offset by (i) costs incurred in connection with the Consolidation and IPO, and (ii) commitments to the Sublessee for building improvements and tenanting costs. Adverse developments in economic, credit and investment markets over the last several years impaired general liquidity (although some improvement in such markets has arisen recently) and the developments may negatively impact Registrant and/or tenants at the Building. Any such impact should be ameliorated by the fact that (a) each of Registrant and its Sublessee has very low debt in relation to asset value, (b) the Building’s rental revenue is derived from a substantial number of tenants in diverse businesses with lease termination dates spread over numerous years.

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

On July 26, 2011, the lenders provided Registrant with an advance of $159,000,000 (of which $92,000,000 refinanced existing indebtedness). An additional $30,000,000 was drawn on April 5, 2012 (in accordance with the Fourth Modification of Sublease dated April 5, 2012 by and between Registrant and Sublessee), an additional $30,000,000 was drawn on July 9, 2012 (in accordance with the Fifth Modification of Sublease dated July 9, 2012 by and between Registrant and Sublessee) and an additional $50,000,000 was drawn on February 26, 2013 (in accordance with the Sixth Modification of Sublease dated February 26, 2013 by and between Registrant and Sublessee) bringing the total amount advanced through June 30, 2013 to $269,000,000. Based on the terms of the Secured Term Loan (as amended) and subject to the conditions set forth in the Secured Term Loan (as amended), additional advances of up to $231,000,000 were available under the Secured Term Loan after the $50,000,000 drawn on February 26, 2013. Any further advances under the Secured Term Loan are subject to the consent of the Sublessee.

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

Subject to the terms and conditions of the Secured Term Loan agreement, the outstanding principal amount of the Secured Term Loan shall bear interest at a rate equal to 2.5% per annum above 30-day LIBOR, unless such rate is not available, in which event the Secured Term Loan would bear interest at 2.5% per annum in excess of (i) HSBC’s prime rate or (ii) the BBA LIBOR Daily Floating Rate. The aggregate rate in accordance with the foregoing was 2.7% at June 30, 2013. In connection with this loan, Registrant issued promissory notes, a mortgage encumbering the Property in favor of the agent for the lenders, and other customary security and other loan documents. The maturity date of this loan is July 26, 2014, which Registrant may extend to July 26, 2015 and thereafter to July 26, 2016, in each case upon payment of an extension fee of 0.25% of the total availability under the Secured Term Loan agreement at the time of such extension. Such extensions are subject to customary conditions, including the satisfaction of certain loan-to-value and debt yield ratios and the absence of an event of default.

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

Registrant anticipates that funds for short-term working capital requirements for the Real Estate will be provided by cash on hand, rental payments received from the Sublessee (which entity is required under the Sublease to make payments of Basic Rent and, subject to cash flow, Overage Rent) and from additional advances of up to $231,000,000 available under the Secured Term Loan as of June 30, 2013. Long-term sources of working capital will be provided by a combination of rental payments from the Sublessee and borrowings.

Sublessee is to maintain the Building as a high-class office building as required by the terms of the Sublease.

In connection with the July 2011 refinancing of the mortgage on the fee position of the Empire State Building with the Secured Term Loan, it is now intended that the Registrant generally to the extent of available financing will incur all capital improvement and tenanting costs commencing with expenditures incurred January 1, 2011 and thereafter. Registrant has incurred fixed asset additions of $38,352,740 and leasing costs of $4,963,619 during the six months ended June 30, 2013 and reimbursed Sublessee $22,745,137, resulting in a payable to Sublessee of $17,435,294 (including unpaid building improvements and leasing costs) at June 30, 2013.

Since the Supervisor gained day-to-day management of the Empire State Building in August 2006, a total of approximately $190,440,000 has been invested through June 30, 2013 in connection with the restoration and renovation program at the Property. The Registrant currently estimates that between $135,000,000 and $175,000,000 of additional capital is needed to complete this renovation program, which the Registrant expects to be substantially complete by 2016. These estimates are based on the Supervisor’s current budgets (which do not include tenant improvement and leasing commission costs) and are subject to change. The Registrant’s renovation program at the Property has taken substantial time to design and implement due to many factors, including the overall scale of the program, the market timing of re-leasing upgraded spaces to existing and prospective tenants, the Registrant’s desire to minimize existing tenant disruptions, and the need to obtain consents of investors to complete financings.

Due to Sublessee at June 30, 2013 represents the payable to Sublessee for purchased building improvements and tenanting costs. The costs of the Program will be financed through a combination of borrowings and operating cash flow.

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

The Supervisor of the Registrant has solicited consents of Participants in the Registrant and other public limited liability companies supervised by the Supervisor to the proposed Consolidation pursuant to a prospectus/consent solicitation statement included in a registration statement on Form S-4 declared effective by the SEC. In the proposed transaction, (x) the property interests of the Registrant, such other public limited liability companies and certain private entities supervised by the Supervisor, and (y) the Supervisor and certain affiliated management companies would be contributed to the operating partnership of Empire State Realty Trust, Inc., a newly organized real estate investment trust.

Consents are required from Participants in the Registrant and such other public limited liability companies for them to contribute their interests in the Consolidation. The Supervisor of the Registrant has received consents of Participants in the Registrant holding more than the required supermajority in each participating group to the Consolidation. Following the receipt of the required supermajority approval, each Participant who had voted against, or abstained, or not submitted a consent form regarding the Consolidation, was sent a 10-day buyout notice stating that its interests was subject to buyout for $100 if it did not consent to the Consolidation. The period for consenting to the Consolidation for those sent the buyout notice, as extended, has not yet terminated.

Consents have been obtained from participants in the other public limited liability companies and the private entities and the Supervisor and certain affiliated companies and affiliates of the Supervisor for them to make such contributions. The consideration to be paid to the contributing companies and entities in the Consolidation will be allocated in accordance with exchange values determined based on appraisals by an independent third party.

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

Security Ownership

As of June 30, 2013, the Members of Registrant owned of record and beneficially an aggregate of $41,042 of Participations in Registrant, representing less than 0.124% of the currently outstanding Participations therein totaling $33,000,000.

As of June 30, 2013, certain of the Members of Registrant held additional Participations as follows:

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

(a) Evaluation of disclosure controls and procedures. The Supervisor after evaluating the effectiveness of Registrant’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of June 30, 2013, the end of the period covered by this report, has concluded that as of that date that Registrant’s disclosure controls and procedures were effective and designed to ensure that material information relating to Registrant would be made known to it by others within those entities on a timely basis.

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

The parties entered into a Stipulation of Settlement dated September 28, 2012, resolving the Class Actions. The Stipulation of Settlement recites that the Consolidation was approved by overwhelming consent of the participants in the private entities. The Stipulation of Settlement states that counsel for the plaintiff class satisfied themselves that they have received adequate access to relevant information, including the independent valuer’s valuation process and methodology, that the disclosures in the Registration Statement on Form S-4, as amended, are appropriate, that the Consolidation presents potential benefits, including the opportunity for liquidity and capital appreciation, that merit the participants’ serious consideration and that each of named class representatives intends to support the Consolidation as modified. The Stipulation of Settlement further states that counsel for the plaintiff class are satisfied that the claims regarding tax implications, enhanced disclosures, appraisals and exchange values of the properties that would be consolidated into Empire State Realty Trust, Inc., and the interests of the participants in the subject LLCs and the private entities, have been addressed adequately, and they have concluded that the settlement pursuant to the Stipulation of Settlement and opportunity to consider the proposed Consolidation on the basis of revised consent solicitations are fair, reasonable, adequate and in the best interests of the plaintiff class.

The defendants in the Stipulation of Settlement denied that they committed any violation of law or breached any of their duties and did not admit that they had any liability to the plaintiffs.

The terms of the settlement include, among other things (i) a payment of $55 million, with plaintiffs’ counsel’s court-approved attorneys’ fees and, in the case of shares of common stock and/or operating partnership units, after the termination of specified lock-up periods, to participants in the subject LLCs, a minimum of 80% in cash and maximum of 20% in freely-tradable shares of common stock and/or freely-tradable operating partnership units to be distributed, after reimbursement of plaintiffs’ counsel’s court-approved expenses and payment of the subject LLCs and the private entities pursuant to a plan of allocation to be prepared by counsel for plaintiffs; (ii) defendants’ agreement that (a) the IPO will be on the basis of a firm commitment underwriting; (b) if, during the solicitation period of the subject LLCs, any of the three subject LLCs’ percentage of total exchange value is lower than what is stated in the final prospectus/consent solicitation statement by 10% or more, such decrease will be promptly disclosed by defendants to participants in the subject LLCs; and (c) unless total gross proceeds of $600,000,000 are raised in the IPO, defendants will not proceed with the Consolidation without further approval of the subject LLCs; and (iii) defendants’ agreement to make additional disclosures in the prospectus/consent solicitation regarding certain matters (which were included therein). The payment in settlement of the Class Actions will be made by the Estate of Leona M. Helmsley and affiliates of Malkin Holdings (provided that none of Malkin Holdings and its affiliates that would become a direct or indirect subsidiary of Empire State Realty Trust, Inc. in the Consolidation will have any liability for such payment) and certain participants in the private entities who agree to contribute. The Registrant and its participants will not bear any of the settlement payment.

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

On January 28, 2013, six participants in ESBA filed an objection to preliminary approval, and cross-moved to intervene in the action and for permission to file a separate complaint on behalf of ESBA participants. The court denied the cross motion of such objecting participants, and the court denied permission for such objecting participants to file a separate complaint as part of the Class Action, but permitted them to file a brief solely to support their allegation that the buyout would deprive non-consenting participants in ESBA of “fair value” in violation of the New York Limited Liability Company Law. The court rejected the objecting participants’ assertion that preliminary approval be denied and granted preliminary approval of the settlement.

Pursuant to a decision issued on April 30, 2013, the court rejected the allegation regarding the New York Limited Liability Company Law and ruled in the Supervisor’s favor, holding that such buyout provisions are legally binding and enforceable and that participants do not have the rights they claimed under the New York Limited Liability Company Law.

On May 2, 2013, the court held a hearing regarding final approval of the Class Actions settlement, at the conclusion of which the court stated that it intended to approve the settlement. On May 17, 2013, the court issued its Opinion and Order. The court rejected the objections by all objectors and upheld the settlement in its entirety. Of the approximately 4,500 class members who are participants in all of the subject LLCs and private entities included in the Consolidation, 12 opted out of the settlement. Those who opted out will not receive any share of the settlement proceeds, but can pursue separate claims for monetary damages. They are bound by the settlement agreement regarding equitable relief, so they cannot seek an injunction to halt the Consolidation or IPO. The settlement will not become final until resolution of any appeal.

Also on May 17, 2013, the court issued its Opinion and Order on attorneys’ fees. Class counsel applied for an award of $15.0 million in fees and $295,895 in expenses, which the court reduced to $11.59 million in fees and $265,282 in expenses.

The participants who challenged the buyout provision filed a notice of appeal of the court’s April 30, 2013 decision and moved before the appellate court for a stay of all proceedings relating to the settlement, including such a stay as immediate interim relief. On May 1, 2013, their request for immediate interim relief was denied. On May 13, 2013, the supervisor filed its brief in opposition to the motion for the stay. On June 18, 2013, the appellate court denied the motion for the stay. On July 16, 2013, these participants filed their brief and other supporting papers on their appeal of the April 30, 2013 decision, which is required to perfect the appeal.

In addition, on June 20, 2013, these same participants filed additional notices of appeal of the trial court’s rulings in the Class Actions. These notices of appeals related to (i) the order entered February 22, 2013 granting preliminary approval of the Class Action settlement and setting a hearing for final approval; (ii) the order entered February 26, 2013, refusing to sign a proposed order to show cause for a preliminary injunction regarding the Consolidation; (iii) an order entered April 2, 2013, denying the motion to intervene and to file a separate class action on behalf ESBA participants; (iv) the order entered April 10, 2013, refusing to sign the order to show cause seeking to extend the deadline for class members to opt out of the Class Action settlement; (v) the Final Judgment and Order entered May 17, 2013; (vi) the order entered May 17, 2013 approving the Class Action settlement; and (vii) the order entered May 17, 2013 awarding class counsel attorneys’ fees and costs.

Any decision on the appeal on the New York Limited Liability Law issue could take many months. The Registrant cannot predict the timing or outcome of an appeal process or any related relief, if such appeal were successful. If the court’s decision were reversed by the appellate court, there is a risk that it could have a material adverse effect on Empire State Realty Trust, Inc., which could take the form of monetary damages or other equitable relief, and the court could order some or all of the relief that the objecting participants have requested, as described above. Although there can be no assurance, the Registrant believes that the trial court’s decision was correct, and that it will be upheld on appeal.

As noted, class members who objected to the Class Action settlement filed notices of appeal from the court’s decision to approve the Stipulation of Settlement. As a result, the Registrant and Empire State Realty Trust, Inc. may incur costs associated with defending any such appeal or paying any judgment if defendants lose. The Registrant cannot predict the timing or outcome of an appeal. If the court’s decision were reversed by an appellate court, there is a risk that it could have a material adverse effect on Empire State Realty Trust, Inc., including the imposition of monetary damages, injunctive relief or both. Although there can be no assurance, the Registrant believes that the trial court’s decision was correct, and that it will be upheld on appeal.

Item 4.	Mine Safety Disclosures.

Not applicable.

EXHIBIT INDEX

Document Number

24.1	Power of Attorney dated July 15, 2013 between the Members in Registrant and Mark Labell which is being filed as Exhibit 24.1 to Registrant’s 10-Q for the period ended June 30, 2013.

31.1	Certification of Andrew Prentice, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Mark Labell, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Andrew Prentice, Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Mark Labell, Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definitions Documents

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

The individual signing this report on behalf of Registrant is Attorney-in-Fact for Registrant and each of the Members in Registrant, pursuant to Powers of Attorney, dated July 15, 2013 (the “Power”) and as supervisor of the accounting functions.

EMPIRE STATE BUILDING ASSOCIATES L.L.C. (Registrant)

By:	/s/ Mark Labell

Mark Labell as Senior Vice President, Finance of Malkin Holdings LLC, Supervisor of Empire State Building Associates L.L.C.* and as Attorney-in-Fact on behalf of:

Peter L. Malkin, Member

Anthony E. Malkin, Member

Thomas N. Keltner, Jr., Member

Date: August 9, 2013

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